Form 10-K
period 1996-06-30
DIGENE CORP
filed 1996-09-20
CIK 1011582

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended June 30, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from            to
                                        -----------   ---------

Commission file number 0-28194

                               DIGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           52-1536128
- -------------------------------                         ---------------------
 State or other jurisdiction of                  (I.R.S. Employer Identification No.)
  incorporation or organization

    9000 Virginia Manor Road
      Beltsville, Maryland                                       20705
- -------------------------------                          --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (301) 470-6500
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per
                                                            share
                                                            -------------------
                                                            (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Based upon the last sale price of the Registrant's Common Stock on September 16, 1996, the aggregate market value of the 5,557,507 outstanding shares of voting stock held by non-affiliates of the Registrant was $45,849,433.

         As of September 16, 1996, 11,306,684 shares of the Registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in this Report on Form 10-K:

         1) The Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

       The Company develops, manufactures and markets DNA testing systems for the screening, monitoring and diagnosis of human diseases. The Company's products are designed to help improve clinical outcomes and reduce the overall cost of disease management. The Company's lead product, the Hybrid Capture HPV DNA test, detects the presence of human pappillomavirus ("HPV"), the primary cause of cervical cancer, which is the second most common cancer among women worldwide. The Company's HPV test for the follow-up screening of women with equivocal Pap smears is the first HPV test to have been approved for marketing in the United States by the U.S. Food and Drug Administration (the "FDA"). The Company's objective is to establish its HPV test as the new standard of care for cervical cancer screening.

       The Company is also developing a test to detect the presence of cytomegalovirus ("CMV"). The basis for the Company's HPV and CMV tests is its proprietary Hybrid Capture technology. The Company is also using its Hybrid Capture technology as a platform to develop a wide range of DNA diagnostic and monitoring tests for blood viruses, sexually transmitted diseases ("STDs") and opportunistic infections.

       The key elements of the Company's business strategy include (i) establishing HPV testing as the new standard of care for cervical cancer screening by working closely with clinical reference laboratories, third-party payors and health care providers; (ii) focusing the Company's marketing efforts on the use of its HPV test for the follow-up screening of equivocal Pap smears;
(iii) expanding the Company's sales and marketing capabilities; (iv) pursuing strategic alliances to increase market acceptance of its products and to expand marketing efforts; and (v) capitalizing on its core technology and expertise to develop a wide range of DNA diagnostic and monitoring tests.

       The Company was incorporated under Delaware law in 1987, succeeding to the business of a partnership organized in 1985.

CERVICAL CANCER

       Cervical cancer is the second most common cancer among women worldwide, with approximately 440,000 new cases reported annually. The American Cancer Society estimates that approximately 15,800 new cases of invasive cervical cancer and 65,000 cases of carcinoma in situ, a precancerous condition, were diagnosed in the United States in 1995. If detected in the precancerous stage, virtually all cervical cancer is preventable. The treatment of cervical cancer after it reaches the invasive stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. These forms of treatment are difficult and expensive, and are often unsuccessful.

HPV Infection and Cervical Cancer

       HPV is the primary cause of cervical cancer. Recent studies have demonstrated that at least 93% of cervical cancers and high-grade cervical lesions contain one or more cancer-causing types of HPV. Moreover, it has been shown that women without cervical disease who test positive for one or more of the cancer-causing HPV types have a high probability of developing cervical lesions over time. A recent prospective study conducted by the National Cancer Institute ("NCI") on 21,000 women with a history of normal cervical cytologic examinations (Pap smears) found that approximately 80% of those who tested positive for cancer-causing types of HPV developed clinically significant cervical lesions within four years.

Pap Smear Testing

       To enable the early detection of cervical cancer, gynecologists typically recommend annual screening examinations. The standard screening method in the United States and in other major industrialized countries is the Pap smear test, in which a sample of cervical cells is examined under a microscope. Pap smears have been the principal means of cervical cancer screening in the United States since the 1940s. More than 50 million Pap smears are performed annually in the United States, and the Company believes that an equivalent number are performed in the rest of the world. Each Pap smear is classified according to the Bethesda System for Reporting Cervical/Vaginal Cytologic Diagnoses into one of five categories: (1) Negative;
(2) Atypical Squamous Cells of Undetermined Significance ("ASCUS"); (3) Low Grade Squamous Intraepithelial Lesions ("LSIL"); (4) High Grade Squamous Intraepithelial Lesions ("HSIL"); and (5) Carcinoma. For purposes of this report, negative Pap smear results are referred to as "normal;" ASCUS, as "equivocal;" and LSIL, HSIL and Carcinoma, as "abnormal." An equivocal classification is given to Pap smear results that cannot be definitely classified as either normal or abnormal.

       Follow-up testing and treatment is based on the classification of the Pap smear result. Women with normal Pap smears typically require no follow-up beyond continuation with annual Pap smear testing. In general, women with abnormal Pap smears undergo a colposcopic examination (visual examination of the cervix with the aid of a colposcope). Most of these women also undergo biopsy at the time of colposcopy, and many go on to have any suspected lesions ablated (physically removed with a scalpel or cauterizing instrument). Many women with equivocal Pap smears are treated as if they have abnormal Pap smears, even though only an estimated 25% to 35% of these women actually have cervical disease.

Problems With the Pap Smear

       Although the Pap smear has been successful in reducing deaths due to cervical cancer in the United States, Pap smears have significant limitations, including the following:

       Equivocal Pap Smears Lead to Unnecessary, Costly Intervention. Each year in the United States, approximately 3.5 million Pap smears are classified as equivocal. It is estimated that 65% to 75% of the women with equivocal Pap smears do not have cervical disease. However, women with equivocal Pap smears often undergo colposcopy and biopsy and, in certain cases, ablation. These invasive procedures cost approximately $300, $100 and $500, respectively, and result in significant physical and emotional stress.

       Pap Smears are Difficult to Interpret. Screening and interpreting Pap smears is a highly subjective, complex and tedious task. The screening process requires intense visual review through a microscope of a large volume of slides containing cervical cells. A Pap smear may contain only a small number of abnormal cells among 50,000 to 300,000 normal cells.
The subjective nature of this screening process often leads to equivocal test results. In addition, the difficulty and tediousness of the screening process and the limitations of the visual review result in a large number of Pap smears which are misinterpreted as normal ("false negatives").

       False Negative Diagnoses. Pap smears fail to identify cervical disease in a significant number of women. The sensitivity of Pap smears is estimated to be 60% to 80%, which means that 20% to 40% of cervical disease is not detected by Pap smear testing. False negatives may result in delayed treatment for cervical lesions and may result in the failure to detect cervical cancer at an early stage. The resultant delays in treatment may allow the disease to progress further, thereby increasing the need for invasive and costly treatments, reducing the efficacy of available therapies and reducing the likelihood of patient survival. False negative diagnoses present a particular health risk for women who do not undergo routine Pap smear testing at recommended time intervals.

       Pap Smears Have Limited Predictive Value. The Pap smear is not designed, and is unable, to detect the presence of HPV, the primary cause of cervical cancer. Consequently, Pap smears do not allow the clinician to identify women with no overt signs of cervical disease but who are infected with cancer-causing types of HPV and are therefore highly likely to develop cervical cancer or advanced cervical lesions in the future.

       Limited Availability of Pap Smear Screening. In many countries, Pap smears are not widely used or are unavailable. Extensive cervical disease screening programs using the Pap smear require large numbers of cytotechnologists and sophisticated laboratory procedures. Properly trained cytotechnologists and adequate laboratory facilities are often unavailable in developing countries.

THE DIGENE SOLUTION

       Digene manufactures and markets the first test approved by the FDA to detect cancer-causing types of HPV. The Company's HPV test allows physicians to identify women who are most at risk of having or developing cervical disease and cervical cancer. The Company's HPV test consists of biological reagents (RNA probes, antibodies and detection reagents) and other components, consisting of polystyrene tubes and packaging materials, and can be interpreted using standard laboratory equipment. The Company believes that the key benefits provided by its HPV test include the following:

       Enables Cost-Effective Follow-up Screening of Equivocal Pap Smears. Digene's HPV test enables clinicians to, in effect, classify equivocal Pap smears as either normal or abnormal. The Company's test detects and measures the presence of cancer-causing types of HPV, thereby allowing the clinician to identify women who are most at risk of having or developing cervical disease and cervical cancer, at a fraction of the cost of colposcopy, biopsy or ablation. The Company believes that the use of its HPV test for the follow-up screening of women with equivocal Pap smears will improve the ability to accurately screen for cervical cancer, reduce the need for costly and invasive follow-up procedures, and provide health care cost savings.

       Under Digene's recommended follow-up protocol, women with equivocal Pap smears undergo the Company's HPV test to determine the presence of cancer-causing HPV types. Only those patients testing positive for cancer-causing types of HPV undergo colposcopy, biopsy and, when necessary, ablation, while those testing negative return for a repeat Pap smear in six months. The Company's test may be performed on clinical samples taken at the same time as the Pap smear and stored until needed, thus eliminating the need for a return visit to the physician's office.

       Provides Accurate, Easily Interpreted Results. Clinical studies conducted by the Company indicate that the Company's HPV test is highly sensitive and highly specific for the detection of cervical disease. Such clinical studies indicated that Digene's HPV test is capable of detecting cervical disease in up to 92% of the cases in which cervical disease is present. This represents a significant improvement over the Pap smear's estimated sensitivity of 60% to 80%. The results generated by the Company's HPV test are objective, providing a clear determination of the presence of cancer-causing types of HPV, and are easy to interpret, reducing the need for highly trained cytotechnologists.

       Reduces Likelihood of False Negatives. The high level of sensitivity of the Company's HPV test should increase the possibility that precancerous cervical lesions will be detected. Studies indicate that when used in conjunction with Pap smear testing, the Company's HPV test can detect 95% to 100% of high grade lesions and virtually all instances of cervical cancer. The Company believes that by reducing the number of false negatives, many cases of precancerous cervical disease will be detected at earlier stages, when the available therapies are more effective and the survival rates are higher.

       Predicts Development of Disease. The Company believes that testing for the presence of cancer-causing types of HPV has considerable predictive value. In one study, approximately 80% of women with a history of normal Pap smears who tested positive for cancer-causing types of HPV developed clinically significant cervical lesions within four years. The Company's HPV test is the first FDA-approved test for the detection of cancer-causing types of HPV.

       The Company holds issued patents relating to the detection of four HPV types and has licenses to issued patents and patent applications covering five additional HPV types. The Company's HPV test for the follow-up screening of women with equivocal Pap smears utilizes DNA sequences for seven of these HPV types. The Company believes that for a competing HPV test to be commercially viable, it must be able to detect the HPV types for which the Company has non-exclusive proprietary rights covering the DNA sequences. For a more detailed discussion of the Company's intellectual property position, see "Business -- Licenses, Patents and Proprietary Information."

CYTOMEGALOVIRUS (CMV) TESTING

       CMV infection is a serious and growing health care problem. Active CMV infection causes blindness in many AIDS patients and is a major cause of infection and mortality in organ transplant recipients. It is estimated that 95% of AIDS patients will ultimately suffer from active CMV infection. In 20% to 40% of AIDS patients, CMV infects the retina, causing blindness. Organ transplant recipients, because they are deliberately immunosuppressed to lessen the probability of organ rejection, are also susceptible to CMV infection. Approximately 60% of organ transplant patients develop active CMV infection during the first twelve weeks after transplantation.

       An estimated $1 billion is spent annually in the United States on the prevention and treatment of CMV-related diseases. The drugs available to treat CMV infection are both toxic and expensive and, ideally, should be administered only when active CMV infection has been definitively identified. Annual costs for these drugs are estimated to be between $37,000 and $115,000 per patient per year. Nevertheless, because of the difficulty in detecting the virus with currently available technology and the serious consequences of CMV infection, antiviral therapy is often prescribed as a prophylactic measure.

Additionally, because current testing methods do not allow quantification, and therefore effective monitoring, of CMV infection, physicians often prescribe unnecessarily large doses of anti-viral drugs.

Current CMV Tests

       All of the current methods available to detect the presence of CMV have significant limitations. Conventional tissue culture methods have a low level of sensitivity, can take up to 28 days to produce a definitive answer, are labor intensive and because of the time required, are not useful for patient monitoring. Rapid culture methods can provide results within one or two days, but have a low level of sensitivity. Antigen tests can detect active CMV infection and are highly sensitive. They are, however, complex and labor intensive and have limited reliability. Additionally, antibody tests, which are commonly used to detect viruses such as HIV, are of limited utility in detecting CMV, since most healthy adults have antibodies against CMV.

The Digene CMV Solution

       The Company is developing its Hybrid Capture CMV DNA test to provide clinicians with an accurate and timely means of diagnosing and monitoring CMV infection. The Company's CMV test can quantify the amount of CMV present in a serum or tissue sample. This information allows physicians to track therapeutic efficacy. Studies have shown that the Company's CMV test is capable of detecting CMV infection in 94% of the cases in which it is present. Digene's CMV test can be performed by relatively unskilled laboratory technicians using standard clinical laboratory equipment with same day results.

       Digene is currently conducting clinical trials of its CMV test at The Mayo Clinic and The Cleveland Clinic. The Company expects to complete these trials and submit a 510(k) premarket notification to the FDA by the end of 1996. There can be no assurance that, once a 510(k) notification is submitted for the Company's CMV test, the FDA will grant clearance in a timely manner, if at all, or will not require the submission of additional clinical data or a premarket approval ("PMA") application. See "Business -- Government Regulation."

BUSINESS STRATEGY

       The Company's principal objective is to successfully commercialize its HPV test. The Company has achieved the following milestones:

       - received FDA approval for its HPV test in 1995 for the follow-up screening of women with equivocal Pap smears

       - consummated an initial public offering of shares of its Common Stock in May 1996

       - achieved acceptance by all major clinical reference laboratories throughout the United States

       - validated the clinical utility of the HPV test through peer reviewed publications in prominent medical journals

       -      established reimbursement by many third-party payors

The Company intends to build on these accomplishments in order to commercialize its HPV test. In addition, the Company intends to continue to develop its CMV test and other Hybrid Capture tests. The key components of the Company's strategy are as follows:

       Establish HPV Testing as the New Standard of Care. The Company is focused on establishing its HPV test as the new standard of care for cervical cancer screening. In order to achieve this objective, the Company is working closely with clinical reference laboratories, third-party payors, health care providers and institutions, and their affiliated physicians who influence the introduction and acceptance of new tests. The Company has supported and participated in more than a dozen major multi-center trials, including an ongoing $21 million NCI study designed to establish the clinical utility and the cost-effectiveness of HPV screening of women with equivocal or low-grade Pap smears. The Company believes that the adoption of the Company's HPV test by managed care organizations is critical for establishing the Company's HPV test as the new standard of care for cervical cancer screening. Accordingly, the Company is working with a number of managed care organizations, including Kaiser Permanente (the largest health maintenance organization in the United States) and Omnia, a provider of gynecological services to managed care organizations, to demonstrate the clinical utility and cost-effectiveness of the Company's HPV test.

       Focus Initially on Equivocal Pap Smears. The Company believes that there is a need for a rapid, accurate, objective and non-invasive method to screen women with equivocal Pap smears and that the Company's FDA-approved HPV test presents an immediate market opportunity. Women with equivocal Pap smears often undergo colposcopy, biopsy and, in certain cases, ablation, which cost approximately $300, $100 and $500, respectively. The Company believes that the use of its HPV test for the follow-up screening of women with equivocal Pap smears will improve the ability to accurately screen for cervical disease and reduce the need for costly and invasive follow-up procedures. As a result, the Company will initially focus its marketing and sales efforts on gaining market acceptance for the Company's test for the follow-up screening of women with equivocal Pap smears.

       Establish HPV Test as a Primary Screen in Conjunction With Pap Smears. The Company intends to submit a PMA supplement for use of its HPV test as a primary cervical cancer screening test in the United States either in conjunction with or separate from Pap smear testing. The Company believes that if used routinely in conjunction with Pap smears, its HPV test could result in more accurate diagnosis of precancerous cervical disease and reduce the number of false negatives associated with Pap smears. There can be no assurance that the FDA will grant approval of such a PMA supplement in a timely manner, if at all, or that the FDA will not require the submission of additional information, data or a PMA application.

       Expand Sales and Marketing. The Company has established a limited direct sales force in the United States and Canada, and a network of distributors in Europe, South America and Asia. The Company intends to expand its sales and marketing efforts in its existing markets and to expand into additional markets as opportunities arise. In addition, the Company intends to enter into joint marketing arrangements with clinical reference laboratories having large sales forces which have the ability to market the Company's products directly to gynecologists and other primary care physicians. The Company believes these marketing efforts, along with the Company's marketing efforts, will encourage physicians to request the Company's HPV test as a regular part of their cervical cancer screening protocol. The Company also believes that educating physicians on the benefits of the Company's HPV test will be an effective method to achieve market penetration, and it intends to continue to launch marketing and sales campaigns designed to increase product awareness through educational and promotional programs.

       Pursue Strategic Alliances. The Company intends to continue to pursue strategic alliances with other manufacturers of medical diagnostic products, pharmaceutical companies and clinical reference laboratories in order to increase market acceptance of its products and to expand its marketing efforts. The Company is pursuing co-marketing and distribution agreements with clinical testing laboratories and large multinational diagnostic companies and is also pursuing collaborations with clinical testing laboratories for the development of new diagnostic tests. The Company may seek strategic alliances with pharmaceutical companies for the co-promotion of the Company's viral diagnostic tests that are under development with antiviral drugs as a complete therapeutic package.

       Capitalize on Core Technology and Expertise. The Company believes that its proprietary Hybrid Capture technology is a significant improvement over current DNA diagnostic testing methods. The Company intends to use its proprietary technology platform to develop a wide range of DNA diagnostic tests for blood viruses, STDs and opportunistic infections. Research and development programs include efforts to continuously improve the sensitivity and reliability of its tests, further simplify assays, and apply the Hybrid Capture technology to the development of products for the early detection and management of other diseases. The Company is developing a next generation format which is designed to allow simultaneous testing for multiple STDs from a single patient sample.

MARKETING AND SALES

       The Company currently sells its products in the United States and Canada to clinical reference and hospital laboratories through its direct sales force. In Europe, Asia and South America, the Company's products are sold through a network of distributors. In Brazil, the Company's products are sold through the Company's majority owned subsidiary, Digene Brazil.

United States Market

       The Company's HPV test for the follow-up screening of women with equivocal Pap smears is offered by substantially all major clinical reference laboratories throughout the United States. The Company expects to increase its four person sales force to approximately 30 persons by 1998 to market its HPV test and its other products, directly and indirectly, to (i) the more than 4,000 laboratories in the United States, (ii) insurers, managed care organizations and other third-party payors and (iii) the approximately 30,000 gynecologists and other clinicians who perform Pap smears.

       The Company has active marketing programs directed at the managed care market and the fee-for-service market. In managed care, the Company is working with Kaiser Permanente on a study involving 40,000 women which the Company believes will demonstrate the clinical utility and cost effectiveness of the Company's HPV test in a managed care setting. In the fee-for-service market, the Company intends to create demand through joint marketing programs with clinical reference laboratories. The Company also plans to market directly to physicians by providing educational and promotional materials, and by making presentations at continuing education programs and medical meetings. The Company also plans to develop educational programs and advertising directed at women. Finally, the Company intends to market directly to insurers and managed care organizations with the goal of establishing uniform reimbursement for HPV testing.

International Markets

       The Company currently sells its products outside the United States through a network of distributors. The Company intends to enter into additional marketing and distribution agreements with multinational corporate partners and may establish direct sales forces in certain countries, if demand warrants. A substantial portion of the Company's international marketing activities are performed by, or in conjunction with, the Company's distribution partners. In addition, distribution partners are responsible for obtaining regulatory approvals and establishing reimbursement from third-party payors in their respective territories.

       The Company expects to tailor its marketing efforts to the circumstances of each country to encourage local authorities and industry opinion leaders to accept HPV testing as the standard of care for cervical cancer screening. The Company is working closely with EUROGIN (the European Research Organization on Genital Infection and Neoplasia), the Imperial Cancer Research Foundation of the United Kingdom and other leading research groups to accelerate the implementation of HPV testing by focusing opinion leaders, clinicians and public health officials on the benefits of HPV testing.

       The Company currently markets its DNA tests through distributors in, among other countries, the United Kingdom, Germany, France, Spain, Italy and Brazil. Revenues from export sales were $2,286,000, $3,295,000 and $3,564,000 in fiscal 1994, 1995 and 1996, respectively.

       In June 1996, the Company established a new subsidiary in Brazil, Digene Do Brasil LTDA, with a leading gynecologist and educator of gynecologists in Brazil, who has a minority interest in the new company. The new company is offering the Hybrid Capture HPV DNA test through a network of more than 18 gynecologic service laboratories.

TECHNOLOGY

       The Company's Hybrid Capture technology offers a rapid, accurate, easy-to-use detection system that can be performed in any laboratory setting with standard laboratory equipment. The Company's Hybrid Capture technology uses RNA probes to bind specific DNA sequences, which creates DNA:RNA hybrids that can be detected with chemiluminescent materials. To perform a test using the Hybrid Capture system, the test sample is mixed with RNA probes. Complementary DNA sequences in the sample immediately bind to the RNA, creating DNA:RNA hybrids. The DNA:RNA hybrids are then captured on the surface of a specially coated polystyrene tube. All remaining DNA and specimen contaminants are removed by washing the tube. Captured hybrids are then reacted with the Company's proprietary signal amplification system, which uses antibodies to detect any DNA:RNA hybrids bound to the tube. If DNA:RNA hybrids from the specimen are present on the surface of the tube, light is emitted, signaling a positive test result. The amount of DNA present in the sample can be rapidly and accurately quantified using standard laboratory luminometers. The entire test can be completed in four to six hours.

       The Company believes that its Hybrid Capture system is a significant improvement over other existing technologies because of its specificity, shortened processing time, ease of use, greater accuracy, and ability to quantify viral and bacterial load. The Company is also using its Hybrid Capture technology as a platform to develop a wide range of DNA diagnostic and monitoring tests for blood viruses, STDs and opportunistic infections.

RESEARCH AND DEVELOPMENT

       The Company's research and development efforts are designed to (i) refine and expand the Company's core technology and (ii) apply its core technology to additional blood viruses, STDs and opportunistic infections.

       The Company's principal research and development program relates to the improvement of the sensitivity and ease of interpretation of its Hybrid Capture technology. In an effort to automate its Hybrid Capture technology in order to further simplify and shorten test processing, the Company is developing, among other things, a microtiter plate which, subject to FDA approval, will replace the polystyrene tubes as a standard component in its tests. In addition, the Company is developing a proprietary target amplification system, designed to be coupled with the Hybrid Capture technology, that may permit enhanced clinical sensitivity for detecting particular viruses and bacteria.

       Future intended applications of the Company's technology include the detection of additional STDs and blood viruses. The Company is developing a test designed to detect, from a single specimen, HPV and other STDs such as chlamydia, gonorrhea and herpes. Additional blood virus tests that the Company is developing include quantitative DNA or RNA measures for HIV and HBV. The Company also intends to begin a pilot program in the area of genomics (the study of gene sequences) in an effort to develop products, using its Hybrid Capture technology, for the early detection and management of genetic disease and cancer.

       At September 16, 1996, the Company had 33 employees engaged in research and development. Company-sponsored research and development expenditures in fiscal 1994, 1995 and 1996 were approximately $576,000, $1,107,000 and
$2,048,000, respectively. In addition to Company-sponsored research and development, the Company performs research and development through contracts with third parties, such as International Murex Technologies Corporation (together with its affiliates, "Murex").

COMPETITION

       The medical diagnostics and biotechnology industries are subject to intense competition. The Company's competitors in the United States and abroad are numerous and include, among others, diagnostic, health care, pharmaceutical and biotechnology companies. Among the Company's major competitors in the market for DNA-probe diagnostics are Roche, Abbott Laboratories, Chiron and GenProbe. Other companies, including large pharmaceutical and biotechnology companies, may enter the market for DNA-probe diagnostics.

       In May 1996, Oncor, Inc. announced that it received notification from the FDA that its HPV test is approvable by the FDA, subject to certain conditions. To date, the product has not been approved for clinical diagnostic use. Although the Company believes its HPV test has commercial advantages over the competing test, Oncor, Inc. and other competitors and potential competitors may be able to develop technologies that are as effective as, or more effective or easier to interpret than, those offered by the Company, which would render the Company's products noncompetitive or obsolete. Moreover, many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than the Company. Such existing and potential competitors may be in the process of seeking FDA approval for their respective HPV tests or may also enjoy substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. In addition, many of these companies have established third-party reimbursement for their products. Accordingly, there can be no assurance that the Company will be able to compete effectively against such potential competitors.

       In marketing its HPV test for the follow-up screening of women with equivocal Pap smears, the Company will compete with well-established follow-up procedures, such as Pap smear retesting, colposcopy and biopsy. These procedures are widely accepted and have a long history of use, and there can be no assurance that HPV testing, in general, or the Company's HPV test for the follow-up screening of women with equivocal Pap smears, in particular, will be able to gain market acceptance on a timely basis, or at all.

       Subject to FDA and other applicable regulatory approvals, the Company plans to market its HPV test as a primary cervical cancer screening test. In doing so, the Company will compete against the Pap smear, which is the only widely used primary cervical cancer screening test. Although the Company believes the Pap smear has significant limitations, it has a long history of use and is widely accepted as an inexpensive and, with regular screening, adequate screening test for cervical cancer. Additionally, technological advancements designed to improve quality control over sample collection and preservation, and to reduce the Pap smear test's susceptibility to human error, may serve to increase physician reliance on the Pap smear and solidify its market acceptance. Further, if marketed as an adjunct to the Pap smear test for initial screening in the United States and Canada, the Company's HPV test may be seen as adding unnecessary expense to the accepted cervical cancer screening methodology. Consequently, there is no assurance that the Company's HPV test will be able to attain market acceptance as a screening test on a timely basis, or at all. See "Business -- Government Regulation."

       The Company believes the primary competitive factors in the market for DNA-probe diagnostics are clinical performance and reliability, ease of use, cost, proprietary position, regulatory approvals and availability of reimbursement.

GOVERNMENT REGULATION

       The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

       In the United States, medical devices and diagnostics are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practices ("GMPs")), and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive a PMA by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

       Before a new device can be introduced into the market, the manufacturer generally must obtain marketing clearance through the filing of either a 510(k) notification or a PMA application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device or to a class III medical device for which the FDA has not called for a PMA. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data is needed before a substantial equivalence determination can be made, either of which could delay market introduction of a new product. A request for additional data may require that clinical studies of the device's safety and efficacy be performed. Additionally, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

       A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device or if it is a class III device for which the FDA has called for a PMA. A PMA application must be supported by valid scientific evidence, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device in addition to device labeling and advertising literature.

       If a PMA application is accepted for filing, the FDA begins an in-depth review of the submission. FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The PMA review process includes an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements. In addition, an advisory committee made up of clinicians and/or other appropriate experts is typically convened to evaluate the application and make recommendations to the FDA as to whether the device should be approved. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

       Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA to support the proposed change.

       Although clinical investigations of most devices are subject to the investigational device exemption ("IDE") requirements, clinical investigations of in vitro diagnostic ("IVDs") tests are exempt from the IDE requirements, including FDA approval of investigations, provided the testing meets certain exemption criteria. IVD manufacturers must also establish distribution controls to assure that IVDs distributed for the purpose of conducting clinical investigations are used only for that purpose. Pursuant to current FDA policy, manufacturers of IVDs labeled for investigational use only ("IUO") or research use only ("RUO") are encouraged by the FDA to establish a certification program under which investigational IVDs are distributed to or utilized only by individuals, laboratories, or health care facilities that have provided the manufacturer with a written certification of compliance indicating that the IUO or RUO product will be restricted in use and will, among other things, meet institutional review board and informed consent requirements.

       Export of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted with FDA authorization provided certain requirements are met. Unapproved products subject to the PMA requirements must be approved by the FDA for export. To obtain FDA export approval certain requirements must be met and information must be provided to the FDA, including, with some exceptions, documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data for the devices. There can be no assurance that the FDA will grant export approval when such approval is necessary or that countries to which the devices are to be exported will approve the devices for import. Failure on the part of the Company to obtain export approvals when required, could significantly delay and impair the Company's ability to export its devices and could have a material adverse effect on the Company.

       In April 1995 the Company obtained a PMA for its HPV test to detect the presence of HPV in women with equivocal Pap smears. The Company intends to submit a PMA supplement to obtain market approval for use of its HPV test as a primary cervical cancer screening test either in conjunction with or separate from Pap smear testing. The Company anticipates that a substantial amount of clinical data will be required to support the PMA supplement. There can be no assurance that the data the Company submits will be adequate to support the use of the HPV test as a primary cervical cancer screening test. Moreover, there can be no assurance that the FDA will grant approval of a PMA supplement for use of the HPV test as a primary cervical cancer screening test in a timely manner, if at all, or that the FDA will not require the submission of additional information, data or a PMA application. Failure to obtain FDA approval for the HPV test as a primary cervical cancer screening test could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company intends to export its HPV test for use in primary cervical cancer screening prior to obtaining FDA approval for this use in the United States. Such exports may require regulatory approvals from various countries, will require FDA approval and will necessitate the submission of certain information and data to the FDA. There can be no assurance that the FDA will grant approval of such exports, and failure on the part of the Company to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company intends to submit a 510(k) notification for its Hybrid Capture CMV DNA test by the end of 1996. The Company is currently collecting clinical data on the test's safety and effectiveness to submit to the FDA in connection with a 510(k) notification. Based on discussions to date with the FDA, the Company believes that its CMV test can be cleared to market through the 510(k) notification process; however, the Company understands that the FDA will likely subject the submission to a "Tier 3" level of review, which includes close scrutiny of the clinical data and product performance. The FDA will require substantial clinical data in support of the submission and may seek an advisory committee review and recommendation concerning the safety and effectiveness of the test. There can be no assurance that, once a 510(k) notification is submitted for the CMV test, the FDA will grant clearance in a timely manner, if at all, or will not require the submission of additional clinical data or a PMA application.

       The Company has developed viral and bacterial tests that it distributes in the United States on a RUO basis. Failure of the Company or recipients of the Company's RUO devices to comply with the regulatory limitations on the distribution and use of RUO devices could result in enforcement action by the FDA that would adversely affect the Company's ability to distribute the tests prior to obtaining FDA clearance or approval for them.

       Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations, which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities.

       The FDA actively enforces regulations prohibiting the promotion of devices for unapproved uses and the promotion of devices for which premarket clearance or approval has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA and possible limitations on the promotion of the Company's products.

       The Company and its products are subject to a variety of state laws and regulations in those states and localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company.

       The introduction of the Company's developmental stage test products in foreign markets will also subject the Company to foreign regulatory clearances, which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country and many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements.

       The approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances could have a material adverse effect on the business, financial condition and results of operations of the Company.

       Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

       The FDC Act requires devices to be manufactured in accordance with GMPs which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Noncompliance with GMPs can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecutions. The FDA also has proposed changes to the GMPs regulations which, if finalized, would likely increase the cost of compliance with the requirements. Any failure by the Company to comply with GMP requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

LICENSES, PATENTS AND PROPRIETARY INFORMATION

       The Company's success will depend in part on its ability to obtain and maintain patent protection for its technologies, products and processes, preserve its trade secrets, and operate without infringing the proprietary rights of other parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the biotechnology industry places considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. Despite these precautions, it may be possible for unauthorized third parties to utilize the Company's technology or to obtain and use information that the Company regards as proprietary. The laws of some countries do not protect the Company's proprietary rights in its technologies, products and processes to the same extent as do the laws of the United States.

       The Company holds four issued U.S. patents relating to HPV types 35, 43, 44 and 56. These patents expire in 2007. The Company has also filed corresponding foreign patent applications in certain countries. The patents relating to HPV types 35, 43 and 56 have been licensed to Institut Pasteur (see Cross License discussion below). In addition, the Company is the exclusive, worldwide licensee of (i) a U.S. patent application and certain corresponding foreign patents and patent applications relating to HPV type 52 and a U.S. patent and certain corresponding foreign patents relating to the use of the L1 gene sequence to detect specific HPV types (see Georgetown License discussion below) as well as (ii) certain trade secrets relating to HPV type 58 (see Kanebo License discussion below).

       Through a cross license with Institut Pasteur (the "Cross License"), the Company has obtained a worldwide license to U.S. patents and patent applications and corresponding foreign patent applications relating to HPV types 39 and 42 and foreign patents and applications relating to HPV type 33. In return, the Company has granted to Institut Pasteur a worldwide license to its three U.S. patents and corresponding foreign patents and applications relating to HPV types 35, 43 and 56. The Company has granted Institut Pasteur the right to extend the scope of the Cross License to include the U.S. patent and corresponding patent applications relating to HPV type 44 at such time as Institut Pasteur shall have discovered and developed an additional HPV type which is equivalent in value to HPV type 44. In return for such an extension, the Company will receive a license to the new HPV type discovered and developed by Institut Pasteur. The Cross License is co-exclusive, except that Institut Pasteur has sublicensed its rights to Beckman Instruments, Diagnostic Pasteur, and their affiliates, and the Company has sublicensed its rights on a non-exclusive basis to Toray Fuji Bionics, and its affiliates, for use outside North America and certain countries in Western Europe. See "Business -- Competition." There can be no assurance that a sublicensee will not use its rights under the Cross License to develop additional products or services that compete with the Company's products. The Company believes that the Cross License terminates on the last to expire of the underlying patent rights. Any prior termination of the Cross License could have a material adverse effect on the Company's business, financial condition and results of operations.

       Through a license with Georgetown University (the "Georgetown License"), the Company has obtained exclusive, worldwide rights to a U.S. patent application and corresponding foreign patents and patent applications relating to HPV type 52 and to a U.S. patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific HPV types. Unless terminated earlier, the Georgetown License will terminate upon the last to expire of the licensed patent rights. All of the issued foreign patents relating to HPV type 52 and the L1 related patent will expire in 2008. The Company is obligated to make certain royalty payments to Georgetown University based on the percentage of net sales of products incorporating the licensed technologies.

       Through a license with Kanebo, Ltd. (the "Kanebo License"), the Company has obtained exclusive, worldwide rights (except for Japan where Kanebo, Ltd. retained the right to grant a non-exclusive sublicense to Toray Industries, Inc.) to a foreign patent application relating to HPV type 58. Unless terminated earlier, the Kanebo License expires on the later to occur of January 1, 2010 or the expiration of any patent relating to HPV type 58. The Company is obligated to make certain royalty payments to Kanebo, Ltd. based on a percentage of net sales of products incorporating or using HPV type 58. The Company will be required to obtain FDA approval in order to utilize HPV type 58 as part of its HPV test, and there can be no assurance that the Company will be successful in obtaining the required FDA approval. See "Business -- Government Regulation."

       The Company has filed a U.S. patent application relating to certain aspects of its Hybrid Capture technology. The Company has also filed U.S. patent applications in the areas of direct DNA probe labeling, signal amplification and biotin-avidin probe chemistry and its continuous amplification reaction ("CAR") amplification method. The inventions claimed by these applications may be used in the Company's DNA probes and any patents that issue from such applications may provide some ancillary protection for certain aspects of the Company's products. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period of time after filing. There can be no assurance that a U.S. patent or any foreign patents relating to the Company's Hybrid Capture technology will be issued to the Company on a timely basis, or at all.

       The Company has received inquiries regarding possible patent infringements relating to, among other things, certain aspects of its Hybrid Capture technology. The Company believes that the patents of others to which these inquiries relate are either not infringed by the Company's Hybrid Capture technology or are invalid. However, there can be no assurance that the Company will not be subject to further claims that its technology, including its Hybrid Capture technology, or its products infringe the patents or proprietary rights of third parties. The defense of any such claims, if made, could be time consuming and expensive, even if the outcome is favorable. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to cease sales of related products. No assurance can be given that any licenses required under any such third party patents or proprietary rights would be made available or commercially reasonable terms, if at all.

       No assurance can be given that the U.S. Patent and Trademark Office or any foreign patent office will grant patent protection for the subject matter of any pending patent applications, or that present or future patents will provide commercially significant protection to the Company's present or future technologies, products, or processes. Furthermore, no assurance can be given that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights or obtain access to the Company's know-how or that others will not be issued patents that may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products or processes would have a material adverse effect on the Company's business, financial condition and results of operations. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed by the Company will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect the Company's intellectual property.

       The Company's success is also dependent upon the skill, knowledge, and experience of its scientific and technical personnel. To help protect its rights, the Company requires all employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and, in most cases, assignment to the Company of their ideas, developments, discoveries, and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

THIRD-PARTY REIMBURSEMENT

       Hospitals, physicians and other health care providers rely on third-party payors, such as government entities, managed care organizations and private insurance plans, to reimburse the costs and fees associated with the use of diagnostic tests, such as the Company's HPV test for the follow-up screening of women with equivocal Pap smears. Successful sales of the Company's HPV test for the follow-up screening of women with equivocal Pap smears in the United States and other markets will depend, in part, on the availability of adequate reimbursement from third-party payors such as government entities, managed care organizations and private insurance plans. There is significant uncertainty concerning third-party reimbursement for the use of any medical test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the Company's HPV test for the follow-up screening of women with equivocal Pap smears is clinically useful and cost-effective, not experimental or investigational, medically necessary and appropriate for the specific patient. Since reimbursement approval is required from each payor individually, seeking such approvals is a time consuming and costly process which requires the Company to provide scientific and clinical support for the use of the Company's HPV test for its approved indications to each payor separately. There can be no assurance that third-party reimbursement will be consistently available for the Company's HPV test for its approved indications or any of the Company's other products that may be developed or that such third-party reimbursement will be adequate. Federal and state governmental agencies are increasingly considering limiting health care expenditures. For example, the United States Congress is currently considering various proposals to significantly reduce Medicaid and Medicare expenditures. Such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition and results of operations.

       Outside the United States, the Company relies on a network of distributors to establish reimbursement from third-party payors in their respective territories. The Company's distributors have established reimbursement for the HPV test in Germany and Brazil. Accordingly, the establishment of reimbursement from third-party payors in such countries is outside the Company's control. Health care reimbursement systems vary from country to country and, accordingly, there can be no assurance that third-party reimbursement will be made available for the Company's products under any other reimbursement system.

       Third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and in many instances are exerting significant pressure on medical suppliers to lower their prices. Lack of or inadequate reimbursement by governmental and other third-party payors for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

       Manufacturing of the Company's products involves the combination of more than 200 biological reagents, inorganic and organic reagents and kit components (such as vials and packaging material) into finished test kits. Biological reagents include RNA probes, antibodies and detection reagents. These reagents are manufactured in the Company's manufacturing facility in Beltsville, Maryland. Kit components, inorganic and organic reagents and other reagents and materials that are classified as low-complexity components are generally purchased from outside vendors and processed into finished reagents and test products. The Company believes it has sufficient manufacturing capacity to expand production for the foreseeable future. The Company has established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, the Company's products are manufactured in accordance with GMP. See "Business -- Government Regulation."

PRODUCT LIABILITY

       The Company's business is subject to product liability risks inherent in the testing, manufacturing and marketing of the Company's HPV test for its approved indications and other products developed by the Company. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The Company currently maintains product liability insurance coverage with a combined single limit of $3,000,000. There can be no assurance, however, that this coverage will be adequate to protect the Company against future product liability claims or that product liability insurance will be available to the Company in the future on commercially reasonable terms, if at all. Furthermore, there can be no assurance that the Company will be able to avoid significant product liability claims and the attendant adverse publicity. Consequently, a product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

       At September 16, 1996, the Company employed 89 persons, including 33 in research and development, 29 in manufacturing, including quality assurance, 16 in sales and marketing and 11 in accounting, finance, administration and clinical studies. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

       The Company's executive office and manufacturing facility is located in Beltsville, Maryland. The lease on this 19,780-square foot facility expires on July 31, 1998, and can be renewed by the Company for an additional five-year period. In addition, the Company has a 9,286-square-foot administrative office and research and development facility in Silver Spring, Maryland. The lease on this facility will terminate on December 31, 1998, subject to renewal at the Company's option.

ITEM 3.  LEGAL PROCEEDINGS

       The Company is not a party to any material legal proceedings and is not aware of any threatened litigation that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT


                              NAME                   AGE                  POSITIONS WITH THE COMPANY
                ----------------------             -----   -----------------------------------------------
                Evan Jones  . . . . . . . . . . .    39    President, Chief Executive Officer and Chairman of the
                                                           Board (1)
                Charles M. Fleischman . . . . . .    38    Executive Vice President, Chief Operating Officer,
                                                           Chief Financial Officer and Director (2)
                Attila D. Lorincz, Ph.D.  . . . .    41    Vice President, Research and Development, and
                                                           Scientific Director (3)
                Deborah J. Oronzio  . . . . . . .    44    Vice President, Marketing (4)
                Joseph P. Slattery  . . . . . . .    31    Controller (5)
- ----------

         (1) Mr. Jones has served as President, Chief Executive Officer and a director since Armonk Partners acquired a controlling interest in the Company in July 1990, and has served as Chairman of the Board since September 1995.

         (2) Mr. Fleischman has served as Executive Vice President and a director since July 1990, Chief Operating Officer since September 1995 and Chief Financial Officer since March 1996. Mr. Fleischman was named to the position of Executive Vice President after Armonk Partners acquired a controlling interest in the Company in July 1990.

         (3) Dr. Lorincz has served as Vice President, Research and Development, and Scientific Director since the LTI Acquisition (as defined herein) in December 1990. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees and is an Adjunct Associate Professor in the Georgetown University Medical School Department of Pathology.

         (4) Ms. Oronzio has served as Vice President, Marketing since March 1996 and from August 1991 to March 1996 served as Director of Sales and Marketing. Prior to that, she was International Product Manager, AIDS and Hepatitis Systems, at Pharmacia Diagnostics, Inc., a biomedical products company.

         (5) Mr. Slattery has served as Controller since February 1996. From March 1995 to February 1996, Mr. Slattery was Director, Business Management, for I-NET, Inc., a computer services company. From April 1994 to March 1995, he was the Managing Principal of Payne, Slattery and Company, a management consulting firm. From October 1992 to April 1994, Mr. Slattery was Treasurer and Vice President, Finance and Accounting, for Telos Corporation, a computer hardware and services company. From August 1992 to October 1992, Mr. Slattery was self employed as a management consultant. From March 1992 to August 1992, Mr. Slattery was a consultant with Argus Management, a management consulting firm. Prior to that, he was employed in various capacities by KPMG Peat Marwick.

                                    PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

       Following the Company's initial public offering of Common Stock on May 22, 1996, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol "DIGE." The following table sets forth, for the fiscal quarter indicated, the high and low closing sale prices for the Common Stock, as reported by the Nasdaq National Market:

Fiscal 1996                                                                                              High        Low
                                                                                                         ----        ---
         Fourth Quarter (from May 22, 1996) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $11 3/4       $8

       On September 16, 1996, the closing sale price for the Common Stock, as reported by the Nasdaq National Market was $8 1/4. As of September 16, 1996, the Company's Common Stock was held by 226 holders of record.

       The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data set forth below with respect to the Company's Statements of Operations for the fiscal years ended June 30, 1994, 1995 and 1996 and with respect to the Company's Balance Sheets at June 30, 1995 and 1996 are derived from the audited Financial Statements of the Company which are included elsewhere in this report and are referenced to such Financial Statements and the related Notes thereto. Statements of Operations data for the fiscal years ended June 30, 1992 and 1993 and Balance Sheet data at June 30, 1992, 1993 and 1994 are derived from Financial Statements of the Company not included herein. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                           FISCAL YEAR ENDED
                                                                                JUNE 30,
                                                                                -------

                                                             1992         1993       1994       1995        1996
                                                             ----         ----       ----       ----        ----
                                                                    (in thousands, except per share loss)
       Statement of Operations Data:
       Revenues:
        Product Sales                                     $  4,665      $ 4,624     $  4,767    $  5,413   $  6,359
        Research and development contracts                    --            141          527         749        381
                                                          --------      -------     --------    --------   --------
            Total revenues                                   4,665        4,765        5,294       6,162      6,740
       Cost of product sales                                 2,552        2,698        2,464       2,652      2,895
                                                          --------      -------     --------    --------   --------
       Gross margin on product sales                         2,113        1,926        2,303       2,761      3,464
       Other costs and expenses:
        Research and development                               933        1,047        1,103       1,856      2,430
        Selling and marketing                                1,288        1,194        1,398       1,375      2,095
        General and administrative                           1,835        1,162        1,191       1,245      1,792
        Amortization of intangible assets                      772          349          265         330        248
                                                          --------      -------     --------    --------   --------
            Total operating expenses                         4,828        3,752        3,957       4,806      6,565
                                                          --------      -------     --------    --------   --------
       Loss from operations                                 (2,715)      (1,685)      (1,127)     (1,296)    (2,720)
       Other income (expense)                                  104           67          (13)         14         40
       Interest income (expense)                              (311)        (299)        (293)       (232)        45
                                                          --------      -------     --------    --------   --------
       Net loss                                           $ (2,922)     $(1,917)    $ (1,433)   $ (1,514)  $ (2,635)
                                                          ========      =======     ========    ========   ========
       Net loss per share(1)                              $  (3.61)     $ (2.34)    $  (1.69)   $  (1.78)  $  (1.30)
                                                          ========      =======     ========    ========   ========
       Weighted average shares outstanding(1)                  810          818          847         850      2,027



                                                                                         AT JUNE 30,
                                                                                         ----------

                                                             1992        1993         1994         1995        1996
                                                             ----        ----         ----         ----        ----
                                                                                       (in thousands)
Balance Sheet Data:
Working capital                                           $  1,827     $  1,854     $  2,195    $  2,107    $ 29,616
Total assets                                                 4,935        4,308        4,307       4,485      33,174
Long-term debt, less current maturities                      3,165        3,100        3,005       2,812         152
Redeemable Convertible Preferred Stock                       8,732       10,276       11,768      13,115           0
Accumulated deficit                                        (11,834)     (13,750)     (15,184)    (16,698)    (19,333)
Total stockholders' equity (deficit)                        (8,147)     (10,058)     (11,490)    (13,004)     30,119

- --------------------
(1)  Computed on the basis described in Note 2 of Notes to Financial
     Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         Statements regarding the Registrant's expectations as to demand for its products and certain other information presented in this Annual Report on Form 10-K constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, uncertainty of future profitability, uncertainty of market acceptance, dependence on single product, limited sales and marketing experience, adequacy of third party reimbursement, extent of regulations, and the uncertainty regarding patents and proprietary rights and technological obsolescence.


OVERVIEW

         The Company develops, manufactures and markets DNA testing systems for the screening, monitoring and diagnosis of human disease. The Company was founded in 1985, and incorporated in 1987 and originally focused on the development of research diagnostic products. In July 1990, the Company began the development of clinical diagnostic tests. In December 1990, the Company acquired the molecular diagnostics division of Life Technologies, Inc., including its DNA tests which relied on the use of radioactive probes (the "LTI Acquisition"). In the five years following the LTI Acquisition, the Company continued to market radioactive DNA probe tests, including a radioactive HPV test, but directed its primary research and development efforts towards its non-radioactive Hybrid Capture DNA tests. The Company introduced its HPV test and Hepatitis B virus ("HBV") DNA tests utilizing the chemiluminescent Hybrid Capture system for research purposes in Europe in fiscal 1992. In 1995, the Company obtained FDA approval for its Hybrid Capture HPV test for the follow-up screening of women with equivocal Pap smears and commenced shipment of the test in November 1995. The Company ceased production of its radioactive product line in December 1995. The Company based its decision to discontinue its radioactive product line on the perceived advantages of its non-radioactive Hybrid Capture technology, particularly in terms of shelf life and ease of use. The Company believes that its decision to discontinue production of its radioactive product line will not have a material adverse effect on its results of operations. To facilitate sales of its Hybrid Capture products, the Company also sells luminometers and related equipment, which it purchases from third-party manufacturers. The Company receives additional revenues for performing certain research and development services under contracts with third parties, primarily Murex. Contract research and development activities are billed on a cost reimbursable basis.

         Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company's research and development programs, the clinical trials conducted in connection with the Company's HPV test for use in the follow-up screening of women with equivocal Pap smears and the preparation of the related PMA application for submission to the FDA. The Company expects such operating losses to increase in the near term and continue for the foreseeable future as it continues its product development efforts, expands its marketing and sales activities and scales up its manufacturing operations. The Company's ability to achieve profitability is dependent upon its ability to successfully manufacture, market and sell its HPV test for the follow-up screening of women with equivocal Pap smears. There can be no assurance that the Company will be able to successfully commercialize its HPV test or that profitability will ever be achieved. The operating results of the Company have fluctuated significantly in the past on an annual and a quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.


RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended June 30, 1996 to Fiscal Year Ended June 30,
1995

         Product sales increased to $6,359,000 in fiscal 1996 from $5,413,000 in fiscal 1995. The increase was due, primarily, to increased sales of the Company's Hybrid Capture tests, which more than offset the decline of radioactive product sales due to the discontinuance of the radioactive product line. The Company anticipates that sales of its HPV test will account for a substantial portion of its product sales in the foreseeable future.

         Cost of product sales increased to $2,895,000 in fiscal 1996 from $2,652,000 in fiscal 1995 due to increased sales volume. Gross margins are typically higher on the Hybrid Capture line than were experienced on the radioactive product line. The Company expects gross margins to increase in the future due to improved overhead absorption and manufacturing efficiencies.

         Research and development contract revenue decreased to $381,000 in fiscal 1996 from $749,000 in fiscal 1995 due to a decrease in contract development services relating to its CMV test, performed under the Company's development agreement with Murex. For a more complete description of the Company's relationship with Murex, see Note 3 to the Financial Statements included herein.

         Research and development expense increased to $2,430,000 in fiscal 1996 from $1,856,000 in fiscal 1995 due to increased personnel costs associated with the development of new products utilizing the Company's Hybrid Capture technology. The Company expects to increase its expenditures for research and development to fund the development of additional tests using the Hybrid Capture technology and to improve the sensitivity and ease of use of the Company's Hybrid Capture technology. See "Business -- Research and Development."

         Selling and marketing expense increased in amount and as a percentage of sales to $2,095,000 in fiscal 1996 from $1,375,000 in fiscal 1995 due to increased personnel costs resulting from the addition of marketing personnel to support the Hybrid Capture product line, and increased sales commissions and royalties as a result of higher sales volume. Sales personnel receive a salary plus commissions based upon the attainment of certain sales levels. The Company expects selling and marketing expense to increase substantially as it expands its advertising and promotional activities and increases its marketing and sales force, principally for the commercialization of its HPV test in the United States and Canada.

         General and administrative expense increased to $1,792,000 in fiscal 1996 from $1,245,000 in fiscal 1995, due to increased personnel costs, as well as increased professional fees associated with being a publicly held company.

         Amortization of intangible assets decreased to $248,000 in fiscal 1996 as compared to $330,000 in fiscal 1995 as a result of certain intangibles becoming fully amortized during the year.

         Interest income (expense) increased to $45,000 in fiscal 1996 from ($232,000) in fiscal 1995, due to a reduction in the interest rate and subsequent repayment of the note issued by the Company in connection with the LTI Acquisition (the "LTI Note") and the investment of the proceeds from the Company's initial public offering which was consummated on May 29, 1996.

Comparison of Fiscal Year Ended June 30, 1995 to Fiscal Year Ended June 30,
1994

         Product sales increased to $5,413,000 in fiscal 1995 from $4,767,000 in fiscal 1994. The increase was due, primarily, to increased sales volume to European distributors of the Company's Hybrid Capture tests and, to a lesser extent, to increased sales of luminometers.

         Cost of product sales increased to $2,652,000 in fiscal 1995 from $2,464,000 in fiscal 1994 due to increased sales volume. Cost of product sales decreased as a percentage of product sales due to improved overhead absorption and manufacturing efficiencies, which improvement was offset, in part, by an increase in lower margin sales of luminometers.

         Research and development contract revenue increased to $749,000 in fiscal 1995 from $527,000 in fiscal 1994. The increase was due to contract services, primarily relating to the development of the Company's CMV test, performed under the Company's contract with Murex. For a more complete description of the Company's relationship with Murex, see Note 3 to the Financial Statements included herein.

         Research and development expense increased to $1,856,000 in fiscal 1995 from $1,103,000 in fiscal 1994. Most of the increase was due to internal development efforts relating to the Company's core technologies as well as contract development services relating to the Company's CMV test, performed under the Company's development agreement with Murex.

         Selling and marketing expense decreased slightly to $1,375,000 in fiscal 1995 from $1,398,000 in fiscal 1994.

         General and administrative expense increased to $1,245,000 in fiscal 1995 from $1,191,000 in fiscal 1994 as a result of cost of living increases in salaries.

         Amortization of intangible assets increased to $330,000 in fiscal 1995 from $265,000 in fiscal 1994 primarily as a result of the amortization of certain capitalized costs related to the installation of the Company's management information system.

         Interest expense decreased to $232,000 in fiscal 1995 from $293,000 in fiscal 1994 due to a negotiated reduction in interest on the LTI Note.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of approximately $19.3 million at June 30, 1996. The Company has funded its operations primarily through the sale of equity securities. At June 30, 1996, the Company had cash, cash equivalents and short-term investments aggregating approximately $28,575,000. Short-term investments of $75,000 are restricted under a collateral agreement related to leasehold improvements. Net cash used in the Company's operating activities was $2,188,000 for the fiscal year ended June 30, 1996.

         Capital expenditures for the fiscal year ended June 30, 1996 were $330,000. The Company anticipates making capital expenditures of $735,000, primarily for automation and manufacturing scale-up, in the fiscal year ending June 30, 1997.

         The Company does not have any bank financing arrangements. The Company's indebtedness consists of notes payable to former stockholders of the Company of $187,000 and notes related to leasehold improvements of $74,000.

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities and scale up its manufacturing. The Company expects that its existing capital resources will be adequate to fund the Company's operations through 1998. No assurance can be given that there will be no change in the Company that would consume a significant amount of its available resources before that time. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its HPV test, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost and timing of manufacturing scale-up, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
Digene Corporation

We have audited the accompanying balance sheets of Digene Corporation (formerly Digene Diagnostics, Inc.) as of June 30, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digene Corporation (formerly Digene Diagnostics, Inc.) at June 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Vienna, Virginia
August 22, 1996

                               DIGENE CORPORATION

                                 BALANCE SHEETS


                                                                                                      JUNE 30,
                                                                                           --------------------------------
                                                                                              1995                 1996
                                                                                           -----------          -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                                $ 1,142,266         $ 24,107,325
  Short-term investments                                                                        75,000            4,467,978
  Accounts receivable, less allowance of approximately $51,000
    and $61,000 at June 30, 1995 and 1996, respectively                                      1,128,158            1,626,046
  Inventories (Note 4)                                                                         989,315            1,806,333
  Prepaid expenses and other current assets                                                     71,159              299,435
                                                                                           -----------         ------------
Total current assets                                                                         3,405,898           32,307,117

Property and equipment, net (Note 5)                                                           732,059              705,040
Intangible assets, net (Note 6)                                                                286,915               49,008
Deposits                                                                                        60,440              112,462
                                                                                           -----------         ------------
Total assets                                                                               $ 4,485,312         $ 33,173,627
                                                                                           ===========         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                         $   722,569         $  2,124,682
  Accrued expenses                                                                             371,065              456,354
  Current maturities of long-term debt (Note 8)                                                205,695              109,857
                                                                                           -----------         ------------
Total current liabilities                                                                    1,299,329            2,690,893

Long-term debt, less current maturities (Note 8)                                             2,812,490              151,532
Accrued rent (Note 9)                                                                          183,776              149,907
Deferred rent                                                                                   78,810               62,014

Commitments (Notes 9 and 14)

Redeemable Convertible Preferred Stock, $.10 par value; 13,000,000 shares authorized; 10,543,907 and 0 shares issued and outstanding at June 30, 1995
  and 1996, respectively (Note 10)                                                          13,114,942                  -

Stockholders' equity (deficit):
  Common stock, $.01 par value; 50,000,000 shares authorized, 368,356 and
    11,303,705 shares issued and outstanding at June 30, 1995 and 1996,
    respectively                                                                                 3,684              113,037
  Additional paid-in capital                                                                 3,690,025           49,339,001
  Accumulated deficit                                                                      (16,697,744)         (19,332,757)
                                                                                           -----------         ------------
Total stockholders' equity (deficit)                                                       (13,004,035)          30,119,281
                                                                                           -----------         ------------
Total liabilities and stockholders' equity (deficit)                                       $ 4,485,312         $ 33,173,627
                                                                                           ===========         ============





                            See accompanying notes.

                               DIGENE CORPORATION

                            STATEMENTS OF OPERATIONS



                                                                                        YEAR ENDED JUNE
                                                                 ----------------------------------------------------------
                                                                     1994                     1995                  1996
                                                                 ------------             -------------        ------------
Revenues:
  Product sales                                                  $  4,766,803             $  5,413,370         $  6,359,062
  Research and development contracts                                  527,467                  749,217              381,425
                                                                 ------------             ------------         ------------
Total revenues                                                      5,294,270                6,162,587            6,740,487

Costs and expenses:
  Cost of product sales                                             2,463,564                2,652,091            2,894,731
  Research and development                                          1,102,945                1,855,988            2,429,711
  Selling and marketing                                             1,398,280                1,375,496            2,094,696
  General and administrative                                        1,191,314                1,245,128            1,792,426
  Amortization of intangible assets                                   264,882                  330,164              248,435
                                                                 ------------             ------------         ------------
Loss from operations                                               (1,126,715)              (1,296,280)          (2,719,512)

Other income (expense):
  Other income (expense)                                              (13,191)                  14,446               40,072
  Interest expense                                                   (293,533)                (232,076)            (207,349)
  Interest income                                                        -                      -                   251,776
                                                                 ------------             ------------         ------------
Net loss                                                         $ (1,433,439)            $ (1,513,910)        $ (2,635,013)
                                                                 ============             ============         ============

Net loss per share                                               $      (1.69)            $      (1.78)        $      (1.30)
                                                                 ============             ============         ============

Weighted average shares outstanding                                   847,488                  849,924            2,026,815
                                                                 ============             ============         ============





                            See accompanying notes.

                               DIGENE CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                    COMMON STOCK                ADDITIONAL                                TOTAL
                                           ------------------------------         PAID-IN           ACCUMULATED       STOCKHOLDERS'
                                              SHARES             AMOUNT           CAPITAL             DEFICIT       EQUITY (DEFICIT)
                                           ------------       -----------      -------------       --------------   ----------------
Balance at June 30, 1993                        360,386       $     3,604      $   3,688,625       $  (13,750,395)     $(10,058,166)

Exercise of Common Stock options                  7,952                79              1,388                    -             1,467

Net loss                                              -                 -                  -           (1,433,439)       (1,433,439)
                                           ------------       -----------      -------------       --------------      ------------
Balance at June 30, 1994                        368,338             3,683          3,690,013          (15,183,834)      (11,490,138)

Exercise of Common Stock options                     18                 1                 12                    -                13

Net loss                                              -                 -                  -           (1,513,910)       (1,513,910)
                                           ------------       -----------      -------------       --------------      ------------
Balance at June 30, 1995                        368,356             3,684          3,690,025          (16,697,744)      (13,004,035)

Issuance of Common Stock, net of
  offering costs of $3,768,678                3,000,000            30,000         30,701,322                    -        30,731,322

Exercise of Common Stock warrants                70,436               704            467,695                    -           468,399

Exercise of Common Stock options                 40,510               405             25,261                    -            25,666

Conversion of Redeemable Convertible
  Preferred Stock to Common Stock             7,824,403            78,244         14,454,698                    -        14,532,942

Net loss                                              -                 -                  -           (2,635,013)       (2,635,013)
                                           ------------       -----------      -------------       --------------      ------------
Balance at June 30, 1996                     11,303,705       $   113,037      $  49,339,001       $  (19,332,757)     $ 30,119,281
                                           ============       ===========      =============       ==============      ============





                            See accompanying notes.

                               DIGENE CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED JUNE 30,
                                                        --------------------------------------------------
                                                             1994              1995                1996
                                                        ---------------   --------------    --------------
OPERATING ACTIVITIES
Net loss                                                $(1,433,439)       $(1,513,910)        $(2,635,013)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization of property and
       equipment                                            311,686            346,401             356,680
    Amortization of intangible assets                       264,882            330,164             248,435
    Changes in operating assets and liabilities:
      Accounts receivable                                    80,286           (328,369)           (497,888)
      Inventories                                           188,325            (61,196)           (817,018)
      Prepaid expenses and other current assets              26,266             15,563            (228,276)
      Deposits                                               (4,956)            (6,720)            (52,022)
      Accounts payable                                       51,136            387,035           1,402,113
      Accrued expenses                                        6,130             98,727              85,289
      Accrued rent                                          (35,329)           (39,226)            (33,869)
      Deferred rent                                          12,054            (12,815)            (16,796)
                                                        -----------        -----------         -----------
Net cash used in operating activities                      (532,959)          (784,346)         (2,188,365)

INVESTING ACTIVITIES
Additions to short-term investments                               -                  -          (4,392,978)
Capital expenditures                                       (129,709)          (246,436)           (329,661)
Additions to intangible assets                              (42,553)          (100,773)            (10,528)
                                                        -----------        -----------         -----------
Net cash used in investing activities                      (172,262)          (347,209)         (4,733,167)

FINANCING ACTIVITIES
Net proceeds from issuance of Redeemable Convertible
  Preferred Stock                                         1,492,206          1,347,000           1,418,000
Net proceeds from issuance of Common Stock                        -                  -          30,731,322
Exercise of Common Stock warrants                                 -                  -             468,399
Exercise of Common Stock options                              1,467                 13              25,666
Principal repayments on long-term debt                      (95,124)           (88,148)         (2,756,796)
                                                        -----------        -----------         -----------
Net cash provided by financing activities                 1,398,549          1,258,865          29,886,591
                                                        -----------        -----------         -----------

Net increase (decrease) in cash and cash equivalents        693,328            127,310          22,965,059
Cash and cash equivalents at beginning of year              321,628          1,014,956           1,142,266
                                                        -----------        -----------         -----------
Cash and cash equivalents at end of year                $ 1,014,956        $ 1,142,266         $24,107,325
                                                        ===========        ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                            $312,000        $   172,000         $   313,000
                                                        ===========        ===========         ===========





                            See accompanying notes.

                               DIGENE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND NATURE OF OPERATIONS

Digene Corporation (the "Company"), formerly Digene Diagnostics, Inc., was incorporated in the state of Delaware in 1987. The Company develops, manufactures and markets DNA testing systems for the screening, monitoring and diagnosis of human diseases. The Company's products are designed to help improve clinical outcomes and reduce the overall cost of disease management. The Company's lead product, the Hybrid Capture HPV DNA test, detects the presence of human papillomavirus ("HPV"), the primary cause of cervical cancer, the second most common cancer among women worldwide. The Company's HPV test for the follow-up screening of women with equivocal Pap smears is the first HPV test approved for marketing in the United States by the Food and Drug Administration (the "FDA"). The Company's objective is to establish its HPV test as the new standard of care for cervical cancer screening.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               DIGENE CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

The Company classifies its short-term investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheet. As of June 30, 1995 and 1996, short-term investments are stated at cost, which approximates market.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment of goods. Revenue from research and development contracts is recognized as research and development activities are performed. Cash received in advance of services being performed is deferred until the related revenue has been earned.

                               DIGENE CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


For the years ended June 30, 1994, 1995 and 1996, the Company generated 29%, 38% and 43%, respectively, of total revenue from a single customer who is also a stockholder. Export sales accounted for approximately 43% in 1994, 53% in 1995, and 56% in 1996 of total revenue.



Export sales consist of the following:

                                                                          YEAR ENDED JUNE 30,
                                                        --------------------------------------------------
                                                           1994                 1995               1996
                                                        ----------           ----------         ----------
Europe                                                  $1,931,395           $2,660,767         $3,019,004
Pacific Rim                                                264,581              295,398            301,067
Other                                                       89,566              339,252            438,848
                                                        ----------           ----------         ----------
Total export sales                                      $2,285,542           $3,295,417         $3,758,919
                                                        ==========           ==========         ==========

RESEARCH AND DEVELOPMENT

The Company expenses its research and development costs as incurred.

INCOME TAXES

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83, Redeemable Convertible Preferred Stock, Common Stock and options and warrants to purchase Common Stock issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing of the registration statement relating to the

                               DIGENE CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE (CONTINUED)

initial public offering ("IPO"), have been included in the computation of net loss per share as if they were outstanding for all periods presented (using the treasury method assuming repurchase of Common Stock at the IPO price). Other shares issuable upon the exercise of stock options and warrants or conversion of Redeemable Convertible Preferred Stock have been excluded from the computation because the effect of their inclusion would be antidilutive. Effective with the Company's fiscal 1996 fourth quarter and for all subsequent periods, Common Stock options and warrants under the treasury stock method will be included to the extent they are dilutive.


RECENT PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's June 30, 1997 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the financial condition or the results of operations of the Company.

3.  RESEARCH AND DEVELOPMENT AGREEMENTS

In April 1993, the Company entered into a Development and License Agreement (the "1993 Agreement") with International Murex Technologies Limited ("IMTC"). Under the terms of the 1993 Agreement, IMTC funded certain of the Company's DNA probe product development programs on a dollar for dollar cost reimbursement basis. IMTC and the Company hold a co-exclusive license to market the products developed under the 1993 Agreement.

In May 1994, the Company entered into an additional Development and License Agreement (the "1994 Agreement") with IMTC . Under the terms of the 1994 Agreement, IMTC purchased 333,333 shares of the Company's Redeemable Convertible Preferred Stock and placed $2 million in escrow to purchase 666,667 additional shares of the Company's Redeemable Convertible Preferred Stock, over the term of the 1994 agreement. Generally, amounts released from escrow are used to fund mutually approved research and development projects on a dollar for dollar cost reimbursement basis. As funding was released from escrow, shares of the Company's Redeemable Convertible Preferred Stock were issued.

                               DIGENE CORPORATION

3.  RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

During the years ended June 30, 1995 and 1996, $1,215,000 and $785,000, respectively, were released from the escrow and accordingly, the Company issued 405,000 and 261,667 shares, respectively, of Redeemable Convertible Preferred Stock. As of June 30, 1995 and 1996, an independent third party held $785,000 and $0, respectively, in escrow for the Company's future research and development projects. IMTC holds a license that is co-exclusive (with the Company) to market products developed under the 1994 Agreement.

4.  INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Inventories consist of the following:

                                                                                    JUNE 30,
                                                                        -----------------------------------
                                                                            1995                    1996
                                                                        ----------             ------------
                 Finished goods                                         $  312,366               $  616,458
                 Work in process                                           624,307                  999,222
                 Raw materials                                             188,158                  440,653
                                                                        ----------               ----------
                                                                         1,124,831                2,056,333
                 Obsolescence reserve                                     (135,516)                (250,000)
                                                                        ----------               ----------
                                                                        $  989,315               $1,806,333
                                                                        ==========               ==========

                               DIGENE CORPORATION

5.  PROPERTY AND EQUIPMENT

Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

Property and equipment consist of the following:

                                                                                        JUNE 30,
                                                                     --------------------------------------------
                                                                            1995                       1996
                                                                     -------------------       ------------------
Furniture, fixtures and office equipment                             $           578,336       $          679,624
Machinery and equipment                                                        1,142,736                1,371,109
Leasehold improvements                                                           664,633                  664,633
                                                                     -------------------       ------------------
                                                                               2,385,705                2,715,366
Accumulated depreciation and amortization                                     (1,653,646)              (2,010,326)
                                                                     -------------------       ------------------
                                                                     $           732,059       $          705,040
                                                                     ===================       ==================

6.  INTANGIBLE ASSETS

Patents application costs are expensed as incurred. Noncompetition agreements are amortized on a straight-line basis over their respective terms, generally two to six years. Goodwill, which resulted from the acquisition of the Molecular Diagnostics Division of Life Technologies, Inc. ("LTI") in December 1990, is being amortized using the straight-line method over five years.

Intangible assets consist of the following:

                                                                                        JUNE 30,
                                                                     --------------------------------------------
                                                                            1995                       1996
                                                                     -------------------       ------------------
Noncompetition agreements                                            $         1,087,349       $        1,087,349
Goodwill and other intangibles                                                   398,046                  180,877
                                                                     -------------------       ------------------
                                                                               1,485,395                1,268,226
Accumulated amortization                                                      (1,198,480)              (1,219,218)
                                                                     -------------------       ------------------
                                                                     $           286,915       $           49,008
                                                                     ===================       ==================

During 1996, the Company wrote off approximately $228,000 of fully amortized goodwill and other intangibles.

                               DIGENE CORPORATION

7.  INCOME TAXES

The Company's net deferred tax assets are as follows:

                                                                                        JUNE 30,
                                                                     --------------------------------------------
                                                                              1995                     1996
                                                                     -------------------       ------------------
Net operating loss carryforwards                                     $         4,032,000       $        5,193,000
Research and development credits                                                 488,000                  443,000
Patent costs, net                                                                788,000                  788,000
Research and developmental deferral, net                                       1,055,000                  957,000
Other                                                                            409,000                  399,000
                                                                     -------------------       ------------------
Deferred tax assets                                                            6,772,000                7,780,000
Valuation allowance                                                           (6,772,000)              (7,780,000)
                                                                     -------------------       ------------------
Net deferred tax assets                                              $                 -       $                -
                                                                     ===================       ==================

Due to the Company's net operating loss carryforwards, the Company did not recognize a tax provision for the years ended June 30, 1994, 1995 and 1996. At June 30, 1996, the Company had tax net operating loss carryforwards for income tax purposes of approximately $12,981,000. At June 30, 1996, the Company also had research and development credit carryforwards of approximately $443,000.
In 1990, the Company experienced a change in ownership pursuant to Section 382 of the Internal Revenue Code, which will cause the utilization of pre-change
losses and credits to be limited.   Subject to this limitation, the Company's
net operating loss carryforwards and tax credits expire, if unused, at various dates from 2003 through 2011.

8.  LONG-TERM DEBT

Long-term debt consists of follows:

                                                                                       JUNE 30,
                                                                     --------------------------------------------
                                                                              1995                   1996
                                                                     -------------------       ------------------
8% secured note payable to LTI                                       $         2,625,000       $                -
Amounts due to former stockholders, net of
  unamortized discount                                                           289,514                  187,260
Note payable to lessor                                                            93,956                   70,049
Other                                                                              9,715                    4,080
                                                                     -------------------       ------------------
                                                                               3,018,185                  261,389
Current maturities of long-term debt                                            (205,695)                (109,857)
                                                                     -------------------       ------------------
Long-term debt, less current maturities                              $         2,812,490       $          151,532
                                                                     ===================       ==================

                               DIGENE CORPORATION

8.  LONG-TERM DEBT (CONTINUED)

The secured note payable to LTI arose in conjunction with the Company's acquisition of LTI's Molecular Diagnostics Division in December 1990. During 1996, the Company repaid in full the principal balance of the note plus accrued interest. No prepayment penalties were incurred.

Amounts due to former stockholders, related to repurchases of Common Stock during 1991, are noninterest-bearing, but have been discounted at 8.74%. Payment is due in seven equal annual installments beginning July 1991.

The note payable to lessor represents the financing of a portion of leasehold improvements made by the lessor under terms of the lease agreement for the Company's research and development facility (See Note 9). The note, originally for $200,000, is repayable through December 1998 in 114 equal monthly installments of $2,616 in principal plus interest at 9%. A $75,000 certificate of deposit held by the Company is assigned to the lessor as collateral for the lease obligation.

Annual maturities of long-term debt outstanding at June 30, 1996 are as follows:

                 1997       $109,857
                 1998        129,583
                 1999         21,949
                            --------
                            $261,389
                            ========


9.  LEASE COMMITMENTS

The Company occupies a facility serving as its research and development facility. The lease agreement for this facility terminates on December 31, 1998, but provides for a five-year renewal at the Company's option. Under the lease agreement, no rent was due during the period of construction and the initial period of occupancy. The total minimum lease obligation is being expensed over the term of the lease obligation on a straight-line basis, with expense in excess of cash outlays recorded as deferred rent. The lessor agreed to make approximately $372,000 of improvements to the facility at the Company's expense, paid for in cash of $172,000 and a note payable for $200,000 (See Note
8). The minimum annual base rentals are subject to an annual increase of 30% of the increase in the Consumer Price Index.

The Company's corporate headquarters and production operations are in an office and manufacturing facility. The related lease agreement terminates in July 1998, but is renewable at the Company's option

                               DIGENE CORPORATION

9.  LEASE COMMITMENTS (CONTINUED)

for an additional five-year period. The total minimum lease obligation is being expensed over the term of the lease on a straight-line basis, with the expense in excess of cash outlays recorded as deferred rent.

Future minimum rental commitments under these lease agreements, including where applicable the Company's pro rata share of insurance, real estate taxes and common area operating expenses, are as follows as of June 30, 1996:


                 1997    $360,760
                 1998     360,760
                 1999     114,061
                          -------
                         $835,581
                         ========

Rent expense under these leases was $366,616, $380,804, and $363,691, for the years ended June 30, 1994, 1995 and 1996, respectively.

Remaining lease payments, net of anticipated sublease income of approximately $380,000, for facilities previously vacated were accrued in 1992. The remaining accrual at June 30, 1996 is $149,907.

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

Immediately upon completion of the IPO, all outstanding shares of 1990, 1991, and 1994 Series Redeemable Convertible Preferred Stock converted into shares of Common Stock on a 1 for 0.714 basis.

11.  COMMON STOCK

On April 15, 1996, the holders of Common Stock purchase warrants elected to purchase 70,436 shares of Common Stock at an exercise price of $6.65 per share. As a result of this warrant exercise, the Company received net proceeds of $468,399. The remaining unexercised warrants expired on April 15, 1996.

On May 7, 1996, the Company's stockholders approved a 0.714 for 1 reverse stock split of the Company's Common Stock, which became effective on May 20, 1996. All references in the accompanying financial statements to the number of shares of common stock and per-share amounts have been restated to reflect the split.

                               DIGENE CORPORATION

11.  COMMON STOCK (CONTINUED)

On May 21, 1996, the Company issued 3,000,000 shares of Common Stock in an initial public offering, which generated net proceeds of approximately $30,700,000.

12.  COMMON STOCK OPTIONS

The Company has adopted Stock Option Plans (the "Option Plans") under which 2,622,821 shares of Common Stock were reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. The Option Plans provide for grants of stock options to employees (including officers and employee directors), directors and consultants of the Company.
The Option Plans were previously administered by the Board of Directors and presently are being administered by the Compensation Committee, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The terms of stock options granted under the Option Plans may not exceed ten years. The exercise price of options granted under the Options Plan, as determined by the Compensation Committee approximates fair value. The Company does not intend to grant further options under these Option Plans.

The Company has also granted 37,761 options to purchase Common Stock to outside consultants.

In March 1996, the Company adopted the Digene Corporation Omnibus Plan (the "Omnibus Plan"). Pursuant to the Omnibus Plan, officers or other employees of the Company may receive options to purchase Common Stock. The Omnibus Plan is administered by the Compensation Committee. 1,700,000 shares have been reserved for issuance under the Omnibus Plan.

                               DIGENE CORPORATION

12.  COMMON STOCK OPTIONS (CONTINUED)

Common stock options activity is as follows:


                                                                       Number of
                                                                         Shares
                                                                      -----------
                 Outstanding at June 30, 1993                           1,556,028
                   Granted                                                284,689
                   Exercised                                               (7,952)
                   Canceled or expired                                    (54,452)
                                                                      -----------
                 Outstanding at June 30, 1994                           1,778,313
                   Granted                                                 57,372
                   Exercised                                                  (18)
                   Canceled or expired                                    (82,456)
                                                                      -----------
                 Outstanding at June 30, 1995                           1,753,211
                   Granted                                                987,033
                   Exercised                                              (40,510)
                   Canceled or expired                                    (39,152)
                                                                      -----------
                 Outstanding at June 30, 1996                           2,660,582
                                                                      ===========
                 Exercisable at June 30, 1996                           1,393,787
                                                                      ===========


Exercise prices range from $0.028 to $10.285 per share. The options generally vest on a time-based schedule over a period of three to six years.

13.  RETIREMENT PLAN

Effective January 1, 1994, the Company adopted a 401(k) Profit Sharing Plan (the "Plan"). The Plan, which covers all employees who have completed six months of service, stipulates that employees may elect an amount between 1% and 15% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in employer contributions over five years. No contributions were made by the Company during the years ended June 30, 1994, 1995 and 1996.

                               DIGENE CORPORATION

14.  OTHER COMMITMENTS

The Company's access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties based upon specified percentages of applicable future gross sales. None of the royalty commitments have had, or are expected to have in the future, a materially adverse impact on the Company's financial position or the results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                 No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.


                                    PART III


                 The information called for by Item 10, Directors and Executive Officers of the registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, scheduled to be held on October 29, 1996, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K

(a) 1.  Financial Statements of the Company

                 Financial Statements of the Registrant and Report of Independent Auditors thereon
                 Balance Sheets as of June 30, 1996 and 1995
                 Statements of Operations for the fiscal years ended June 30, 1996, 1995 and 1994
                 Statements of Stockholders' Equity (Deficit) for the fiscal years ended June 30, 1996, 1995 and 1994
                 Statements of Cash Flows for the fiscal years ended June 30, 1996, 1995 and 1994
                 Notes to Financial Statements

     2.  Financial Statement Schedules

                 I.  Valuation and Qualifying Accounts and Reserves

     3.  Exhibits

         The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated. Except as otherwise noted, the exhibit has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-2968 (the "Registration Statement"), and is incorporated herein by reference. The exhibit numbers shown below for exhibits incorporated by reference correspond to those shown in the Registration Statement.

          3.1  Amended and Restated Certificate of Incorporation of the Company.
          3.2  Amended and Restated Bylaws of the Company.
          4.1  Specimen Common Stock certificate.
         10.1  1987 Stock Option Plan.
         10.2  1989 Special Employee Stock Option Plan.
         10.3  1990 Stock Option Plan.
         10.4  1991-A Stock Option Plan.
         10.5  1991-B Stock Option Plan.
         10.6  1996 Omnibus Plan.
        10.7*  Employment Agreement dated as of May 1, 1996 between the Company and Evan
               Jones, as amended.
        10.8*  Employment Agreement dated as of May 1, 1996 between the Company and
               Charles M. Fleischman, as amended.
         10.9  Employment Agreement dated February 1, 1991, as amended, between the
               Company and Attila D. Lorincz, Ph.D.
        10.10  Letter Agreement dated May 1, 1992 among the Company, Joseph Migliara,
               Harris Kaplan, Migliara/Kaplan Associates and Valley Partners.
        10.11  Lease Agreement dated January 13, 1988 between the Company and West Farm
               Associates Limited Partnership.
        10.12  Lease Agreement dated June 20, 1991 between the Company and Murkirk Manor
               Associates Limited Partnership
        10.13  Distribution Agreement dated May 19, 1992 between the Company and
               International Murex Technologies Corporation, as amended, May 26, 1993.
        10.14  License Agreement dated September 1, 1995 between the Company and Institut
               Pasteur.
        10.15  Cross-License, Inc. Agreement dated April 1, 1990 among Life Technologies,
               Inc. and Institute Pasteur.
        10.16  License Agreement dated December 1, 1983 between Bethesda Research
               Laboratories, a division of Life Technologies, Inc. and Georgetown
               University.
        10.17  Stock Purchase Agreement dated September 26, 1988 between the Company and
               Mitsubishi PetroChemical Company, Limited.
        10.18  License Agreement dated December 19, 1990 between the Company and Life
               Technologies, Inc.
        10.19  Stock Purchase Agreement dated May 31, 1994 between the Company and
               International Murex Technologies Limited ("IMTL").

           10.20  Escrow Agreement dated May 31, 1994 among the Company, IMTL and Reid &
                  Priest, as Escrow Agent.
           10.21  Development and License Agreement dated April 14, 1993 between the Company and International Murex Technologies Corporation ("IMTC").
           10.22  Development and License Agreement dated May 31, 1994 between the Company and IMTC.
           10.23  Common Stock Purchase Warrant of IMTL.
           10.24  Form of Common Stock Purchase Warrant.
           10.25  Stockholders' Agreement dated May 31, 1994 among the Company, IMTL and
                  Armonk Partners.
          10.26*  Registration Rights Agreement dated as of May 24, 1996 between the
                  Company, Armonk Partners, Murex Diagnostics Corporation and Certain other
                  Stockholders.
           10.27  Distribution Agreement dated as of February 28, 1996 between the Company and Murex Biotech Limited (confidential treatment has been requested for certain portions of this agreement).
           10.28  License Agreement dated September 27, 1995 between the Company and Kanebo,
                  Ltd.
           11.1*  Statement Re: Computation of Per Share Loss.
             21*  Subsidiary of the Registrant.
             27*  Financial Data Schedule.
- ----------

 * Filed herewith.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIGENE CORPORATION

September 20, 1996                      By       /s/ EVAN JONES
                                          -----------------------------------
                                                 Evan Jones
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




     SIGNATURE                   TITLE                                      DATE
     ---------                   -----                                      ----
 /s/ EVAN JONES               President and Chief Executive            September 20, 1996
- ---------------------------   Officer (principal executive
Evan Jones                    officer) and Chairman



 /s/ CHARLES M. FLEISCHMAN    Executive Vice President,                September 20, 1996
- ---------------------------   Chief Operating Officer,
Charles M. Fleischman         Chief Financial Officer and
                              Director (principal financial
                              officer)



 /s/ JOSEPH P. SLATTERY       Controller (principal                    September 20, 1996
- ---------------------------   accounting officer)
Joseph P. Slattery


 /s/ JOHN J. WHITEHEAD        Director                                 September 20, 1996
- ---------------------------
John J. Whitehead


 /s/ JOSEPH M. MIGLIARA       Director                                 September 20, 1996
- ---------------------------
Joseph M. Migliara

                                 EXHIBIT INDEX

   Exhibit No.  Description                                                                                              Page
   -----------  -------------------------------------------------------------------------------------------------------  -----
           3.1  Amended and Restated Certificate of Incorporation of the Company.
           3.2  Amended and Restated Bylaws of the Company.
           4.1  Specimen Common Stock certificate.
          10.1  1987 Stock Option Plan.
          10.2  1989 Special Employee Stock Option Plan.
          10.3  1990 Stock Option Plan.
          10.4  1991-A Stock Option Plan.
          10.5  1991-B Stock Option Plan.
          10.6  1996 Omnibus Plan.
         10.7*  Employment Agreement dated as of May 1, 1996 between the Company and Evan Jones, as amended.
         10.8*  Employment Agreement dated as of May 1, 1996 between the Company and Charles M. Fleischman, as amended.
          10.9  Employment Agreement dated February 1, 1991, as amended, between the Company and Attila D. Lorincz,
                Ph.D.
         10.10  Letter Agreement dated May 1, 1992 among the Company, Joseph Migliara, Harris Kaplan, Migliara/Kaplan
                Associates and Valley Partners.
         10.11  Lease Agreement dated January 13, 1988 between the Company and West Farm Associates Limited
                Partnership.
         10.12  Lease Agreement dated June 20, 1991 between the Company and Murkirk Manor Associates Limited
                Partnership
         10.13  Distribution Agreement dated May 19, 1992 between the Company and International Murex Technologies
                Corporation, as amended, May 26, 1993.
         10.14  License Agreement dated September 1, 1995 between the Company and Institut Pasteur.
         10.15  Cross-License, Inc. Agreement dated April 1, 1990 among Life Technologies, Inc. and Institute
                Pasteur.
         10.16  License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life
                Technologies, Inc. and Georgetown University.
         10.17  Stock Purchase Agreement dated September 26, 1988 between the Company and Mitsubishi PetroChemical
                Company, Limited.
         10.18  License Agreement dated December 19, 1990 between the Company and Life Technologies, Inc.
         10.19  Stock Purchase Agreement dated May 31, 1994 between the Company and International Murex Technologies
                Limited ("IMTL").
         10.20  Escrow Agreement dated May 31, 1994 among the Company, IMTL and Reid & Priest, as Escrow Agent.
         10.21  Development and License Agreement dated April 14, 1993 between the Company and International Murex
                Technologies Corporation ("IMTC").
         10.22  Development and License Agreement dated May 31, 1994 between the Company and IMTC.
         10.23  Common Stock Purchase Warrant of IMTL.
         10.24  Form of Common Stock Purchase Warrant.
         10.25  Stockholders' Agreement dated May 31, 1994 among the Company, IMTL and Armonk Partners.
        10.26*  Registration Rights Agreement dated as of May 24, 1996 between the Company, Armonk Partners, Murex
                Diagnostics Corporation and Certain other Stockholders.

         10.27  Distribution Agreement dated as of February 28, 1996 between the Company and Murex Biotech Limited
                (confidential treatment has been requested for certain portions of this agreement).
         10.28  License Agreement dated September 27, 1995 between the Company and Kanebo, Ltd.
         11.1*  Statement Re: Computation of Per Share Loss.
           21*  Subsidiary of the Registrant.
           27*  Financial Data Schedule.

- ------------------------------
       *  Filed herewith.

                                   SCHEDULE I

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Digene Corporation

We have audited the financial statements of Digene Corporation (formerly Digene Diagnostics, Inc.) as of June 30, 1995 and 1996, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 22, 1996 (included elsewhere in this annual report). Our audits also included the financial statement schedules listed in Item 14 (a) of this Annual Report. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.





                                                            /s/ERNST & YOUNG LLP


Vienna, Virginia
August 22, 1996

          SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                                     Balance at
                                                                    Beginning of                                 Balance At
                Classification                                          Year       Additions     Deductions      End of Year
- ----------------------------------------------                      ------------   ---------     ----------     -------------
Allowance for doubtful accounts:
  Year ended June 30, 1995                                               $ 55          $15         $(19)(1)           $51
  Year ended June 30, 1996                                                 51           10            --               61
Reserve for inventory obsolescence:
  Year ended June 30, 1995                                               $200          $63        $(128)(2)          $135
  Year ended June 30, 1996                                                135          115            --              250


- --------------------

(1) Write off of accounts receivable.

(2) Write off of obsolete inventory.