Form 10-Q
period 1996-09-30
DIGENE CORP
filed 1996-11-07
CIK 1011582

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   -----------   ---------

                         Commission file number 0-28194

                               DIGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                            52-1536128
   -----------------------------------------       ---------------------------------------------------
         State or other jurisdiction of                    (I.R.S. Employer Identification No.)
         incorporation or organization

           9000 VIRGINIA MANOR ROAD
               BELTSVILLE, MARYLAND                                       20705
--------------------------------------------------                   ---------------
   (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (301) 470-6500
                                                   --------------


                                NOT APPLICABLE
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ------   -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                             Shares outstanding as of
                    Class                                                         October 28, 1996
    --------------------------------------                                  --------------------------
    Common Stock, par value $.01 per share                                          11,310,041

--------------------------------------------------------------------------------

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION:

      Item 1.    Financial Statements -

             Balance Sheets - September 30, 1996 and June 30, 1996                                    1

             Statements of Operations - Three months ended September 30, 1996 and 1995                2

             Statements of Cash Flows - Three months ended September 30, 1996 and 1995                3

             Notes to Financial Statements                                                            4

      Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                5

PART II.  OTHER INFORMATION:

      Item 4.    Submission of Matters to a Vote of Security Holders                                  8

      Item 6.    Exhibits and Reports on Form 8-K                                                     9

SIGNATURES                                                                                           10

EXHIBIT INDEX                                                                                        11

PART I.  FINANCIAL INFORMATION

                               DIGENE CORPORATION
                                 BALANCE SHEETS

                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                 1996              1996
                                                                             ------------      --------------
                                                                             (UNAUDITED)          (NOTE)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 14,846,529      $ 24,107,325
   Short-term investments                                                       11,993,614         4,467,978
   Accounts receivable, less allowance of approximately $61,000 at
        September 30, 1996 and June 30, 1996                                     1,921,410         1,626,046
   Inventories                                                                   1,999,805         1,806,333
   Prepaid expenses and other current assets                                       218,565           299,435
                                                                              ------------      ------------

Total current assets                                                            30,979,923        32,307,117
Property and equipment, net                                                        888,647           705,040
Intangible assets, net                                                              35,707            49,008
Deposits                                                                           140,420           112,462
                                                                              ------------      ------------

Total assets                                                                  $ 32,044,697      $ 33,173,627
                                                                              ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $  1,704,889      $  2,124,682
   Accrued expenses                                                                610,323           456,354
   Current maturities of long-term debt                                            113,106           109,857
                                                                              ------------      ------------

Total current liabilities                                                        2,428,318         2,690,893

Long-term debt, less current maturities                                             36,984           151,532
Accrued rent                                                                       133,772           149,907
Deferred rent                                                                       56,322            62,014

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized, 11,309,899 and 11,303,705 shares issued and outstanding at September 30, 1996
      and June 30, 1996, respectively                                              113,099           113,037
   Additional paid-in capital                                                   49,341,700        49,339,001
   Accumulated deficit                                                         (20,065,498)      (19,332,757)
                                                                              ------------      ------------

Total stockholders' equity                                                      29,389,301        30,119,281
                                                                              ------------      ------------

Total liabilities and stockholders' equity                                    $ 32,044,697      $ 33,173,627
                                                                              ============      ============


Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.

                               DIGENE CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                        THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 ------------------------------
                                                                      1996             1995
                                                                 -------------    --------------
                                                                           (UNAUDITED)
Revenues:
   Product sales                                                 $  1,856,496      $  1,481,283
   Research and development contracts                                 147,026            86,488
                                                                 ------------      ------------

Total revenues                                                      2,003,522         1,567,771

Costs and expenses:
   Cost of product sales                                              776,877           797,567
   Research and development                                           750,233           515,440
   Selling and marketing                                              796,297           379,982
   General and administrative                                         822,235           281,802
   Amortization of intangible assets                                    8,201            66,265
                                                                 ------------      ------------

Loss from operations                                               (1,150,321)         (473,286)

Other income (expense):
   Other income (expense)                                              25,114           (18,474)
   Interest income                                                    394,494             9,922
   Interest expense                                                    (2,028)          (54,659)
                                                                 ------------      ------------

Net loss                                                         $   (732,741)     $   (536,497)
                                                                 ============      ============

Net loss per share                                               $      (0.06)     $      (0.63)
                                                                 ============      ============

Weighted average shares outstanding                                11,308,900           849,924
                                                                 ============      ============

                               DIGENE CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                    -------------------------------
                                                                         1996              1995
                                                                    --------------  ---------------
                                                                              (UNAUDITED)
OPERATING ACTIVITIES
   Net loss                                                         $   (732,741)     $   (536,497)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization of property and equipment             99,621            86,133
      Amortization of intangible assets                                    8,201            66,265
      Changes in operating assets and liabilities:
          Accounts receivable                                           (295,364)         (180,187)
          Inventories                                                   (193,472)           14,014
          Prepaid expenses and other current assets                       80,870            12,818
          Deposits                                                       (27,958)            1,800
          Accounts payable                                              (419,793)          (52,202)
          Accrued expenses                                               153,969           (40,367)
          Accrued rent                                                   (16,135)           (9,522)
          Deferred rent                                                   (5,692)           (3,578)
                                                                    ------------      ------------

Net cash used in operating activities                                 (1,348,494)         (641,323)

INVESTING ACTIVITIES
   Purchases of short-term investments                                (7,525,636)          -
   Capital expenditures                                                 (283,228)         (113,040)
   Additions to intangible assets                                          5,100            (1,754)
                                                                    ------------      ------------

Net cash used in investing activities                                 (7,803,764)         (114,794)

FINANCING ACTIVITIES
   Net proceeds from issuance of redeemable convertible
      Perferred Stock                                                        -             350,000
   Exercise of Common Stock options                                        2,761           -
   Principal repayments on long-term debt                               (111,299)         (138,239)
                                                                    ------------      ------------

Net cash (used in) provided by financing activities                     (108,538)          211,761
                                                                    ------------      ------------

Net (decrease) increase in cash and cash equivalents                $ (9,260,796)     $   (544,356)
                                                                    ============      ============

                               DIGENE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The financial statements for the three month periods ended September 30, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Digene Corporation's (the "Company") Annual Report on Form 10-K for the year ended June 30, 1996, which includes financial statements and notes thereto for the years ended June 30, 1996, 1995, and 1994.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

1.  NET LOSS PER SHARE

The Company's net loss per share calculations are based on the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission staff accounting bulletin No. 83, the Company included the effect of the convertible Preferred Stock, Common Stock, and warrants and options to purchase Common Stock in the weighted average shares outstanding for the quarter ended September 30, 1995. However, for the quarter ended September 30, 1996, the Company is required to calculate the weighted average shares outstanding pursuant to APB 15 and thus the net loss per share for the two periods is not comparable. APB 15 requires that shares of Common Stock issuable upon the exercise of stock options and warrants or conversion of convertible Preferred Stock are included in the weighted average shares outstanding only if the effect of their inclusion is dilutive. The Company has not included such shares of Common Stock in its weighted average shares outstanding since the effect is anti-dilutive. If the Company had calculated the weighted average shares outstanding for the three months September 30, 1995 in accordance with APB 15, the net loss per share and weighted average shares outstanding would have been $1.46 per share and 368,356, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Statements regarding Digene Corporation's (the "Company") expectations as to financial results and other aspects of its business set forth below or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, uncertainty of future profitability, uncertainty of market acceptance, dependence on a single product (its Hybrid Capture human papillomavirus ("HPV") test), limited sales and marketing experience, adequacy of third party reimbursement, competition, extent of government regulations, and the uncertainty regarding patents and proprietary rights and technological obsolescence.

RESULTS OF OPERATIONS

Product sales increased to $1,856,000 for the three months ended September 30, 1996 from $1,481,000 for the same period in 1995. The increase was due, primarily, to increased sales of the Company's Hybrid Capture products, partially offset by declines in revenues related to the Company's radioactive DNA test (which was discontinued in December 1995) and equipment sales.

Research and development contract revenues increased to $147,000 for the three months ended September 30, 1996 from $86,000 for the same period in 1995. The increase was due primarily to new contracts.

Cost of product sales decreased to $777,000 for the three months ended September 30, 1996 from $798,000 for the same period in 1995. Gross margin on product sales increased to 58% for the three months ended September 30, 1996 from 46% same period in 1995. This increase was due primarily to increased overhead absorption, increased sales of higher-margin Hybrid Capture HPV DNA products, and decreased sales of lower-margin products such as equipment.

Research and development expenses increased to $750,000 for the three months ended September 30, 1996 from $515,000 for the same period in 1995. The increase was due primarily to the hiring of additional research and development personnel and the related incidental expenses to support the Company's research and development plans to develop additional tests using the Hybrid Capture technology, and to improve the sensitivity and ease of use of that technology.

Selling and marketing expenses increased to $796,000 for the three months ended September 30, 1996 from $380,000 for the same period in 1995. The increase was due primarily to the hiring of additional selling and marketing personnel and related expenses to support the Company's revenue growth plans, as well as increased commissions and other selling costs directly related to the growth in product sales.

General and administrative expenses increased to $822,000 for the three months ended September 30, 1996 from $282,000 for the same period in 1995. The increase was due primarily to the hiring of additional administrative personnel and the related expenses to support the Company's requirements as a publicly traded company and to meet the revenue growth objectives of the Company. In addition, general and administrative expenses have increased as a result of the formation of Digene do Brasil, a majority owned subsidiary.

Amortization of intangible assets decreased to $8,000 for the three months ended September 30, 1996 from $66,000 for the same period in 1995. The decrease was due primarily to certain intangible assets becoming fully amortized during the year.

Interest income increased to $394,000 for the three months ended September 30, 1996 from $10,000 for the same period in 1995. This increase was due primarily to the investment of substantially all of the net proceeds from the Company's initial public offering which occurred in May 1996.

Interest expense decreased to $2,000 for the three months ended September 30, 1996 from $55,000 for the same period in 1995. The decrease was due to the repayment of the notes payable.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated deficit of approximately $20,065,000 at September 30, 1996. The Company has funded its operations primarily through the sale of equity securities. The Company has experienced negative cash flows from operations of $1,348,000 and $641,000 for the three months ended September 30, 1996, and 1995, respectively.

Capital expenditures increased to $283,000 in the first quarter of fiscal 1997 from $113,000 in the first quarter of fiscal 1996, due primarily to the acquisition of additional laboratory and computer equipment.

The Company does not have any bank financing arrangements. The Company's indebtedness consists of notes payable to former stockholders of the Company of $84,000 and notes related to leasehold improvements of $66,000.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities and scale up its manufacturing. The Company expects that its existing capital resources will be adequate to fund the Company's operations through 1998. No assurances can be given that there will be no changes in the Company that would consume a significant amount of its available resources before that time. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its Hybrid Capture HPV test, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost and timing of manufacturing scale-up, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that the Company's existing capital resources and funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Registrant held on October 29, 1996, the holders of Common Stock approved the adoption of the Digene Corporation Directors' Stock Option Plan. There were 8,212,836 votes for, and 456,882 votes against, the adoption, 26,800 broker non-votes and 9,273 abstentions.

Also at the Annual Meeting of Stockholders, the holders of Common Stock elected the following uncontested nominee for the office of director for a term expiring on the date of the 1999 annual meeting or until his successor is duly elected and shall qualify:

                                             Votes                        Votes
Nominee                                       For                        Withheld
-------                                       ---                        --------
Wayne T. Hockmeyer                         8,691,333                     14,458

There were no abstentions or broker non-votes in the election of directors.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10 Employment Agreement dated as of September 30, 1996 between the Company and Donna Marie Seyfried

11    Statement Re: Computation of Per Share Loss

27    Financial Data Schedule

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                                DIGENE CORPORATION


Date:          November 7, 1996                                   By:  /s/  Charles M. Fleischman
     ------------------------------------                            ---------------------------------------
                                                                           Charles M. Fleischman
                                                                           Executive Vice President,
                                                                            Chief Operating Officer,
                                                                            Chief Financial Officer
                                                                          (Principal Financial Officer)

Date:          November 7, 1996                                   By:  /s/  Joseph P. Slattery
     ------------------------------------                            ---------------------------------------
                                                                          Joseph P. Slattery
                                                                             Controller
                                                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


   Exhibit No.            Description                                                       Page
   -----------            -----------                                                       ----
        10                Employment Agreement dated as of September 3,
                          1996 between the Company and Donna Marie
                          Seyfried

        11                Statement Re: Computation of Per Share Loss

        27                Financial Data Schedule