Form 10-Q
period 1996-12-31
DIGENE CORP
filed 1997-01-27
CIK 1011582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       TO

                        COMMISSION FILE NUMBER: 0-28194

                          ---------------------------
                               DIGENE CORPORATION
             (Exact name of registrant as specified in its charter)

                       DELAWARE                               52-1536128
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)               Identification No.)

                            9000 VIRGINIA MANOR ROAD
                           BELTSVILLE, MARYLAND 20705
                    (Address of principal executive offices)
                                 (301) 470-6500
              (Registrant's telephone number, including area code)
                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           SHARES OUTSTANDING AS OF
                 CLASS                         JANUARY 22, 1997
---------------------------------------    -------------------------
Common Stock, par value $.01 per share            11,342,886

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                         PAGE
                                                                                         ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements --
           Balance Sheets -- December 31, 1996 and June 30, 1996.......................    2
           Statements of Operations -- Three months ended December 31, 1996 and 1995;
             Six months ended December 31, 1996 and 1995...............................    3
           Statements of Cash Flows -- Six months ended December 31, 1996 and 1995.....    4
           Notes to Financial Statements...............................................    5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................    6

PART II.   OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................................    8

SIGNATURES.............................................................................    9

EXHIBIT INDEX..........................................................................   10

PART I -- FINANCIAL INFORMATION

                               DIGENE CORPORATION

                                 BALANCE SHEETS

                                                                    DECEMBER 31,      JUNE 30,
                                                                        1996            1996
                                                                    ------------    ------------
                                                                                       (NOTE)

                                             ASSETS
Current assets:
  Cash and cash equivalents......................................   $ 15,944,446    $ 24,107,325
  Short-term investments.........................................      9,033,958       4,467,978
  Accounts receivable, less allowance of approximately $61,000 at
     December 31, 1996 and June 30, 1996.........................      2,222,913       1,626,046
  Inventories....................................................      1,841,639       1,806,333
  Prepaid expenses and other current assets......................        231,230         299,435
                                                                    ------------    ------------
          Total current assets...................................     29,274,186      32,307,117
Property and equipment, net......................................        979,134         705,040
Intangible assets, net...........................................         27,506          49,008
Deposits.........................................................        151,137         112,462
                                                                    ------------    ------------
          Total assets...........................................   $ 30,431,963    $ 33,173,627
                                                                     ===========     ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................   $  1,022,182    $  2,124,682
  Accrued expenses...............................................        810,799         456,354
  Current maturities of long-term debt...........................        112,585         109,857
                                                                    ------------    ------------
          Total current liabilities..............................      1,945,566       2,690,893
Long-term debt, less current maturities..........................         29,915         151,532
Accrued rent.....................................................        123,452         149,907
Deferred rent....................................................         49,988          62,014
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares authorized,
     11,341,744 and 11,303,705 shares issued and outstanding at
     December 31, 1996 and June 30, 1996, respectively...........        113,417         113,037
  Additional paid-in capital.....................................     49,406,794      49,339,001
  Accumulated deficit............................................    (21,237,169)    (19,332,757)
                                                                    ------------    ------------
          Total stockholders' equity.............................     28,283,042      30,119,281
                                                                    ------------    ------------
          Total liabilities and stockholders' equity.............   $ 30,431,963    $ 33,173,627
                                                                     ===========     ===========

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.

                               DIGENE CORPORATION

                            STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    DECEMBER 31,                  DECEMBER 31,
                                              -------------------------    --------------------------
                                                 1996           1995          1996           1995
                                              -----------    ----------    -----------    -----------
Revenues:
  Product sales............................   $ 1,962,194    $1,387,383    $ 3,818,690    $ 2,868,666
  Research and development contracts.......       247,132       117,301        394,158        203,789
                                              -----------    ----------    -----------    -----------
          Total revenues...................     2,209,326     1,504,684      4,212,848      3,072,455
Costs and expenses:
  Cost of product sales....................       771,909       635,355      1,548,786      1,432,922
  Research and development.................       984,684       593,975      1,734,917      1,109,415
  Selling and marketing....................     1,059,837       443,497      1,856,134        823,479
  General and administrative...............       937,481       332,969      1,759,716        614,772
  Amortization of intangible assets........         8,201       111,476         16,402        177,741
                                              -----------    ----------    -----------    -----------
Loss from operations.......................    (1,552,786)     (612,588)    (2,703,107)    (1,085,874)
Other income (expense):
  Other income (expense)...................       (55,143)       96,865        (30,029)        78,391
  Interest income..........................       438,105         7,047        832,599         16,969
  Interest expense.........................        (1,847)      (54,496)        (3,875)      (109,155)
                                              -----------    ----------    -----------    -----------
Net loss...................................   $(1,171,671)   $ (563,172)   $(1,904,412)   $(1,099,669)
                                              ===========    ==========    ===========    ===========
Net loss per share.........................   $     (0.10)   $    (0.66)   $     (0.17)   $     (1.29)
                                              ===========    ==========    ===========    ===========
Weighted average shares outstanding........    11,312,446       854,250     11,310,665        850,995
                                              ===========    ==========    ===========    ===========

                               DIGENE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                             DECEMBER 31,
                                                                      --------------------------
                                                                         1996           1995
                                                                      -----------    -----------
OPERATING ACTIVITIES
  Net loss.........................................................   $(1,904,412)   $(1,099,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment............       205,814        183,875
Amortization of intangible assets..................................        16,402        177,741
Changes in operating assets and liabilities:
Accounts receivable................................................      (596,867)        80,953
Inventories........................................................       (35,306)      (219,297)
Prepaid expenses and other current assets..........................        68,205         (3,324)
Deposits...........................................................       (38,675)         1,658
Accounts payable...................................................    (1,102,500)       210,587
Accrued expenses...................................................       354,445        (89,241)
Accrued rent.......................................................       (26,455)       (19,043)
Deferred rent......................................................       (12,026)        (7,984)
                                                                      -----------    -----------
Net cash used in operating activities..............................    (3,071,375)      (783,744)
INVESTING ACTIVITIES
  Purchases of short-term investments..............................    (7,525,636)            --
  Maturities of short-term investments.............................     2,959,656             --
  Capital expenditures.............................................      (479,908)      (177,776)
  Additions to intangible assets...................................         5,100        (48,732)
                                                                      -----------    -----------
Net cash used in investing activities..............................    (5,040,788)      (226,508)
FINANCING ACTIVITIES
  Net proceeds from issuance of redeemable convertible Preferred
     Stock.........................................................            --        861,000
  Exercise of Common Stock options.................................        68,173         13,500
  Principal repayments on long-term debt...........................      (118,889)      (173,858)
                                                                      -----------    -----------
Net cash (used in) provided by financing activities................       (50,716)       700,642
                                                                      -----------    -----------
Net decrease in cash and cash equivalents..........................    (8,162,879)      (309,610)
Cash and cash equivalents at beginning of period...................    24,107,325      1,142,266
                                                                      -----------    -----------
Cash and cash equivalents at end of period.........................   $15,944,446    $   832,656
                                                                      ===========    ===========

                               DIGENE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The financial statements for the three month and six month periods ended December 31, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with Digene Corporation's (the "Company") Annual Report on Form 10-K for the year ended June 30, 1996, which includes financial statements and notes thereto for the years ended June 30, 1996, 1995, and 1994.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.  NET LOSS PER SHARE

     The Company's net loss per share calculations are based on the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission staff accounting bulletin No. 83, the Company included the effect of the convertible Preferred Stock, Common Stock, and warrants and options to purchase Common Stock in the weighted average shares outstanding for the three and six month periods ended December 31, 1995. However, for the three and six month periods ended December 31, 1996, the Company is required to calculate the weighted average shares outstanding pursuant to APB 15 and thus the net loss per share for the periods is not comparable. APB 15 requires that shares of Common Stock issuable upon the exercise of stock options and warrants or conversion of convertible Preferred Stock are included in the weighted average shares outstanding only if the effect of their inclusion is dilutive. The Company has not included such shares of Common Stock in its weighted average shares outstanding since the effect is anti-dilutive. If the Company had calculated the weighted average shares outstanding for the three months and six months ended December 31, 1995 in accordance with APB 15, the net loss per share would have been $1.51 and $2.98 per share, respectively, and the weighted average shares outstanding would have been 372,682 and 369,427, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Statements regarding Digene Corporation's (the "Company") expectations as to financial results and other aspects of its business set forth below or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, uncertainty of future profitability, uncertainty of market acceptance, dependence on a single product (its Hybrid Capture(TM) human papillomavirus ("HPV") test), limited sales and marketing experience, adequacy of third party reimbursement, competition, extent of government regulations, and the uncertainty regarding patents and proprietary rights and technological obsolescence.

RESULTS OF OPERATIONS

     Product sales increased to $1,962,000 and $3,819,000 for the three and six month periods ending December 31, 1996, respectively, from $1,387,000 and $2,869,000 for the corresponding periods of the prior year. The increase was due, primarily, to increased sales of the Company's Hybrid Capture(TM) products, partially offset by declines in revenues related to the discontinuance of the Company's radioactive DNA test in December 1995. Declines in equipment sales further contributed to the decline in the product sales for the six month period.

     Research and development contract revenues increased to $247,000 and $394,000 for the three and six month periods ending December 31, 1996, respectively, from $117,000 and $204,000 for the corresponding periods of the prior year. The increase was due primarily to new contracts.

     Cost of product sales increased to $772,000 and $1,549,000 for the three and six month periods ending December 31, 1996, respectively, from $635,000 and $1,433,000 for the corresponding periods of the prior year. Gross margin on product sales increased to 61% and 59% for the three and six month periods ended December 31, 1996, respectively, from 54% and 50% for the corresponding periods of the prior year. This increase was due primarily to increased overhead absorption, increased sales of higher-margin Hybrid Capture(TM) HPV DNA products, and decreased sales of lower-margin products, such as equipment.

     Research and development expenses increased to $985,000 and $1,735,000 for the three and six month periods ending December 31, 1996, respectively, from $594,000 and $1,109,000 for the corresponding periods of the prior year. The increase was due to increases in clinical trials activity, and to the hiring of additional research and development personnel and the related incidental expenses to support the Company's research and development plans to develop additional tests using the Hybrid Capture(TM) technology, and to improve the sensitivity and ease of use of that technology.

     Selling and marketing expenses increased to $1,060,000 and $1,856,000 for the three and six month periods ending December 31, 1996, respectively, from $443,000 and $823,000 for the corresponding periods of the prior year. The increase was due to substantial increases in sales and marketing programs, and to the hiring of additional selling and marketing personnel and related expenses to support the Company's revenue growth plans, as well as increased commissions and other selling costs directly related to the growth in product sales.

     General and administrative expenses increased to $937,000 and $1,760,000 for the three and six month periods ending December 31, 1996, respectively, from $333,000 and $615,000 for the corresponding periods of the prior year. The increase was due primarily to the hiring of additional administrative personnel and the related expenses to support the Company's requirements as a publicly traded company and to meet the revenue growth objectives of the Company. In addition, general and administrative expenses increased during the six month period as a result of the formation of Digene do Brasil, a majority-owned subsidiary.

     Amortization of intangible assets decreased to $8,000 and $16,000 for the three and six month periods ending December 31, 1996, respectively, from $111,000 and $178,000 for the corresponding periods of the prior year. The decrease was due primarily to certain intangible assets becoming fully amortized during the year.

     Interest income increased to $438,000 and $833,000 for the three and six month periods ending December 31, 1996, respectively, from $7,000 and $17,000 for the corresponding periods of the prior year. This increase was due primarily to the investment of substantially all of the net proceeds from the Company's initial public offering which was completed in May 1996.

     Interest expense decreased to $2,000 and $4,000 for the three and six month periods ended December 31, 1996, respectively, from $54,000 and $109,000 for the corresponding periods of the prior year. The decrease was due to the repayment of the notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated deficit of approximately $21,237,000 at December 31, 1996. The Company has funded its operations primarily through the sale of equity securities. The Company has experienced negative cash flows from operations of $3,071,000 and $784,000 for the six months ended December 31, 1996, and 1995, respectively.

     Capital expenditures increased to $480,000 for the six months ended December 31, 1996 from $178,000 for the same period in 1995, due primarily to the acquisition of additional laboratory and computer equipment.

     The Company does not have any bank financing arrangements. The Company's indebtedness consists of notes payable to former stockholders of the Company of $84,000 and notes related to leasehold improvements of $58,000.

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities and scale up its manufacturing. The Company expects that its existing capital resources will be adequate to fund the Company's operations through fiscal 1998. No assurances can be given that there will be no changes in the Company that would consume a significant amount of its available resources before that time. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its Hybrid Capture(TM) HPV test, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost and timing of manufacturing scale-up, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that the Company's existing capital resources and funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

11     Statement Re:  Computation of Per Share Loss
27     Financial Data Schedule

(B) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                    DIGENE CORPORATION

                                          --------------------------------------

Date: January 27, 1997                                  By: /s/ CHARLES M. FLEISCHMAN
                                               -----------------------------------------------
                                                            CHARLES M. FLEISCHMAN
                                                          EXECUTIVE VICE PRESIDENT,
                                                          CHIEF OPERATING OFFICER,
                                                           CHIEF FINANCIAL OFFICER
                                                        (PRINCIPAL FINANCIAL OFFICER)

Date: January 27, 1997                                   By: /s/ JOSEPH P. SLATTERY
                                               -----------------------------------------------
                                                             JOSEPH P. SLATTERY
                                                                 CONTROLLER
                                                       (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NO.                                    DESCRIPTION                                   PAGE
-----------    ---------------------------------------------------------------------------   ----
     11        Statement Re:  Computation of Per Share Loss...............................
     27        Financial Data Schedule....................................................