Form 10-Q
period 1997-03-31
DIGENE CORP
filed 1997-05-14
CIK 1011582

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from            to
                                   -----------   ---------

                         Commission file number 0-28194

                               DIGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                             52-1536128
   -----------------------------------------        --------------------------------------------------
        (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
         incorporation or organization)

      9000 VIRGINIA MANOR ROAD, SUITE 207
               BELTSVILLE, MARYLAND                                        20705
--------------------------------------------------                    --------------
   (Address of principal executive offices)                            (Zip Code)

    Registrant's telephone number, including area code (301) 470-6500
                                                       --------------


                                NOT APPLICABLE
                ----------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)


             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---  ---

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares outstanding as of
          Class                                              May 8, 1997
--------------------------------------                  --------------------
Common Stock, par value $.01 per share                       11,519,186

--------------------------------------------------------------------------------

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q


                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION:

      Item 1.     Financial Statements -

             Balance Sheets - March 31, 1997 and June 30, 1996                                        1

             Statements of Operations - Three months ended March 31, 1997 and 1996;
                 Nine months ended March 31, 1997 and 1996                                            2

             Statements of Cash Flows - Nine months ended March 31, 1997 and 1996                     3

             Notes to Financial Statements                                                            4

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               6

PART II.  OTHER INFORMATION:

      Item 6.     Exhibits and Reports on Form 8-K                                                   10

SIGNATURES                                                                                           11

EXHIBIT INDEX                                                                                        12

PART I.  FINANCIAL INFORMATION

                               DIGENE CORPORATION
                                 BALANCE SHEETS

                                                                         MARCH 31,               JUNE 30,
                                                                           1997                    1996
                                                                      ---------------        ---------------
                                                                                                  (NOTE)
                                ASSETS
 Current assets:
    Cash and cash equivalents                                         $    10,549,107        $    24,107,325
    Short-term investments                                                 11,544,674              4,467,978
    Accounts receivable, less allowance of approximately $61,000 at
       March 31, 1997 and June 30, 1996                                     3,212,216              1,626,046
    Inventories                                                             1,929,953              1,806,333
    Prepaid expenses and other current assets                                 205,671                299,435
                                                                      ---------------        ---------------

 Total current assets                                                      27,441,621             32,307,117

 Property and equipment, net                                                1,153,373                705,040
 Intangible assets, net                                                     2,439,705                 49,008
 Deposits                                                                     156,309                112,462
                                                                      ---------------        ---------------

 Total assets                                                         $    31,191,008        $    33,173,627
                                                                      ===============        ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                  $     1,470,809        $     2,124,682
    Accrued expenses                                                          980,621                456,354
    Current maturities of long-term debt                                    1,220,602                109,857
                                                                      ---------------        ---------------

 Total current liabilities                                                  3,672,032              2,690,893

 Long-term debt, less current maturities                                      835,325                151,532
 Accrued rent                                                                 111,760                149,907
 Deferred rent                                                                 43,653                 62,014

 Stockholders' equity:
    Common stock, $.01 par value, 50,000,000 shares authorized,
        11,516,525 and 11,303,705 shares issued and outstanding
        at March 31, 1997 and June 30, 1996, respectively                     115,165                113,037
    Additional paid-in capital                                             49,428,322             49,339,001
    Accumulated deficit                                                   (23,015,249)           (19,332,757)
                                                                      ---------------        ---------------

 Total stockholders' equity                                                26,528,238             30,119,281
                                                                      ---------------        ---------------

 Total liabilities and stockholders' equity                           $    31,191,008        $    33,173,627
                                                                      ===============        ===============




Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.

                               DIGENE CORPORATION
                            STATEMENTS OF OPERATIONS




                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                              MARCH 31,                                   MARCH 31,
                                                ------------------------------------         ------------------------------------
                                                      1997                 1996                    1997                  1996
                                                --------------        --------------         ---------------       --------------
 Revenues:
    Product sales                               $    2,418,339        $    1,595,728         $     6,237,029       $    4,464,394
    Research and development contracts                  99,536                89,278                 493,694              293,067
                                                --------------        --------------         ---------------       --------------

 Total revenues                                      2,517,875             1,685,006               6,730,723            4,757,461

 Costs and expenses:
    Cost of product sales                              884,712               699,840               2,433,498            2,132,762
    Research and development                         1,049,803               657,437               2,784,720            1,766,852
    Selling and marketing                            1,120,323               439,209               2,976,457            1,262,688
    General and administrative                       1,453,995               403,690               3,213,711            1,018,462
    Amortization of intangible assets                   91,440                81,888                 107,842              259,629
                                                --------------        --------------         ---------------       --------------

 Loss from operations                               (2,082,398)             (597,058)             (4,785,505)          (1,682,932)

 Other income (expense):
    Other income (expense)                             (37,532)               36,841                 (67,561)             115,232
    Interest income                                    373,879                 6,805               1,206,478               23,774
    Interest expense                                   (32,029)              (53,750)                (35,904)            (162,905)
                                                --------------        --------------         ---------------       --------------

 Net loss                                       $   (1,778,080)       $     (607,162)        $    (3,682,492)      $   (1,706,831)
                                                ==============        ==============         ===============       ==============

 Net loss per share                             $        (0.16)       $        (0.71)        $         (0.32)      $        (2.00)
                                                ==============        ==============         ===============       ==============

 Weighted average shares outstanding                11,418,954               856,343              11,346,234              852,602
                                                ==============        ==============         ===============       ==============

                               DIGENE CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                                  NINE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                        -----------------------------------
                                                                                               1997                1996
                                                                                        --------------       --------------
 OPERATING ACTIVITIES
    Net loss                                                                            $  (3,682,492)       $  (1,706,831)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment                                327,443              275,492
       Amortization of intangible assets                                                      107,842              259,629
       Changes in operating assets and liabilities:
          Accounts receivable                                                              (1,586,170)             (83,279)
          Inventories                                                                        (123,620)            (302,872)
          Prepaid expenses and other current assets                                            93,764              (10,136)
          Deposits                                                                            (43,847)               2,809
          Accounts payable                                                                   (653,873)             293,142
          Accrued expenses                                                                    524,267              109,799
          Accrued rent                                                                        (38,147)             (28,564)
          Deferred rent                                                                       (18,361)             (12,390)
                                                                                        --------------       --------------

 Net cash used in operating activities                                                     (5,093,194)          (1,203,201)

 INVESTING ACTIVITIES
    Purchases of short-term investments                                                   (11,035,962)              -
    Maturities of short-term investments                                                    3,959,266               -
    Capital expenditures                                                                     (775,776)            (222,766)
    Additions to intangible assets                                                         (2,498,539)             (93,379)
                                                                                        --------------       --------------

 Net cash used in investing activities                                                    (10,351,011)            (316,145)

 FINANCING ACTIVITIES
    Net proceeds from issuance of redeemable convertible Preferred Stock                       -                   948,000
    Net proceeds from exercise of Common Stock options                                         91,449               13,500
    Proceeds from notes payable                                                             3,330,351               -
    Principal repayments on long-term debt                                                 (1,535,813             (180,917)
                                                                                        --------------       --------------

 Net cash provided by financing activities                                                  1,885,987              780,583
                                                                                        --------------       --------------

 Net decrease in cash and cash equivalents                                                (13,558,218)            (738,763)
 Cash and cash equivalents at beginning of period                                          24,107,325            1,142,266
                                                                                        --------------       --------------

 Cash and cash equivalents at end of period                                             $  10,549,107        $     403,503
                                                                                        ==============       ==============

                               DIGENE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The financial statements for the three month and nine month periods ended March 31, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Annual Report on Form 10-K of Digene Corporation (the "Company") for the year ended June 30, 1996, which includes financial statements and notes thereto for the years ended June 30, 1996, 1995, and 1994.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.  NET LOSS PER SHARE

The Company's net loss per share calculations are based on the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission staff accounting bulletin No. 83, the Company included the effect of the convertible Preferred Stock, Common Stock, and warrants and options to purchase Common Stock in the weighted average shares outstanding for the three and nine month periods ended March 31, 1996. However, for the three and nine month periods ended March 31, 1997, the Company is required to calculate the weighted average shares outstanding pursuant to APB 15 and thus the net loss per share for the periods is not comparable. APB 15 requires that shares of Common Stock issuable upon the exercise of stock options and warrants or conversion of convertible Preferred Stock are included in the weighted average shares outstanding only if the effect of their inclusion is dilutive. The Company has not included such shares of Common Stock in its weighted average shares outstanding since the effect is anti-dilutive. If the Company had calculated the weighted average shares outstanding for the three months and nine months ended March 31, 1996 in accordance with APB 15, the net loss per share would have been $1.62 and $4.60 per share, respectively, and the weighted average shares outstanding would have been 374,775 and 371,034, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted in the Company's fiscal 1998 financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and nine month periods ended March 31, 1997 and 1996 is not expected to be material.

3.  SIGNIFICANT EVENTS

Effective February 1, 1997, the Company entered into two agreements (the "Agency Agreement" and the "Customer Transfer Agreement," collectively the "Agreements") with Murex Diagnostics Corporation, a distributor ("Murex"), to create a Digene-direct European sales operation for the Company's sexually transmitted disease business. Under the Agreements, the Company will begin selling its Hybrid Capture(R) human papillomavirus ("HPV") DNA test directly in Europe using Murex's distribution infrastructure. The Agreements provide for a transition period during which the administrative infrastructure will be agreed to and established. During this transition period, the Company is recording its transactions, for purposes of transfer of title, consistent with a prior distribution agreement (the "Distribution Agreement") with Murex, which Distribution Agreement remains in effect to cover the distribution of the Company's non-HPV products in areas outside the territory established by the Agreements. Prior to February 1, 1997, pursuant to the Distribution Agreement, Murex had been acting as the exclusive European distributor in designated non-US territories for the Company's HPV test and other of the Company's products. Under the Agreements, Murex will act as the exclusive agent for the Company in designated European and Eastern European countries (the "Territory") for a period of five years during which Murex will receive selling service fees and a percentage of the Company's HPV revenues in the Territory. In connection with the Agreements, the Company capitalized approximately $2.5 million for the acquisition of Murex's HPV business assets. The Company issued promissory notes in the aggregate amount of $1,702,750 and paid $1.0 million to Murex for the HPV business assets during the quarter ended March 31, 1997. The Company is amortizing the HPV business assets over five years, the term of the Agency Agreement. In addition, the Company agreed to pay set up costs, selling service fees and a percentage of Digene's HPV revenues in the Territory. Certain of these costs have been expensed as selling and general and administrative expenses in the three months ended March 31, 1997 and will continue to be expensed as such during the term of the Agency Agreement. All other Digene products (except the Company's HPV products) exclusively distributed by Murex in Europe and Eastern Europe will not be affected by the Agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS


Effective February 1, 1997, the Company entered into two agreements (the "Agency Agreement" and the "Customer Transfer Agreement," collectively the "Agreements") with Murex to create a Digene-direct European sales operation for the Company's sexually transmitted disease business. Under the Agreements, the Company will begin selling its Hybrid Capture HPV DNA test directly in Europe using Murex's distribution infrastructure. The Agreements provide for a transition period during which the administrative infrastructure will be agreed to and established. During this transition period, the Company is recording its transactions, for purposes of transfer of title, consistent with a prior distribution agreement (the "Distribution Agreement") with Murex, which Distribution Agreement remains in effect to cover the distribution of the Company's non-HPV products in areas outside the territory established by the Agreements. Prior to February 1, 1997, pursuant to the Distribution Agreement, Murex had been acting as the exclusive European distributor in designated non-US territories for the Company's HPV test and other of the Company's products. Under the Agreements, Murex will act as the exclusive agent for the Company in designated European and Eastern European countries (the "Territory") for a period of five years during which Murex will receive selling service fees and a percentage of the Company's HPV revenues in the Territory. In connection with the Agreements, the Company capitalized approximately $2.5 million for the acquisition of Murex's HPV business assets. The Company issued promissory notes in the aggregate amount of $1,702,750 and paid $1.0 million to Murex for the HPV business assets during the quarter ended March 31, 1997. The Company is amortizing the HPV business assets over five years, the term of the Agency Agreement. In addition, the Company agreed to pay set up costs, selling service fees and a percentage of Digene's HPV revenues in the Territory. Certain of these costs have been expensed as selling and general and administrative expenses in the three months ended March 31, 1997 and will continue to be expensed as such during the term of the Agency Agreement. All other Digene products (except the Company's HPV products) exclusively distributed by Murex in Europe and Eastern Europe will not be affected by the Agreements.

FORWARD LOOKING STATEMENTS

Statements regarding the Company's expectations as to financial results and other aspects of its business set forth below or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, uncertainty of future profitability, uncertainty of market acceptance, dependence on a single product (its Hybrid Capture HPV DNA test), limited sales and marketing experience, the creation of the Company's European direct sales operations, adequacy of third party reimbursement, competition, extent of government regulations, and the uncertainty regarding patents and proprietary rights and technological obsolescence.

RESULTS OF OPERATIONS

Product sales increased to $2,418,000 and $6,237,000 for the three and nine month periods ending March 31, 1997, respectively, from $1,596,000 and $4,464,000 for the corresponding periods of the prior year. The increase was due, primarily, to increased sales of the Company's Hybrid Capture products, partially offset by declines in revenues related to the discontinuance of the Company's radioactive DNA test in December 1995. Declines in equipment sales also partially offset the increase in the product sales for the nine month period.

Research and development contract revenues increased to $100,000 and $494,000 for the three and nine month periods ending March 31, 1997, respectively, from $89,000 and $293,000 for the corresponding periods of the prior year. The fiscal year-to-date increase was due primarily to new contracts.

Cost of product sales increased to $885,000 and $2,433,000 for the three and nine month periods ending March 31, 1997, respectively, from $700,000 and $2,133,000 for the corresponding periods of the prior year. Gross margin on product sales increased to 63% and 61% for the three and nine month periods ended March 31, 1997, respectively, from 56% and 52% for the corresponding periods of the prior year. This increase was due primarily to increases in unit pricing, overhead absorption, and sales of higher-margin Hybrid Capture HPV DNA products, and decreases in sales of lower-margin products, such as equipment.

Research and development expenses increased to $1,050,000 and $2,785,000 for the three and nine month periods ending March 31, 1997, respectively, from $657,000 and $1,767,000 for the corresponding periods of the prior year. The increase was due to increases in clinical trials activity, and to the hiring of additional research and development personnel and the related incidental expenses to support the Company's research and development efforts to develop additional tests using the Hybrid Capture technology, and to improve the sensitivity and ease of use of that technology.

Selling and marketing expenses increased to $1,120,000 and $2,976,000, or 46% and 48% of revenues from product sales, for the three and nine month periods ending March 31, 1997, respectively, from $439,000 and $1,263,000, or 28% and 28% of revenues from product sales, for the corresponding periods of the prior year. The increase was due to substantial increases in sales and marketing programs and to the hiring of additional selling and marketing personnel and related expenses to support the Company's revenue growth plans, as well as increased commissions and other selling costs directly related to the growth in product sales.

General and administrative expenses increased to $1,454,000 and $3,214,000, or 58% and 48% of total revenues, for the three and nine month periods ending March 31, 1997, respectively, from $404,000 and $1,018,000, or 24% and 21% of total revenues, for the corresponding periods of the prior year. The increase was due primarily to the recognition of set-up costs associated with the Company's expansion into the European market, as well as the hiring of additional administrative personnel and the related expenses to support the

Company's requirements as a publicly traded company and to meet the revenue growth objectives of the Company. In addition, general and administrative expenses increased during the nine month period as a result of the formation of Digene do Brasil, a majority-owned subsidiary.

Amortization of intangible assets increased to $91,000 and decreased to $108,000 for the three and nine month periods ending March 31, 1997, respectively, from $82,000 and $260,000 for the corresponding periods of the prior year. The increase during the three month period is attributable to amortization expense related to the acquisition of intangible business assets associated with the Company's expansion into the European market, partially offset by decreases related to intangible assets becoming fully amortized during the periods begin compared. The decrease during the nine month period is due to certain intangible assets becoming fully amortized during the periods being compared, partially offset by increases attributable to the amortization expense related to the acquisition of the aforementioned intangible European business assets.

Interest income increased to $374,000 and $1,206,000 for the three and nine month periods ending March 31, 1997, respectively, from $7,000 and $24,000 for the corresponding periods of the prior year. These increases were due primarily to the investment of substantially all of the net proceeds from the Company's initial public offering, which was completed in May, 1996.

Interest expense decreased to $32,000 and $36,000 for the three and nine month periods ended March 31, 1997, respectively, from $54,000 and $163,000 for the corresponding periods of the prior year. These decreases were due to the repayment of notes payable related to the acquisition of the Molecular Diagnostics Division of Life Technologies, Incorporated, consummated in 1990, partially offset by interest expense on notes payable related to the Company's expansion into the European market.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of approximately $23,015,000 at March 31, 1997. The Company has funded its operations primarily through the sale of equity securities. The Company experienced negative cash flows from operations of $5,093,000 and $1,203,000 for the nine months ended March 31, 1997, and 1996, respectively.

Capital expenditures increased to $776,000 for the nine months ended March 31, 1997 from $223,000 for the same period in 1996, due primarily to the acquisition of leasehold improvements and related furniture and equipment associated with the expansion of the Company's Beltsville, Maryland facility and to additional laboratory and computer equipment purchases.

The Company does not have any bank financing arrangements. The Company's indebtedness consists of notes payable in the principal amount of $1,920,000 related to its expansion into the European market, notes payable in the principal amount of $84,000 to former stockholders of the Company, and notes payable in the principal amount of $52,000 related to leasehold improvements.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities and scale up its manufacturing capabilities. The Company expects that its existing capital resources will be adequate to fund the Company's operations through fiscal 1998. No assurances can be given that there will be no changes in the Company that would consume a significant amount of its available resources before that time. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its Hybrid Capture HPV DNA test, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost and timing of manufacturing scale-up, the creation of the Company's direct European sales operations, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that the Company's existing capital resources and funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted in the Company's fiscal 1998 financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and nine month periods ended March 31, 1997 and 1996 is not expected to be material.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits



10.1 Agency and Sales Representation Agreement between the Company and Murex dated as of February 1, 1997

10.2 Customer Transfer Agreement between the Company and Murex dated as of February 1, 1997

10.3 First Amendment to the Distribution Agreement between the Company and Murex dated as of February 1, 1997

11       Statement Re: Computation of Per Share Loss

27       Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed the following Report on Form 8-K during the quarter ended March 31, 1997:

                     Date of Report                  Items Reported
                     --------------                  --------------
                    January 22, 1997                      5,7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DIGENE CORPORATION


Date:          May 14, 1997             By:  /s/  Charles M. Fleischman
     ---------------------------           ------------------------------------
                                                  Charles M. Fleischman
                                                Executive Vice President,
                                                 Chief Operating Officer,
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date:          May 14, 1997             By:  /s/  Joseph P. Slattery
     ---------------------------           ------------------------------------
                                                    Joseph P. Slattery
                                                       Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.     Description                                              Page
-----------     -----------                                              ----
    10.1       Agency and Sales Representation Agreement between the
               Company and Murex dated as of February 1, 1997

    10.2       Customer Transfer Agreement between the Company and
               Murex dated as of February 1, 1997

    10.3 First Amendment to the Distribution Agreement between the Company and Murex dated as of February 1, 1997

     11        Statement Re: Computation of Per Share Loss

     27        Financial Data Schedule