Form 10-K
period 1997-06-30
DIGENE CORP
filed 1997-09-29
CIK 1011582

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
    (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

    Commission file number 0-28194

                               DIGENE CORPORATION
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      52-1536128
   ------------------------------           -----------------------------------
   State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization

           9000 Virginia Manor Road
             Beltsville, Maryland                           20705
     ------------------------------------                ------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (301) 470-6500
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                               ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                                                            --------------------------------------
                                                                       (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Based upon the last sale price of the registrant's Common Stock on September 24, 1997, the aggregate market value of the 6,561,058 outstanding shares of voting stock held by non-affiliates of the registrant was $88,574,283.

           As of September 24, 1997, 11,590,361 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the following documents are incorporated by reference in this Report on Form 10-K:

           1) The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     The Company develops, manufactures and markets proprietary DNA and RNA tests for the detection, screening and monitoring of human diseases. The Company's lead product, the Hybrid Capture HPV Test, is the only FDA-approved test for the detection of human papillomavirus ("HPV"), the cause of essentially all cervical cancer. In addition, Digene has developed and launched tests internationally for the detection and viral load monitoring of major blood viruses, including human immunodeficiency virus ("HIV"), cytomegalovirus ("CMV") and hepatitis B virus ("HBV"), and tests for the detection of two of the most common sexually transmitted diseases ("STDs"), chlamydia trachomatis ("chlamydia") and neisseria gonorrhea ("gonorrhea"). The Company's products are designed to improve clinical outcomes and reduce the overall cost of disease management. The Company believes its Hybrid Capture technology, the basis for its DNA and RNA tests, represents a significant improvement over existing technologies because of its sensitivity, speed, ease-of-use, accuracy and ability to measure viral load.

BACKGROUND: WOMEN'S HEALTH AND BLOOD VIRUSES

WOMEN'S HEALTH

     The Company has initially focused on two major women's health issues, cervical cancer and sexually transmitted diseases. Cervical cancer is the second most common cancer among women worldwide. Although the Pap smear has successfully reduced deaths caused by cervical cancer in the United States, it does not detect HPV, which is the cause of essentially all cervical cancer. In addition, the Pap smear is a subjective, labor intensive test that has limited sensitivity and diagnostic accuracy leading to equivocal test results and false negative diagnoses, resulting in significant costs to the healthcare system due to over-treatment or under-diagnosis.

     Sexually transmitted diseases, in addition to HPV, are also a serious health problem, with more than 300 million new cases worldwide each year. Women are five times more likely than men to have a sexually transmitted disease. Although treatments are available for most sexually transmitted diseases, many cases remain undiagnosed. If undetected and left untreated in women, STDs, such as chlamydia and gonorrhea, have potentially serious and costly consequences, including infertility and pelvic inflammatory disease.

Cervical Cancer

     Cervical cancer is the second most common cancer among women worldwide, with approximately 440,000 new cases reported annually. If detected in the precancerous stage, virtually all cases of cervical cancer are preventable. The treatment of cervical cancer after it reaches the invasive stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. These treatments are expensive and often unsuccessful. The United States has a relatively low incidence of cervical cancer due to widespread use of cervical cancer screening and significant expenditures on screening infrastructure, which includes sophisticated laboratory facilities and highly trained cytotechnologists, and extensive regulatory oversight. Outside the United States, limited resources and underdeveloped or non-standardized testing infrastructure often lead to under-diagnosis of cervical disease, resulting in a significantly higher incidence of cervical cancer.

  HPV Infection and Cervical Cancer

     According to the National Institutes of Health ("NIH"), HPV is the cause of essentially all cervical cancer. Recent studies have demonstrated that at least 93% of cervical cancers and high-grade cervical lesions contain one or more cancer-causing types of HPV. Moreover, a recent prospective study conducted by the National Cancer Institute ("NCI") on 21,000 women with a history of normal Pap smears found that approximately 80% of those who tested positive for cancer-causing types of HPV developed clinically significant cervical lesions within four years.

  Pap Smear Testing

     To enable the early detection of cervical cancer, gynecologists typically recommend annual screening examinations. The standard screening method in the United States and in other major industrialized countries is the Pap smear test, in which a sample of cervical cells is examined under a microscope. Pap smears have been the principal means of cervical cancer screening in the United States since the 1940s. More than 50 million Pap smears are performed annually in the United States, and the Company believes that approximately 100 million are performed annually in the rest of the world. Each Pap smear is classified according to the Bethesda System for Reporting Cervical/Vaginal Cytologic Diagnoses into one of five categories: (1) Negative; (2) Atypical Squamous Cells of Undetermined Significance ("ASCUS"); (3) Low Grade Squamous Intraepithelial Lesions ("LSIL"); (4) High Grade Squamous Intraepithelial Lesions ("HSIL"); and
(5) Carcinoma. For purposes of this Prospectus, negative Pap smear results are referred to as "normal;" ASCUS, as "equivocal;" and LSIL, HSIL and Carcinoma, as "abnormal." An equivocal classification is given to Pap smear results that cannot be definitely classified as either normal or abnormal. The estimated percentage of Pap smears classified in each category annually is shown below.

               CLASSIFICATION OF PAP SMEARS IN THE UNITED STATES

                             TOTAL PAP SMEARS:
                                50 MILLION

NORMAL PAP SMEARS:          EQUIVOCAL PAP SMEARS:       ABNORMAL PAP SMEARS:
  45 MILLION                   3.5 MILLION                 1.5 MILLION
      90%                          7%                          3%

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

  Problems With the Pap Smear

     Although the Pap smear has been successful in reducing deaths due to cervical cancer in the United States, Pap smears have significant limitations, including the following:

     Equivocal Pap Smears Lead to Unnecessary, Costly Intervention. Each year in the United States, approximately 3.5 million Pap smears are classified as equivocal. It is estimated that 65% to 75% of women with equivocal Pap smears do not have cervical disease. However, women with equivocal Pap smears often undergo colposcopy and biopsy. These invasive procedures cost approximately $300 and $100, respectively, and may result in significant physical and emotional stress.

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

     False Negative Diagnoses. Pap smears fail to identify cervical disease in a significant number of women. The sensitivity of Pap smears is estimated to be 60% to 80%. As a result, 20% to 40% of cervical disease is not detected by Pap smear testing. False negatives may result in delayed treatment for cervical lesions and in the failure to detect cervical cancer at an early stage. Delays in treatment may also allow the disease to progress further, thereby increasing the need for invasive and costly treatments, and reducing the efficacy of available therapies and the likelihood of patient survival. False negative diagnoses present a particular health risk for women who do not undergo routine Pap smear testing at recommended time intervals.

     Pap Smears Have Limited Predictive Value. The Pap smear is not designed, and is unable, to detect the presence of HPV, the cause of essentially all cervical cancer. Consequently, Pap smears do not allow the clinician to identify women with no overt signs of cervical disease but who are infected with cancer-causing types of HPV and are therefore likely to develop cervical cancer or advanced cervical lesions in the future.

     Limited Availability of Pap Smear Screening. In many countries, Pap smears are not widely used or are unavailable. Extensive cervical disease screening programs using the Pap smear require large numbers of cytotechnologists and sophisticated laboratory procedures. Properly trained cytotechnologists and adequate laboratory facilities are often unavailable in developing countries. As a result, there is a substantially higher incidence of cervical cancer outside the United States.

Chlamydia and Gonorrhea

     Chlamydia is the most common sexually transmitted disease in the United States, and is a major health problem worldwide, with approximately 89 million new cases annually. Genital chlamydia infection, if left untreated, has serious potential consequences, such as infertility, ectopic pregnancy, cervicitis, and pelvic inflammatory disease. Gonorrhea, which affects approximately 62 million people worldwide each year, is the second most common sexually transmitted disease in the United States and, if left untreated, may result in severe genital complications in both women and men. If properly detected, both chlamydia and gonorrhea are easily treatable with low cost antibiotic therapy. However, routine and broad based screening for chlamydia and gonorrhea has been limited by the insufficient sensitivity of some culture methods, the invasive and cumbersome specimen collection methods frequently employed and the time and cost associated with performing these tests.

BLOOD VIRUSES AND VIRAL LOAD MONITORING

     Blood viruses, such as HIV, CMV and HBV, are leading causes of morbidity and death, and until recently, were untreatable. Early, accurate and ongoing detection of blood viruses and monitoring of viral load is essential for effective patient management. Over the last several years, antiviral therapies have been developed to treat these diseases. To maximize the efficacy of these expensive and toxic therapies, physicians rely on viral load monitoring to quantify the amount of virus present in the patient's system. By precisely measuring viral load and identifying non-responders early in their treatment, physicians are able to better tailor antiviral therapies by more precisely monitoring responses to different therapies, recognizing when a patient develops drug resistance and projecting how quickly the infection will progress to chronic disease.

  Human Immunodeficiency Virus

     Development of antiviral therapies for HIV is an area of intense research and development. The availability of numerous potent drugs to inhibit HIV replication has permitted the design of therapeutic strategies involving combinations of antiviral drugs that may accomplish prolonged suppression of HIV in patients to undetectable levels. However, the Company believes that approximately 25% of these patients have exhibited some level of resistance to these antiviral drugs, thereby necessitating continual re-evaluation of the efficacy of the combination therapy. Measurement of viral load has been demonstrated to be a powerful predictor of the efficacy of potential therapeutic agents, as well as an important indicator of an individual's risk of progressing to AIDS and death. Recent NIH treatment guidelines for AIDS patients recommend the measurement of HIV viral load at the time of diagnosis and at least every three to four months thereafter.

     Currently, there is only one FDA approved test capable of detecting HIV RNA viral load. However, clinical reference laboratories frequently rely on internally developed HIV tests or commercially produced tests designed for research purposes to measure HIV viral load. The Company believes that the currently available HIV tests are technically complex to perform, and as a result, may produce unreliable or irreproducible results. Additionally, these tests are unable to detect certain important subtypes of the HIV virus, resulting in false negative diagnoses.

  Cytomegalovirus

     CMV is a systemic infection that causes complications in several sites in the body, including the retina, gastrointestinal tract, lungs, liver and central nervous system. CMV is the most common viral opportunistic infection in transplant patients and AIDS patients, with approximately 60% and 95% of patients being infected, respectively. An estimated $1 billion is spent annually in the United States on the prevention and treatment of CMV-related diseases. The drugs available to treat CMV infection are both toxic and expensive, and ideally, should be administered only when active CMV infection has been confirmed.

     While tests exist to detect the presence of CMV, these tests suffer from significant limitations. Conventional tissue culture tests have a low level of sensitivity, can require up to 28 days to produce results and are labor intensive. Rapid culture tests can provide results within one or two days, but have a low level of sensitivity. In addition, culture-based tests often provide inaccurate results when used to monitor patients being treated with CMV antiviral therapies. Although antigen tests can detect active CMV infection and are highly sensitive, they are technically complex and labor intensive and have limited reliability. Antibody tests, which are currently used to detect viruses such as HIV, are of limited utility in detecting CMV since most healthy adults have antibodies against CMV. Additionally, current tests do not provide viral load quantification, and therefore, have limited effectiveness in monitoring CMV infection.

  Hepatitis B Virus

     HBV is the fifth most common cause of death from disease worldwide, causing an estimated one million deaths annually, and is the second most common chronic infectious disease worldwide. The World Health Organization estimates that more than two billion people are infected with HBV, including an estimated 300 million people chronically infected. HBV is 100 times more contagious than the HIV virus and is transmitted through blood transfusions, contaminated needles, sexual contact and vertical transmission (from mother to child). Currently, the only approved drug for the treatment of HBV is alpha interferon, which is only effective in approximately 25% to 40% of infected patients. However, new therapies are being developed, including several nucleoside analogues, such a lamivudine and famciclovir, which have demonstrated great promise for the treatment of patients with chronic HBV infection. HBV viral load monitoring is required to measure the efficacy of HBV antiviral therapy and to identify the onset of drug resistance.

     Antigen tests have significant limitations in the diagnosis of HBV infection and the monitoring of HBV therapeutic response. Since antigen tests can only detect HBV antigens, they are not capable of measuring viral load and cannot adequately monitor therapeutic response. In addition, certain mutant strains of HBV do not produce antigens and therefore cannot be detected by antigen tests, resulting in false negative diagnoses.

     Currently available HBV DNA tests lack the sensitivity and range of quantification necessary for use with the new therapeutic approaches under development. These tests are adequate for monitoring alpha interferon therapy, but because their sensitivity is limited (typically not less than 50,000 viral genome copies per milliliter), they cannot be used to confirm the complete suppression of HBV virus in serum. As with current HIV treatment guidelines, the new HBV therapeutic approaches are designed to eliminate the HBV virus from a patient's blood. Consequently, new tests are required to measure viral load over a very broad range.

THE DIGENE SOLUTION

     Digene develops, manufactures and markets proprietary DNA and RNA tests, based on its Hybrid Capture technology, for the detection, screening and monitoring of HPV, STDs including chlamydia and gonorrhea, and blood viruses including HIV, CMV and HBV. The Company's products are designed to improve clinical outcomes by providing more rapid, accurate and objective detection of disease and reduce the overall cost of disease management. The Company believes its Hybrid Capture technology is a significant improvement over existing technologies because of its sensitivity, speed, ease of use, accuracy and ability to quantify viral load. In addition, the Company believes its tests can be reliably used without the necessity of sophisticated technology or highly trained lab technicians.

  Women's Health

     Digene manufactures and markets the only FDA-approved test for the detection of cancer-causing types of HPV. The Company's HPV Test allows physicians to identify women who are most at risk of having or developing cervical disease and cervical cancer. Digene's HPV Test has been approved by the FDA for the follow-up screening of women with equivocal Pap smears and is being marketed in selected European and South American countries as a primary screen either in conjunction with or separate from the Pap smear. The Company is also developing its Chlamydia and Gonorrhea Tests to deliver superior sensitivity compared to traditional culture methods and the Company believes such tests are well suited for use in moderate to high volume laboratory environments. In addition, the Company's Chlamydia and Gonorrhea Tests can be performed using the same sample obtained for HPV detection. The Company believes that the key benefits provided by its Hybrid Capture technology for the detection, screening and monitoring of HPV and STDs include the following:

     Enables Cost-Effective Follow-up Screening of Equivocal Pap
Smears. Digene's HPV Test enables clinicians to, in effect, classify equivocal Pap smears as either normal or abnormal. The Company's test detects the presence of cancer-causing types of HPV, thereby allowing the clinician to identify women who are most at risk of having or developing cervical disease and cervical cancer. The Company believes that the use of its HPV Test for the follow-up screening of women with equivocal Pap smears will improve the ability to accurately screen for cervical cancer and reduce the need for costly and invasive follow-up procedures, such as colposcopy and biopsy.

     Under Digene's recommended follow-up protocol, women with equivocal Pap smears undergo the Company's HPV Test to determine the presence of cancer-causing HPV types. Only those patients testing positive for cancer-causing types of HPV undergo colposcopy and biopsy, while those testing negative require no immediate follow-up beyond routine Pap smear testing. The Company's HPV Test may be performed with clinical samples taken at the same time as the Pap smear, thus eliminating the need for a return visit to the physician's office. The following diagram outlines the use of the Company's HPV Test for the follow-up screening of women with equivocal Pap smears.

          FOLLOW-UP SCREENING OF EQUIVOCAL PAP SMEARS WITH HPV TESTING

                             TOTAL PAP SMEARS:

NORMAL PAP SMEARS:          EQUIVOCAL PAP SMEARS:        ABNORMAL PAP SMEARS:
      90%                            7%                           3%

                             HYBRID CAPTURE HPV
                                    TEST

HPV NEGATIVE: REPEAT PAP                                HPV POSITIVE: PROCEED TO
   SMEAR IN 6 MONTHS                                   COLPOSCOPY/BIOPSY/ABLATION

     Provides Accurate, Easily Interpreted Results. Clinical studies conducted by the Company indicate that the Company's HPV Test is highly sensitive for the detection of cervical disease. Such clinical studies indicate that Digene's HPV Test is capable of detecting cervical disease in up to 92% of the cases in which cervical disease is present. This represents a significant improvement over the Pap smear's estimated sensitivity of 60% to 80%. The results generated by the Company's HPV Test are objective, providing a clear determination of the presence of cancer-causing types of HPV, thereby reducing the need for highly trained cytotechnologists.

     Reduces Likelihood of False Negatives. The high level of sensitivity of the Company's HPV Test should increase the possibility that precancerous cervical lesions will be detected. Studies indicate that when used in conjunction with Pap smear testing, the Company's HPV Test can detect 95% to 100% of high grade lesions and virtually all instances of cervical cancer. The Company believes that by reducing the number of false negatives, many cases of precancerous cervical disease will be detected at earlier stages, when therapies are more effective and survival rates are higher.

     Predicts Development of Disease. The Company believes that testing for the presence of cancer-causing types of HPV has considerable predictive value. In one study, approximately 80% of women with a history of normal Pap smears who tested positive for cancer-causing types of HPV developed clinically significant cervical lesions within four years.

     Reducing Laboratory Costs by Linking STD Testing to HPV Detection. Digene believes that the ability to test for chlamydia and gonorrhea from the same patient sample used for Digene's HPV tests will provide a marketing advantage by reducing laboratory costs and providing greater convenience to physicians and patients. The Chlamydia and Gonorrhea Tests are designed to deliver superior sensitivity as compared to traditional culture methods. Preliminary results of clinical studies on women indicate that Digene's Chlamydia Test is capable of detecting chlamydia in up to 97% of the cases in which the disease is present, while the Gonorrhea Test is capable of detecting gonorrhea in up to 91% of the cases in which it is present. Since these tests are based on a 96-well microtiter plate format, the Company believes they are ideally suited for moderate to high volume testing. Additionally, unlike traditional culture-based tests, the Chlamydia and Gonorrhea Tests can be performed using urine samples.

  Blood Viruses

     The Company is currently developing Hybrid Capture tests for HIV, CMV and HBV. The Company's tests for these blood viruses are designed to provide highly sensitive, accurate, reproducible and reliable viral detection and viral load measurement. Similar to its tests for detection of HPV and STDs, the Company's blood virus tests are easier to use than current tests and do not require expensive or sophisticated laboratory equipment or highly trained lab technicians to generate timely and reliable results.

     Digene's Hybrid Capture blood virus tests have been designed to provide highly sensitive, accurate, reproducible and reliable measurement of viral load and enable physicians to monitor infection levels on an ongoing basis. As a result, the Company believes that physicians using the Company's tests will be able to make more informed treatment decisions regarding the timing and effectiveness of antiviral therapy for the treatment of HIV, CMV and HBV. The Company believes that the major benefits provided by its blood virus tests include the following:

     Improved HIV Detection and Monitoring. Based on preliminary tests conducted by an independent third party, the Company believes that its HIV Test is a significant improvement over currently available tests because of its sensitivity, rapid processing time, improved accuracy and ability to quantify viral load. In addition, currently available HIV RNA tests are unable to detect certain important subtypes of the HIV virus. Consequently, current HIV viral load tests may produce false negative diagnoses, which can result in infected patients remaining untreated. The Company's HIV Test can detect 92% of the HIV genome, which allows accurate detection of critical subtypes of HIV. As a result, the Company believes that its HIV Test will reduce the number of false negative diagnoses and allow earlier detection of the virus, thereby allowing antiviral therapy to be initiated at an earlier stage.

     Confirmation of Active CMV Infection. The Company believes that its CMV Test can accurately measure and differentiate active from latent CMV infection in transplant, AIDS and other immunocompromised patients. In clinical trials, the Hybrid Capture CMV Test accurately detected CMV infection in 94% of the cases in which it was present. The Company believes that its test will improve patient management by ensuring that costly and toxic CMV therapies are only administered when active CMV infection is confirmed.

     Accurately Measure the Effectiveness of HBV Antiviral Therapies. The Company has designed its HBV Test to measure the effectiveness of new nucleoside analogue therapies. The Company's test is capable of measuring viral load across a broad range of HBV levels, from approximately seven thousand to one billion viral genome copies per milliliter. The Company believes that its test is more sensitive than currently available antigen tests and will therefore reduce the number of false negative results, resulting in a significant improvement in the standard of care.

PRODUCTS

     Digene's Hybrid Capture technology, which is the basis for all of the Company's DNA and RNA tests, is a rapid, accurate, easy-to-use, sensitive technology which can be used with standard laboratory equipment. The Company believes that its Hybrid Capture technology is a significant improvement over other detection technologies because of its sensitivity, speed, ease-of-use, improved accuracy and ability to quantify viral load. The Company has developed two versions of its Hybrid Capture technology, Hybrid Capture I ("HC I") and Hybrid Capture II ("HC II"). HC I, the Company's first generation detection technology, tests samples individually in polystyrene tubes. HC II uses a 96-well microtiter plate format which permits simultaneous screening of multiple samples from a single plate and is designed to be more efficient, less expensive and easier to use than HC I.

     The Company is using its Hybrid Capture technology to develop and commercialize a wide range of DNA and RNA tests for the detection, screening and monitoring of HPV, STDs including chlamydia and gonorrhea, and blood viruses such as HIV, CMV and HBV. The following table summarizes the status of the Company's DNA and RNA tests:

                                               STATUS(1)
                     --------------------------------------------------------------      POTENTIAL
                                                                OUTSIDE                  WORLDWIDE
      TARGET                 UNITED STATES                   UNITED STATES                MARKET
-------------------  ------------------------------  ------------------------------  -----------------
Human                HPV HC I Test approved for      HPV HC I Test marketed for      10 million(2)
  Papillomavirus     follow-up screening of women    screening of women in
                     with equivocal Pap smears       conjunction with Pap smear
                     HPV HC I Test approved for
                     testing with Cytyc's sample
                     collection system
                     PMA supplement for HPV HC II    HPV HC II Test marketed for     150 million(2)
                     Test for follow-up screening    primary screening of women
                     of women with equivocal Pap
                     smears expected to be
                     submitted in 1997

Chlamydia and        510(k) notification for         Launched in August 1997         89 million(3)
  Gonorrhea          Chlamydia and Gonorrhea HC II                                   (Chlamydia) 62
                     Tests expected to be submitted                                  million(3)
                     in 1998                                                         (Gonorrhea)

Human                Expect to begin clinical        Launched in July 1997           21 million(4)
  Immunodeficiency   trials in 1998 on HIV HC II
  Virus              Test

Cytomegalovirus      510(k) notification expected    Launched in March 1997          1 million(6)
                     to be submitted in late 1997
                     for CMV HC I Test(5)

Hepatitis B Virus    HBV HC I Test available for     HBV HC I Test marketed and      300 million(7)
                     research use only               distributed
                                                     Launch of HBV HC II Test
                                                     expected in 1998

   ---------------------
   (1) As described herein, certain of the Company's products have not received marketing approvals from the FDA or certain foreign authorities. There can be no assurance that any such products will receive such approvals on a timely basis, if at all. See "Risk Factors -- Government Regulation."

   (2) 10 million and 150 million are estimates of the total number of equivocal Pap smears diagnosed annually and the total number of Pap smears performed annually, respectively.

   (3) Represents estimated number of new cases worldwide on an annual basis.

   (4) Represents estimated number of cases worldwide.

   (5) 510(k) notification withdrawn in July 1997. The Company is currently compiling additional data and expects to submit another 510(k) notification in late 1997.

   (6) Represents estimated number of cases worldwide of active CMV infection.

   (7) Represents estimated number of cases worldwide of chronic HBV infection.

  Digene HPV Test

     Digene manufactures and markets the only test approved by the FDA to detect cancer-causing types of HPV. Clinical studies indicate that the Company's HPV HC I Test, utilizing 14 HPV types, is capable of detecting cervical disease in up to 92% of the cases in which cervical disease is present. The Company's HPV HC II Test utilizes DNA sequences for 18 HPV types. Preliminary studies indicate that the HPV HC II Test is capable of detecting cervical disease in up to 95% of those cases in which cervical disease is present.

     Currently, the Company's HPV HC I Test is being marketed and distributed in the United States for the follow-up screening of women with equivocal Pap smears. The Company expects to submit a PMA supplement to the FDA for its HPV HC II Test in 1997. In March 1997, the Company launched its HPV HC II Test internationally where it is being marketed for the primary screening of women either in conjunction with or separate from the Pap smear.

  Digene Chlamydia and Gonorrhea Tests

     The Company is developing its HC II Chlamydia and Gonorrhea Tests to provide clinicians with accurate, timely and non-invasive means of diagnosing these STDs. The Digene Chlamydia and Gonorrhea Tests can be run either together or individually. In addition, these tests are the only STD tests which can be run from the same patient sample as the HPV HC II Test, thereby reducing the number of specimens collected and lowering overall costs associated with disease management. The tests detect the presence of chlamydia and gonorrhea in women through samples taken with cervical swabs, as well as in men through the collection of urine samples. Preliminary clinical studies on women have indicated that Digene's Chlamydia Test is capable of detecting chlamydia in up to 97% of the cases in which the disease is present, and the Gonorrhea Test is capable of detecting gonorrhea in up to 91% of the cases in which it is present. The Company intends to submit 510(k) notifications for its Chlamydia and Gonorrhea Tests to the FDA in 1998 and launched the tests outside the United States in August 1997.

  Digene HIV Test

     Digene is currently developing its HIV HC II Test for HIV detection, screening and monitoring. The HIV HC II Test was shown in an independent preliminary study conducted by the Ministry of Health of the Republic of Mexico to provide highly sensitive, accurate, reproducible and reliable measurements of HIV viral load. In the preliminary study, the test was also shown to be easy to perform in an independent laboratory setting. The Company's HIV HC II Test is the only test which can detect 92% of the HIV genome, which allows accurate detection of critical subtypes of HIV. In conjunction with its marketing relationship with Murex, Digene's HIV Test is expected to be the first HIV RNA test to be available in combination with HIV drug resistance monitoring, CMV DNA, and traditional HIV serology tests. Clinical studies in the United States relating to the HIV HC II Test are expected to begin in 1998. The Company launched the HIV HC II Test internationally in July 1997.

  Digene CMV Test

     Digene's CMV HC I Test delivers both qualitative and quantitative viral load information to accurately differentiate active from latent CMV infection for AIDS, transplant and other immunocompromised patients. The Company plans to market its CMV HC I Test to (i) AIDS patients at risk of CMV end organ disease who would benefit from preemptive therapy, (ii) select transplant patients with active CMV infection needing protective therapy, and (iii) patients receiving CMV antiviral therapy. The Company expects to market its CMV and HIV Tests together for the management of patients with HIV/AIDS.

     Digene conducted clinical trials of its CMV HC I Test at The Mayo Clinic, The Cleveland Clinic and the UCLA Medical Center. The preliminary results of these trials indicated that the CMV HC I Test detected active CMV infection in 94% of the cases in which it was present. Based on these results the Company submitted a 510(k) notification to the FDA in January 1997. The 510(k) notification was subsequently withdrawn in July 1997 and the Company is currently compiling additional data and expects to re-file a 510(k) notification in 1997. The Company has marketed its CMV HC I Test outside the United States since March 1997.

  Digene HBV Test

     Digene is developing its HBV HC II Test for improved detection, screening and monitoring of patients with HBV infection. The test is expected to detect viral levels across a broad range of HBV genomes. Preliminary studies indicate that the Company's HBV DNA Test can detect approximately seven thousand to one billion viral genome copies per milliliter. The Company believes the HBV HC II Test will be effective for determining disease prognosis as well as optimizing the efficacy of the antiviral therapy by monitoring viral load. In addition, the HBV HC II Test is designed to replace antigen-based monitoring methods because it is able to detect patients who have HBV infection but do not have HBV antigens. The HBV HC I Test is currently marketed and distributed outside the United States and the Company expects to launch its HBV HC II Test outside the United States in 1998.

SALES AND MARKETING

     The Company's sales and marketing strategy is to achieve broad market acceptance of its Hybrid Capture technology in the areas of women's health and blood virus detection, screening and monitoring. The Company sells its products, either directly or through distributors, to more than 500 customers worldwide.

  United States Market

     The Company currently markets its products in the United States to substantially all major clinical reference and hospital laboratories through a direct sales force supported by technical and customer service representatives. The Company expects to increase its 10 person sales force to approximately 20 persons by 1999.

     The Company believes that adoption of its HPV tests by managed care providers is essential for rapidly achieving broad based acceptance. Accordingly, the Company is working with Kaiser Permanente on a study involving 46,000 women which the Company believes will demonstrate the clinical utility and cost-effectiveness of the Company's HPV tests in a managed care setting. Preliminary findings of the Kaiser Permanente study indicate that the Company's HPV HC II Test based on its HC II technology identified 90% of women with high-grade cervical disease from a population of patients with equivocal Pap smears. The preliminary results further indicate that, for those healthcare providers who would otherwise refer all patients with equivocal Pap smears for colposcopy, use of the Company's HPV HC II Test could reduce the referral rate for colposcopy of such patients by up to 61%. This reduction could eliminate laboratory tests and doctors office procedures and significantly decrease costs associated with cervical cancer screening. The Company intends to market this data and its relationship with Kaiser Permanente to other managed care providers.

     The Company intends to market its products through joint marketing programs with clinical reference laboratories and through co-marketing arrangements with other strategic partners. For example, the Company is currently marketing its HPV Test together with Cytyc Corporation's ThinPrep Pap Test, a sample preparation system which allows for the automated preparation of cervical cell specimens. The collaboration with Cytyc is designed to provide physicians with a cost-effective and practical procedure for better management of those patients with equivocal Pap smears. The new single sample approach, approved by the FDA in September 1997, enables the use of the Digene HPV Test with the Cytyc ThinPrep Pap Test to eliminate the need for a return office visit to collect a second sample for HPV DNA testing.

     Revenues from product sales in the United States were $2,689,000, $2,948,000 and $3,882,000 in fiscal 1995, 1996 and 1997, respectively.

  International Markets

     In Europe, the Company's women's health products are marketed primarily through a direct European sales force that Digene has established using the sales and marketing infrastructure of Murex. Murex also serves as the European, Middle Eastern and African distributor of the Company's blood virus products. In Asia and South America, the Company's products are sold through a network of distributors. In Brazil, the Company's products are sold through the Company's majority owned subsidiary, Digene do Brazil LTDA. See "-- Distribution Arrangements" for information regarding the Company's relationship with Murex.

     The Company expects to tailor its marketing efforts and healthcare educational campaigns to the circumstances of each country to encourage physicians, local authorities and industry opinion leaders to accept the Company's women's health and blood virus products. In particular, the Company is working closely with

EUROGIN (the European Research Organization on Genital Infection and Neoplasia), the Imperial Cancer Research Foundation of the United Kingdom and other leading research groups to accelerate the implementation of HPV testing.

     Revenues from export sales were $3,295,000, $3,759,000 and $5,979,000 in fiscal 1995, 1996 and 1997, respectively.

RESEARCH AND DEVELOPMENT

     The Company's principal research and development programs relate to further improving the sensitivity, ease of interpretation and improved productivity of its Hybrid Capture technology. In an effort to simplify and shorten test processing, the Company has developed HC II, based on a 96-well microtiter plate format, as a replacement for HC I, based on individual tubes. In addition, the Company intends to develop a fully automated next generation Hybrid Capture III delivery platform to incorporate direct DNA and RNA detection technologies. The Company is also developing a proprietary target amplification system to couple with the Hybrid Capture technology that may permit enhanced clinical sensitivity for detecting particular viruses and bacteria.

     At June 30, 1997, the Company had 43 employees engaged in research and development. Company-sponsored research and development expenditures in fiscal 1995, 1996 and 1997 were approximately $1,107,000, $2,048,000 and $3,719,000, respectively. In addition to Company-sponsored research and development, the Company performs research and development through contracts with third parties, such as Murex.

MANUFACTURING

     Manufacturing of the Company's products involves the combination of more than 200 biological reagents, inorganic and organic reagents and kit components (such as vials and packaging material) into finished test kits. Biological reagents include DNA and RNA probes, antibodies and detection reagents. These reagents are manufactured in the Company's manufacturing facility in Beltsville, Maryland. Kit components, inorganic and organic reagents and other reagents and materials that are classified as low-complexity components are generally purchased from outside vendors and processed into finished reagents and test products. The Company has established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, the Company's products are manufactured in accordance with Quality Systems Regulations ("QSRegs"). In late 1997, the Company plans to initiate either the lease and build-out of a new facility or the expansion of its existing facilities for manufacturing purposes. See "Risk Factors -- Limited Manufacturing Experience; Uncertainties Regarding Manufacturing and Operations Scale-up" for a discussion of those risks involved in the integration of the Company's operations into a new facility.

COMPETITION

     The medical diagnostics and biotechnology industries are subject to intense competition. The Company's competitors in the United States and abroad for DNA and RNA diagnostic probes include Roche Diagnostic Systems, Abbott Laboratories, Chiron Corporation and Gen-Probe Incorporated. Other companies, including large pharmaceutical and biotechnology companies, may enter the market for DNA and RNA probe diagnostics. Additionally, for certain of the Company's tests, the Company competes against existing screening, monitoring and diagnostic technologies, including the Pap smear, tissue culture and antigen based diagnostic methodologies.

     In May 1996, Oncor, Inc. announced that it received notification from the FDA that its HPV test is approvable by the FDA, subject to certain conditions. To date, the product has not been approved for clinical diagnostic use. Although the Company believes the Digene HPV tests have commercial advantages over the competing test, Oncor, Inc. and other competitors and potential competitors may be able to develop technologies that are as effective as, or more effective or easier to interpret than, those offered by the Company, which would render the Company's products noncompetitive or obsolete. Moreover, many of the

Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than the Company. Accordingly, there can be no assurance that the Company will be able to compete effectively against such potential competitors. Such existing and potential competitors may be in the process of seeking FDA or foreign regulatory approval for their respective products or may also enjoy substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. In addition, many of these companies may have established third-party reimbursement for their products.

     In marketing its HPV tests for the follow-up screening of women with equivocal Pap smears in the United States, the Company competes with well-established follow-up procedures, such as Pap smear re-testing, colposcopy and biopsy, which are widely accepted and have a long history of use. Additionally, in the event the Company is able to obtain FDA and applicable foreign approvals to market its HPV tests as primary cervical cancer screening tests, it will compete against the Pap smear, which is widely accepted as an inexpensive and, with regular use, adequate screening test for cervical cancer. Additionally, technological advancements designed to improve quality control over sample collection and preservation, and to reduce the Pap smear test's susceptibility to human error, may serve to increase physician reliance on the Pap smear and solidify its market acceptance. Further, if marketed as an adjunct to the Pap smear test for primary screening in the United States, the Company's HPV tests may be seen as adding unnecessary expense to the accepted cervical cancer screening methodology. Consequently, there is no assurance that the Company's HPV tests will be able to attain market acceptance as screening tests on a timely basis, or at all.

     The Company faces competition from a variety of technologies in the blood virus area. There are several advanced technologies commercially available for the detection and viral load measurement of HIV and HBV. Additionally, there are several emerging DNA probe amplification technologies to detect CMV being developed by competitors. There can be no assurance that the Company's tests for CMV, HIV or HBV will be able to gain market acceptance on a timely basis, or at all. There can be no assurance that the Company will be able to compete successfully against existing or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes the primary competitive factors in the market for DNA and RNA probe diagnostics are clinical performance and reliability, ease-of-use, cost, proprietary position, regulatory approvals and availability of reimbursement.

GOVERNMENT REGULATION

     The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Pursuant to Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     In the United States, medical devices and diagnostics are classified into one of three classes (class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling, premarket notification and adherence to QSRegs), and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive a PMA by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

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

     If a PMA application is accepted for filing, the FDA begins an in-depth review of the submission. FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The PMA review process includes an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable QSRegs requirements. In addition, an advisory committee made up of clinicians and/or other appropriate experts is typically convened to evaluate the application and make recommendations to the FDA as to whether the device should be approved. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

     Exports of products subject to 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval, provided that certain requirements are met. Unapproved products subject to PMA requirements can be exported to any country without prior FDA approval provided, among other things, they are not contrary to the laws of the country to which they are intended for import, they are manufactured in substantial compliance with the QSRegs and have been granted valid marketing authorization by any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland or South Africa. The Company must also provide FDA with simple notification indicating the products to be exported and the countries to which they will be exported. Failure on the part of the Company to obtain valid marketing authorization from one of the listed countries, when needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

     FDA approval must be obtained for exports of products subject to the PMA requirements if these export conditions are not met. To obtain export approval, when required, certain requirements must be met and information must be provided to the FDA, including, with some exceptions, documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some cases, safety data for the device. There can be no assurance that the FDA will grant export approval, when necessary, or that countries to which the device is to be exported will approve the device for import. Failure on the part of the Company to obtain FDA export authorization, when necessary, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In April 1995 the Company obtained a PMA for its HPV test to detect the presence of HPV in women with equivocal Pap smears. In August 1997, the Company obtained FDA approval of a PMA supplement for use of the HPV Test using the Cytyc Corporation sample collection system. The Company intends to submit a PMA supplement to obtain market approval for use of its HPV Test as a primary cervical cancer screening test either in conjunction with or separate from Pap smear testing. The Company anticipates that a substantial amount of clinical data will be required to support the PMA supplement. There can be no assurance that the data the Company submits will be adequate to support the use of the HPV Test as a primary cervical cancer screening test. Moreover, there can be no assurance that the FDA will grant approval of a PMA supplement for use of the HPV Test as a primary cervical cancer screening test in a timely manner, if at all, or that the FDA will not require the submission of additional information, data or a PMA application. Failure to obtain FDA approval for the HPV Test as a primary cervical cancer screening test could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company submitted a 510(k) notification for its CMV Test in December 1996. After changing certain reagents used in the test and following discussions with the FDA, the Company decided to withdraw the original 510(k) notification and a second 510(k) notification was submitted in March 1997. Upon review of the second 510(k) notification, the FDA determined that additional data would be needed and the submission was withdrawn on the basis that it would take the Company more than thirty days to collect the necessary data. The Company expects to submit another 510(k) notification for the CMV Test in late 1997 after collecting the necessary data. The FDA will likely subject the CMV submission to a "Tier 3" level of review which includes close scrutiny of the clinical data that support the submission. The Company also understands that the FDA may seek an advisory committee review and recommendation concerning the safety and efficacy of the product. There can be no assurance that when the Company submits a third 510(k) notification for the CMV Test, the FDA will grant clearance in a timely manner, if at all, or that the FDA will not require the submission of additional clinical data or find the product not substantially equivalent and require the submission of a PMA application.

     The Company also is developing tests for HIV and HBV which are Class III devices that will necessitate the collection of extensive clinical data and the eventual submission and approval of a PMA application. There can be no assurance that the Company will be able to collect adequate data to support a PMA application for either the HIV or HBV Tests or that when a PMA application is submitted, FDA approval would be granted in a timely manner, if at all.

     The Company also is developing tests for chlamydia and gonorrhea. The Company believes marketing authorization for its Chlamydia and Gonorrhea Tests in the United States can be obtained through the 510(k) notification process. The Company anticipates that FDA may subject the 510(k) notifications to a "Tier 3" level of review which includes close scrutiny of the clinical data that support the submissions. The Company also understands that the FDA may seek an advisory committee review and recommendation concerning the safety and efficacy of the Chlamydia and Gonorrhea Tests. There can be no assurance that once a 510(k) notification is submitted for the Chlamydia and Gonorrhea Tests the FDA will grant clearance in a timely manner, if at all, or that the FDA will not find the product not substantially equivalent and require the submission of a PMA application.

     The Company intends to export the HPV Test as a primary cervical cancer screening test prior to obtaining FDA approval for this use in the United States. The Company also intends to export the HIV Test for clinical use abroad prior to pursuing FDA approval in the United States. Exports of the HPV Test as a primary cervical cancer screening test and exports of the HIV Test can be undertaken without prior FDA approval provided, among other things, these tests are not contrary to the laws of the country to which they are intended for import, they are manufactured in substantial conformance with the QSRegs and the Company has valid marketing authorization by any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland or South Africa. FDA approval must be obtained for exports of products subject to the PMA requirements if these export conditions are not met. There can be no assurance that the Company will be able to obtain valid marketing authorization for either test from one of the listed countries. Failure of the Company to obtain valid marketing authorization from one of the listed countries or otherwise obtain appropriate FDA export approval, if necessary, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with QSRegs, which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities.

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

     International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain foreign approval may be longer or shorter than that required for FDA approval and the requirements may substantially differ. Within the next year a company must obtain the CE Mark prior to engaging in sales within the EU of certain medical devices. During this process the sponsor must also demonstrate compliance with ISO manufacturing and quality requirements. Failure on the part of the Company to obtain necessary foreign approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The FDC Act requires devices to be manufactured in accordance with QSRegs which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Noncompliance with QSRegs can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecutions. The FDA also has proposed changes to the QSRegs which, if finalized, would likely increase the cost of compliance with the requirements. Any failure by the Company to comply with QSRegs could have a material adverse effect on the Company's business, financial condition and results of operations.

LICENSES, PATENTS AND PROPRIETARY INFORMATION

     The Company's success will depend in part on its ability, and the ability of its collaborators or licensors, to obtain and maintain patent protection for its products and technologies under United States and foreign patent laws, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the medical diagnostics and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. Despite these precautions, it may be possible for unauthorized third parties to utilize the Company's technology or to obtain and use information that the Company regards as proprietary. The laws of some countries do not protect the Company's proprietary rights in its technologies, products and processes to the same extent as do the laws of the United States.

     The Company holds four issued U.S. patents relating to HPV types 35, 43, 44 and 56. These patents expire in 2007. Corresponding patents have issued in Canada and several European countries and a corresponding application is pending in Japan. The patents relating to HPV types 35, 43 and 56 have been licensed to Institut Pasteur (see Cross License discussion below). In addition, the Company is the exclusive, worldwide licensee of (i) an issued U.S. patent and certain corresponding foreign patents and patent applications relating to HPV type 52 and an issued U.S. patent and certain corresponding foreign patents relating to the use of the L1 gene sequence to detect specific HPV types (see Georgetown License discussion below) as well as (ii) certain trade secrets relating to HPV type 58 (see Kanebo License discussion below).

     Through a cross license with Institut Pasteur (the "Cross License"), the Company has obtained a worldwide license to U.S. patents and patent applications and corresponding foreign patents and patent applications relating to HPV types 33, 39 and 42. In return, the Company has granted to Institut Pasteur a worldwide license to its three U.S. patents and corresponding foreign patents and applications relating to HPV types 35, 43 and 56. The Company has granted Institut Pasteur the right to extend the scope of the Cross License to include the U.S. patent and corresponding patent applications relating to HPV type 44 at such time as Institut Pasteur shall have discovered and developed an additional HPV type which is equivalent in value to HPV type 44. In return for such an extension, the Company will receive a license to the new HPV type discovered and developed by Institut Pasteur. The Cross License is co-exclusive, except that Institut Pasteur has sublicensed its rights to Beckman Instruments, Diagnostic Pasteur, and their affiliates, and the Company has sublicensed its rights on a non-exclusive basis to Toray Fuji Bionics, and its affiliates, for use outside North America and certain countries in Western Europe. See
"Business -- Competition." There can be no assurance that a sublicensee will not use its rights under the Cross License to develop additional products or services that compete with the Company's products. The Company believes that the Cross License terminates on the last to expire of the underlying patent rights. Any prior termination of the Cross License could have a material adverse effect on the Company's business, financial condition and results of operations.

     Through a license with Georgetown University (the "Georgetown License"), the Company has obtained exclusive, worldwide rights to an issued U.S. patent and corresponding foreign patents and patent applications relating to HPV type 52 and to a U.S. patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific HPV types. Unless terminated earlier, the Georgetown License will terminate upon the last to expire of the licensed patent rights. All of the issued foreign patents relating to HPV type 52 and the L1 related patent will expire in 2008. The Company is obligated to make certain royalty payments to Georgetown University based on the percentage of net sales of products incorporating the licensed technologies.

     Through a license with Kanebo, Ltd. (the "Kanebo License"), the Company has obtained exclusive, worldwide rights (except for Japan where Kanebo, Ltd. retained the right to grant a non-exclusive sublicense to Toray Industries, Inc.) to a HPV type 58 probe and a related Japanese patent application. Unless terminated earlier, the Kanebo License expires on the later to occur of January 1, 2010 or the expiration of any patent relating to HPV type 58. The Company is obligated to make certain royalty payments to Kanebo, Ltd. based on a percentage of net sales of products incorporating or using HPV type 58. The Company will be required to obtain FDA approval in order to utilize HPV type 58 as part of its HPV test, and there can be no assurance that the Company will be successful in obtaining the required FDA approval.

     The Company has pending U.S. patent applications relating to certain aspects of its Hybrid Capture technology and to its continuous amplification reaction ("CAR") amplification method. The inventions claimed by these applications may be used in the Company's DNA probes and any patents that issue from such applications may provide some ancillary protection for certain aspects of the Company's products. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period of time after filing. There can be no assurance that a U.S. patent or any foreign patents relating to the Company's Hybrid Capture technology will be issued to the Company on a timely basis, or at all.

     The Company has received inquiries regarding possible patent infringements relating to, among other things, certain aspects of its Hybrid Capture technology. The Company believes that the patents of others to which these inquiries relate are either not infringed by the Company's Hybrid Capture technology or are invalid. The Company currently is in discussions with a third party regarding a license to a pending United States patent application which might cover one of the HPV types utilized by its Hybrid Capture II technology. If such a license is necessary, the failure of the Company to successfully negotiate such a license may require the Company to redesign its Hybrid Capture II technology to exclude such HPV type. Such exclusion would result in delays in the approval of Hybrid Capture II for marketing and could have a material adverse effect on the Company's business, financial condition and results of operations. However, there can be no assurance that the Company will not be subject to further claims that its technology, including its Hybrid Capture technology, or its products infringe the patents or proprietary rights of third parties. The defense of any such claims, if made, could be time consuming and expensive, even if the outcome is favorable. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to cease sales of related products. No assurance can be given that any licenses required under any such third party patents or proprietary rights would be made available on commercially reasonable terms, if at all.

     No assurance can be given that the United States Patent and Trademark Office or any foreign patent office will grant patent protection for the subject matter of any pending patent applications, or that present or future patents will provide commercially significant protection to the Company's present or future technologies, products, or processes. Furthermore, no assurance can be given that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights or obtain access to the Company's know-how or that others will not be issued patents that may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products or processes would have a material adverse effect on the Company's business, financial condition and results of operations. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed by the Company will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect the Company's intellectual property.

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

DISTRIBUTION ARRANGEMENTS

     In August 1997, the Company and Murex entered into a distribution agreement (the "1997 Distribution Agreement") granting Murex the exclusive right to distribute the Company's HIV, CMV and HBV HC II Tests in most of Europe, Eastern Europe, Africa, the Middle East and Singapore. Pursuant to the 1997 Distribution Agreement, Murex has agreed to use its reasonable efforts to distribute and support the products, to maintain a qualified sales force, to provide technical support for the products, to comply with the Company's packaging and delivery requirements, and to assist the Company in protecting its proprietary rights in the products. The Company is required to use reasonable efforts to deliver products ordered by Murex, to provide current promotional materials and to assist Murex in making sales presentations. The 1997 Distribution Agreement has an initial term of four years and seven months, subject to automatic renewal for successive one-year terms. Two years after the effective date of the 1997 Distribution Agreement, however, the Company will have the right to terminate the 1997 Distribution Agreement with respect to particular countries, subject to Murex's right to continue such products within any such country on a co-exclusive basis during a "wind-down" period of six months.

     In February 1997, the Company entered into two agreements (the "Agency Agreement" and the "Customer Transfer Agreement," collectively the "1997 Agreements") with Murex to create a Digene-direct European sales operation for the Company's women's health business. Under the 1997 Agreements, the Company has begun marketing its HPV tests directly in Europe using Murex's distribution infrastructure. The 1997 Agreements provide for a transition period during which the administrative infrastructure will be agreed to and established. During this transition period, the Company is recording its transactions consistent with a prior distribution agreement with Murex. Prior to February 1, 1997, Murex had been acting as the exclusive distributor in certain designated non-US territories for the Company's HPV Test and other of the Company's products. Under the 1997 Agreements, Murex will act as the exclusive agent for the Company in designated European and Eastern European countries for a period of five years during which Murex will receive selling service fees and a percentage of the Company's HPV revenues in the designated territory. No other Digene products (except the Company's HPV products) exclusively distributed by Murex in Europe and Eastern Europe will be affected by the 1997 Agreements.

THIRD-PARTY REIMBURSEMENT

     Hospitals, physicians and other health care providers rely on third-party payors, such as government entities, managed care organizations and private insurance plans, to reimburse the costs and fees associated with the use of women's health and blood virus tests. Successful sales of the Company's products in the United States and other markets will depend, in part, on the availability of adequate reimbursement from third-party payors such as government entities, managed care organizations and private insurance plans. There is significant uncertainty concerning third-party reimbursement for the use of any medical test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the Company's products is clinically useful and cost-effective, not experimental or investigational, and medically necessary and appropriate for the specific patient. Since reimbursement approval is required from each payor individually, seeking such approvals is a time consuming and costly process which requires the Company to provide scientific and clinical support for the use of each of the Company's products to each payor separately. According to a third party report commissioned by the Company, numerous providers have indicated they reimburse for the Company's HPV HC I Test, including Aetna Life Insurance Company, United Healthcare Corporation, CIGNA Corp. and Travelers Group. The report also indicates that CPT codes, which are used in the submission of claims to insurers for reimbursement for medical services, specific for HPV testing have been proposed by the American Medical Association ("AMA") for its 1998 CPT manual. The AMA assigns, maintains and revises CPT codes. There can be no assurance that third-party reimbursement will be consistently available for the Company's products, that such third-party reimbursement will be adequate or that CPT codes for HPV testing will be adopted. Federal and state governmental agencies are increasingly considering limiting health care expenditures. For example, the United States Congress is currently considering various proposals to significantly reduce Medicaid and Medicare expenditures. Such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Outside the United States, the Company relies on a network of distributors to establish reimbursement from third-party payors for certain of the Company's products in their respective territories. The Company or its distributors have established reimbursement for the HPV HC I Test in Germany, the Czech Republic and Brazil. Accordingly, the establishment of reimbursement for certain of the Company's products from third-party payors in such countries is outside the Company's control. Health care reimbursement systems vary from country to country and, accordingly, there can be no assurance that third-party reimbursement will be made available for the Company's products under any other reimbursement system.

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

PRODUCT LIABILITY

     The Company's business is subject to product liability risks inherent in the testing, manufacturing and marketing of the Company's products. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The Company currently maintains product liability insurance coverage of $5,000,000 per occurrence and in the aggregate. There can be no assurance, however, that this coverage will be adequate to protect the Company against future product liability claims or that product liability insurance will be available to the Company in the future on commercially reasonable terms, if at all. Furthermore, there can be no assurance that the Company will be able to avoid significant product liability claims and the attendant adverse publicity. Consequently, a product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     At August 29, 1997, the Company employed 120 persons, including 44 in research and development, 41 in manufacturing, including quality assurance, 24 in sales and marketing and 11 in accounting, finance and administration. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

ADDITIONAL CONSIDERATIONS

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF PROFITABILITY; FLUCTUATIONS IN QUARTERLY RESULTS

     The Company has incurred substantial operating losses since inception and, at June 30, 1997, had an accumulated deficit of approximately $25.3 million. Such losses have resulted principally from expenses associated with the Company's research and development programs, including preclinical studies, clinical trials and regulatory submissions for the Company's women's health and blood virus products, the scale-up of the Company's manufacturing facilities, and the expansion of the Company's sales and marketing activities in the United States and abroad. The Company expects such operating losses to continue for the foreseeable future as it continues its product development efforts, seeks United States Food and Drug Administration ("FDA") and foreign approvals of its women's health and blood virus products, expands its manufacturing capabilities, and further expands its sales and marketing activities. In order to achieve profitability, the Company must successfully manufacture, market and sell its women's health and blood virus products in the United States and abroad. The markets targeted by the Company are heavily regulated and are characterized by an increasing number of entrants, intense competition and a high rate of failure. There can be no assurance that the Company will ever be able to successfully commercialize its products or that profitability will ever be achieved. The Company's quarterly operating results have fluctuated significantly in the past and the Company believes that they may continue to fluctuate significantly in the future with lower product revenues in the first and second fiscal quarters as compared with the third and fourth fiscal quarters, primarily attributable to the lower demand for certain women's health-related medical procedures during the summer months and the December holiday season in the United States and Europe. In addition, the Company's quarterly operating results, as well as annual results, may fluctuate from period to period due to the degree of market acceptance of the Company's products, competition, the timing of regulatory approvals and other regulatory announcements, the volume and timing of orders from and shipments to distributors, variations in the Company's distribution channels, the timing of new product announcements and introductions by the Company and its competitors, product obsolescence resulting from new product introductions and other factors, many of which are outside the Company's control. Due to one or more of these factors, in one or more future quarters the Company's results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of the Company's Common Stock could be materially and adversely affected.

UNCERTAINTY OF MARKET ACCEPTANCE

     The Company's success depends, in part, upon the acceptance by the worldwide medical community, including third-party payors, clinical laboratories and health care providers, of the Company's Hybrid Capture technology as a clinically useful and cost-effective method for detecting, screening and monitoring human papillomavirus ("HPV"), chlamydia, gonorrhea, human immunodeficiency virus ("HIV"), cytomegalovirus ("CMV"), and hepatitis B virus ("HBV"). There can be no assurance that the worldwide medical community will accept the use of the Company's technology. Market acceptance of the Company's products based on its Hybrid Capture II technology will depend on the Company's ability to arrange for the distribution to its customers of luminometers with the capability to analyze the results from such products. The Company has identified a manufacturer for such luminometers and is currently arranging for the manufacture and distribution of luminometers to its customers. No assurance can be given that the Company's efforts will be successful. Failure to arrange for the manufacture or distribution of such luminometers on a timely basis, or any related delays, could delay or prevent market acceptance of the Company's Hybrid Capture II products or increase the costs related to the distribution of such luminometers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company's growth and success will depend upon market acceptance by the medical community of the Company's HPV tests for the follow-up screening of women with equivocal Pap smears as a clinically useful and cost-effective alternative to well-established follow-up procedures, such as Pap smear re-testing, colposcopy and biopsy, which are widely accepted and have a long history of use. There can be no assurance that HPV testing, in general, or the Company's HPV tests, in particular, will achieve market acceptance in the United States on a timely basis, or at all. Additionally, there can be no assurance that the Company's products will be accepted in any markets outside the United States due to the influence of established medical practices, lack of education about women's health and blood viruses, and other social and economic factors beyond the Company's control. Failure of the Company's technology or products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS INHERENT IN INTERNATIONAL TRANSACTIONS

     The Company sells its products both in the United States and abroad. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, economic and political instability, price controls, trade restrictions, changes in tariffs and difficulties with foreign distributors. Foreign countries often establish product standards different from those of the United States and any inability to obtain or maintain international approvals on a timely basis could have a material adverse effect on the Company's international business operations. Additionally, the Company's business, financial condition and results of operations may be materially and adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining required licenses and permits. There can be no assurance that the Company will be able to successfully commercialize any of its products in any foreign market. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as those of the United States.

     The Company markets its women's health and blood virus products abroad using both a direct sales force and a network of distributors. For the Company's products being sold through distributors, such distributors are responsible for obtaining regulatory approvals and establishing reimbursement from third-party payors in their respective territories. Generally, the extent and complexity of regulation of medical products are increasing worldwide, with regulation in some countries already nearly as exhaustive as that in the United States. The Company anticipates that this trend will continue, and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. The Company's inability to obtain approval to market its products internationally would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING EXPERIENCE

     The Company has limited sales and marketing experience, and no assurance can be given that the Company will be able to successfully establish and maintain a significant sales and marketing organization or that the Company's direct sales force will succeed in promoting the Company's products to third-party payors, clinical laboratories, health care providers and government entities worldwide. In addition, due to limited market awareness of the Company's products, the Company believes that the marketing effort may be a lengthy process, requiring the Company to educate the worldwide medical community regarding both the clinical utility and cost-effectiveness of HPV testing, in general, and the Company's HPV tests, in particular, and the efficacy, clinical utility and cost-effectiveness of the Company's blood virus products in detecting the presence of blood viruses and monitoring the effectiveness of particular antiviral therapies. The Company intends to use a direct sales force as well as a network of distributors to market and sell its HPV tests in the United States and abroad. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with foreign distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company's sales and marketing efforts will be successful. Failure to successfully establish and maintain a significant sales and marketing effort, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's marketing success in the United States and abroad also will depend on whether it can obtain required approvals for marketing, successfully demonstrate the clinical utility and cost-effectiveness of its products, further develop a direct sales capability, and establish arrangements with distributors and marketing partners. Failure by the Company to successfully sell and market its products would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON THIRD-PARTY REIMBURSEMENT

     Sales of the Company's products in the United States and other markets will depend, in part, on the availability of adequate reimbursement from third-party payors such as government entities, managed care organizations and private insurance plans. There is significant uncertainty concerning third-party reimbursement for the use of any medical test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the Company's products is clinically useful and cost-effective, not experimental or investigational, and medically necessary and appropriate for the specific patient. Since reimbursement approval is required from each payor individually, seeking such approvals is a time consuming and costly process which requires the Company to provide scientific and clinical support for the use of each of the Company's products to each payor separately. There can be no assurance that third-party reimbursement will be consistently available for the Company's products or that such third-party reimbursement will be adequate. Federal and state government agencies are increasingly considering limiting health care expenditures. For example, the United States Congress is currently considering various proposals to significantly reduce Medicaid and Medicare expenditures. Such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and in many instances are exerting pressure on medical suppliers to lower their prices. Outside the United States, the Company relies on a network of distributors distributing certain of the Company's products to establish reimbursement from third-party payors in their respective territories. Accordingly, the establishment of reimbursement for certain of the Company's products from third-party payors in such countries is outside the Company's control. Health care reimbursement systems vary from country to country and, accordingly, there can be no assurance that third-party reimbursement will be available for the Company's products under any other reimbursement system. Lack of or inadequate reimbursement by government and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The medical diagnostics and biotechnology industries are subject to intense competition. The Company's competitors in the United States and abroad for DNA and RNA diagnostic probes include Roche Diagnostic Systems, Abbott Laboratories, Chiron Corporation and Gen-Probe Incorporated. Other companies, including large pharmaceutical and biotechnology companies, may enter the market for DNA and RNA probe diagnostics. Additionally, for certain of the Company's tests, the Company competes against existing detection, screening and monitoring technologies, including the Pap smear, tissue culture and antigen-based diagnostic methodologies. In May 1996, Oncor, Inc. announced that it had received notification from the FDA that its HPV test is approvable by the FDA, subject to certain conditions. To date, the product has not been approved for clinical diagnostic use. The Company's existing and potential competitors may be able to develop technologies that are as effective as, or more effective or easier to interpret than those offered by the Company, which would render the Company's products noncompetitive or obsolete. Moreover, many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, manufacturing, distribution and technological resources than the Company. Such existing and potential competitors may be in the process of seeking FDA or foreign regulatory approval for their respective products or may also enjoy substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. In addition, many of these companies may have established third-party reimbursement for their products. Accordingly, there can be no assurance that the Company will be able to compete effectively against such existing or potential competitors. In marketing its HPV tests for the follow-up screening of women with equivocal Pap smears in the United States, the Company competes with well-established follow-up procedures, such as Pap smear re-testing, colposcopy and biopsy, which are widely accepted and have a long history of use. Additionally, in the event the Company is able to obtain FDA and applicable foreign approvals to market its HPV tests for primary cervical cancer screening either in conjunction with or separate from the Pap smear, it will compete against the Pap smear, which is widely accepted as an inexpensive and, with regular use, adequate screening test for cervical cancer. Additionally, technological advancements designed to improve quality control over sample collection and preservation, and to reduce the Pap smear test's susceptibility to human error, may serve to increase physician reliance on the Pap smear and solidify its market acceptance. Further, if marketed as an adjunct to the Pap smear test for primary screening in the United States, the Company's HPV tests may be seen as adding unnecessary expense to the accepted cervical cancer screening methodology. Consequently, there is no assurance that the Company's HPV tests will be able to attain market acceptance as a primary screening test on a timely basis, or at all. The Company faces competition from a variety of technologies in the blood virus area. There are several advanced technologies commercially available for the detection and viral load measurement of HIV and HBV. Additionally, there are several emerging DNA probe amplification technologies to detect CMV being developed by competitors. There can be no assurance that the Company's tests for CMV, HIV or HBV will be able to gain market acceptance on a timely basis, or at all. There can be no assurance that the Company will be able to compete successfully against existing or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE; UNCERTAINTIES REGARDING MANUFACTURING AND OPERATIONS SCALE-UP

     The Company has limited commercial-scale manufacturing experience and capabilities and it is anticipated that the Company will be required to further scale-up its manufacturing capabilities. In late 1997, the Company plans to initiate either the lease and build-out of a new facility or the expansion of its existing facility. The integration of the Company's manufacturing operations into a new or expanded facility may result in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up manufacturing, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's new or expanded manufacturing facilities will be subject to Quality Systems Regulations ("QSRegs"), international quality standards and other regulatory requirements. Difficulties encountered by the Company in expansion of manufacturing or the failure by the Company to establish and maintain its facilities in accordance with QSRegs, international quality standards or other regulatory requirements could result in a delay or termination of manufacturing, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, ongoing sales of the Company's Hybrid Capture II products will be dependent, in part, upon the Company's ability to provide service and support to users of luminometers and related software and equipment. The Company's inability to successfully develop necessary service and support capabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON EUROPEAN DISTRIBUTOR

     For the fiscal year ended June 30, 1997, approximately 42% of the Company's total revenues resulted from transactions with International Murex Technologies Corporation (together with its affiliates, "Murex"). After this Offering, Murex will own approximately 5.3% of the Company's outstanding shares of Common Stock. The Company has established a direct European sales operation for its women's health products whereby, pursuant to an agreement, the Company markets such products directly using Murex's sales and marketing infrastructure. In addition, the Company has a co-exclusive distribution agreement with Murex for sales of its other products in Europe, the Middle East and Africa. Consequently, the Company expects that sales to Murex will continue to constitute a significant portion of total revenues for the foreseeable future. The loss of Murex's sales and marketing infrastructure, a significant decrease in product shipments to or an inability to collect receivables from Murex or any other adverse change in the Company's relationship with Murex could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend, in part, on its ability, and the ability of its collaborators or licensors, to obtain protection for its products and technologies under United States and foreign patent laws, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the medical diagnostics and biotechnology industries place considerable importance on obtaining, and maintaining, patent and trade secret protection for new technologies, products and processes.

     The Company has obtained rights to certain patents and patent applications and may, in the future, obtain, or seek rights from third parties to additional patents and patent applications. There can be no assurance that patent applications relating to the Company's products or technologies will result in patents being issued, that any issued patents will afford adequate protection to the Company, or that such patents will not be challenged, invalidated, infringed or circumvented. Furthermore, there can be no assurance that others have not developed, or will not develop, similar products or technologies that will compete with those of the Company without infringing upon the Company's intellectual property rights.

     Legal standards relating to the scope of claims and the validity of patents in the medical diagnostics and biotechnology industries are uncertain and still evolving, and no assurance can be given as to the degree of protection that will be afforded any patents issued to, or licensed by, the Company. There can be no assurance that, if challenged by others in litigation, any patents assigned to or licensed by the Company will not be found invalid. Furthermore, there can be no assurance that the Company's activities would not infringe patents owned by others. Defense and prosecution of patent matters can be expensive and time-consuming and, regardless of whether the outcome is favorable to the Company, can result in the diversion of substantial financial, management and other resources. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities and product sales. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. Moreover, the laws of certain countries may not protect the Company's proprietary rights to the same extent as United States law.

     The Company has received inquiries regarding possible patent infringements relating to, among other things, certain aspects of its Hybrid Capture technology. The Company believes that the patents of others to which these inquiries relate are either not infringed by the Company's Hybrid Capture technology or are invalid. The Company currently is in discussions with a third party regarding a license to a pending United States patent application which might cover one of the HPV types utilized with its HPV HC II Test. Should a license prove necessary, the failure of the Company to successfully negotiate such a license on commercially reasonable terms, or at all, may require the Company to redesign its HPV HC II Test to exclude this HPV type. Such exclusion could result in delays in any approval of the Company's HPV HC II Test for marketing and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be subject to further claims that its technology, including its Hybrid Capture technology, or its products, infringe the patents or proprietary rights of third parties.

     The Company's success also is dependent upon the skill, knowledge, and experience of its scientific and technical personnel. To help protect its rights, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure, and in most cases, assignment to the Company of their ideas, developments, discoveries and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

GOVERNMENT REGULATION

     The Company's current and any future products are and will be subject to extensive regulation by the FDA and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     In April 1995, the Company obtained approval of a PMA application for its HPV Test to detect the presence of HPV in women with equivocal Pap smears. In August 1997, the Company obtained FDA approval of a PMA supplement for use of the HPV Test using the Cytyc Corporation sample collection system. The Company intends to submit a PMA supplement with the FDA to obtain market approval for use of its HPV Test as a primary cervical cancer screening test either in conjunction with or separate from Pap smear testing. The Company anticipates that a substantial amount of clinical data will be required to support the pre-market approval ("PMA") supplement. There can be no assurance that the data the Company submits will be adequate to support the use of the HPV Test as a primary cervical cancer screening test in the United States. Moreover, there can be no assurance that the FDA will grant approval of a PMA supplement for use of the HPV Test as a primary cervical cancer screening test in a timely manner, if at all, or that the FDA will not require the submission of additional information, data or a PMA application. Failure to obtain FDA approval for the HPV Test as a primary cervical cancer screening test could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to export its HPV Test as a primary cervical cancer screening test prior to obtaining FDA approval for this use in the United States. Such exports may require regulatory approvals from various countries. There can be no assurance that such foreign regulatory agencies will grant approval of such products, and failure on the part of the Company to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company submitted a 510(k) notification for its CMV Test in December 1996. After changing certain reagents used in the test and following discussions with the FDA, the Company decided to withdraw the original 510(k) notification and a second 510(k) notification was submitted in March 1997. Upon review of the second 510(k) notification, the FDA determined that additional data would be needed and the submission was withdrawn on the basis that it would take the Company more than 30 days to collect the necessary data. The Company expects to submit another 510(k) notification for the CMV Test in late 1997 after collecting the necessary data. The FDA will likely subject the CMV submission to a "Tier 3" level of review which includes close scrutiny of the clinical data that support the submission. The Company also understands that the FDA may seek an advisory committee review and recommendation concerning the safety and efficacy of the product. There can be no assurance that, when the Company submits a third 510(k) notification for the CMV Test, the FDA will grant clearance in a timely manner, if at all, or that the FDA will not require the submission of additional clinical data or find the product not substantially equivalent and require the submission of a PMA application.

     The Company is developing tests for HIV and HBV which are class III devices that will necessitate the collection of extensive clinical data and the eventual submission and approval of a PMA application. There can be no assurance that the Company will be able to collect adequate data to support a PMA application for either the HIV Test or HBV Test or that when a PMA application is submitted, FDA approval would be granted in a timely manner, if at all.

     The Company is also developing tests for chlamydia and gonorrhea. The Company believes marketing authorization for its Chlamydia and Gonorrhea Tests in the United States can be obtained through the 510(k) notification process. The Company understands that the FDA will subject the submissions to a "Tier 3" level of review which includes close scrutiny of the clinical data that support the submissions. The Company also understands that the FDA may seek an advisory committee review and recommendation concerning the safety and efficacy of the Chlamydia and Gonorrhea Tests. There can be no assurance that, once a 510(k) notification is submitted for the Chlamydia and Gonorrhea Tests, the FDA will grant clearance in a timely manner, if at all, or that the FDA will not find such tests not substantially equivalent and require the submission of a PMA application.

     The Company intends to export the HPV Test as a primary cervical cancer screening test prior to obtaining FDA approval for this use in the United States. The Company also intends to export the HIV Test for clinical use abroad prior to pursuing FDA approval in the United States. Exports of the HPV Test as a primary cervical cancer screening test and exports of the HIV Test can be undertaken without prior FDA approval provided, among other things, that the marketing of these tests are not contrary to the laws of the country to which they are intended for import, they are manufactured in substantial conformance with QSRegs and the Company has valid marketing authorization by any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland or South Africa. FDA approval must be obtained for exports of products subject to the PMA requirements if these export conditions are not met. The Company must also provide the FDA with simple notification indicating the products to be exported and the countries to which they will be exported. There can be no assurance that the Company will be able to obtain valid marketing authorization for either test from one of the listed countries or that the FDA would grant specific export approval. Failure of the Company to obtain valid marketing authorization from one of the listed countries or otherwise meet the FDA export approval requirements, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently sells various products on a research use only ("RUO") basis. Failure of the Company or recipients of the Company's RUO devices to comply with the user certification requirements and other regulatory limitations placed on the distribution and use of RUO devices could result in enforcement action by the FDA that would adversely affect the Company's ability to distribute the tests prior to obtaining FDA clearance or approval for the products.

     The FDA product clearance process is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances will be granted on a timely basis, or at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the business, financial condition and results of operations of the Company.

     Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

     The FDC Act requires devices to be manufactured in accordance with QSRegs which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Noncompliance with QSRegs can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. Any failure by the Company to comply with the requirements of QSRegs could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company must comply with similar registration requirements of foreign governments and with import and export regulations when distributing its products to foreign nations. Each foreign country's regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, money and effort. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. Noncompliance with state, local, federal or foreign regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, delay or denial or withdrawal of premarket clearance or approval of devices and criminal prosecution.

DEPENDENCE ON SINGLE SOURCE SUPPLIERS

     Certain key components of the Company's products are currently provided to the Company, on a purchase-order basis, by single sources. The Company does not have long-term supply contracts with any of such suppliers nor has the Company arranged for alternative supply sources. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any of the components of the Company's products are no longer available in the marketplace, the Company may be forced to further develop its technology to incorporate alternate components. The incorporation of new components into the Company's products may require the Company to seek necessary approvals from the FDA or appropriate foreign regulatory agencies prior to commercialization. There can be no assurance that such development would be successful or that, if developed by the Company or licensed from third parties, such alternative components would receive requisite regulatory approval on a timely basis, or at all.

     The success of the Company's products based on its Hybrid Capture II technology will depend, in part, on the Company's ability to arrange for the distribution to its customers of luminometers and related software and equipment with the capability to analyze the results of its tests. The luminometers currently are manufactured for the Company by a single supplier. Although the Company believes that such luminometers could be acquired from alternative sources, such sources may be more expensive than the Company's current supplier and may require substantial lead time. Consequently, the failure of the Company's supplier to produce luminometers in accordance with specifications, in accordance with applicable regulations and on a timely basis, could significantly inhibit the Company's ability to market its Hybrid Capture II products and have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES RELATING TO PRODUCT DEVELOPMENT

     There can be no assurance that the Company's new product development efforts will result in any commercially viable or successful products. The Company has a number of product candidates in various early stages of development. These product candidates will require substantial additional investment, laboratory development, clinical testing and regulatory approval prior to their commercialization. The Company's inability to successfully develop these product candidates or achieve market acceptance of such products could have a material adverse effect on the Company's business, financial condition and results of operations.

ATTRACTION AND RETENTION OF KEY PERSONNEL

     The Company is highly dependent on the principal members of its management team, the loss of whose services might impede achievement of the Company's strategic objectives. The Company's success will depend on its ability to retain key employees and to attract additional qualified employees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain existing personnel and to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain personnel in key positions, such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL INADEQUACY OF PRODUCT LIABILITY INSURANCE

     The Company's business is subject to product liability risks inherent in the testing, manufacturing and marketing of its products. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The Company currently maintains product liability insurance coverage of $5,000,000 per occurrence and in the aggregate. There can be no assurance, however, that this coverage will be adequate to protect the Company against future product liability claims or that product liability insurance will be available to the Company in the future on commercially reasonable terms, if at all. Furthermore, there can be no assurance that the Company will be able to avoid significant product liability claims and the attendant adverse publicity. Consequently, a product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL REGULATION

     The Company is subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic, infectious or other hazardous substances used to manufacture the Company's products. Any failure by the Company to control the use, disposal, removal or storage of hazardous chemicals or toxic substances could subject the Company to significant liabilities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the shares of Common Stock, like that of the common stock of many other medical diagnostics and biotechnology companies, has been and is likely to remain highly volatile. Factors such as announcements of technological innovations or new products by the Company or its competitors, clinical trial results relating to or regulatory approvals or disapprovals of the Company's or competitors' product candidates, government regulation, health care legislation, developments or disputes concerning patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results and market conditions for health care stocks and biotechnology stocks in general could have a significant impact on the future price of the Common Stock. In addition, the stock market has experienced from time to time extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. Since the Company's initial public offering of Common Stock on May 22, 1996, the average daily trading volume in the Common Stock as reported on the Nasdaq National Market has been relatively low. There can be no assurance that a more active trading market will develop in the future.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities and expand its manufacturing capabilities. The Company expects that its existing capital resources will be adequate to fund the Company's operations through 1998. No assurance can be given that there will be no change in the Company that would consume a significant amount of its available resources before that time. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress with regulatory affairs activities, the cost and timing of expansion of manufacturing capabilities, the expansion of the Company's direct European sales operations, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

CONTROL BY MANAGEMENT

     As of September 24, 1997, the Company's President and Executive Vice President beneficially own an aggregate of approximately 46.4% of the Company's outstanding shares of Common Stock. As a result, these officers, acting together, effectively control the election of directors and matters requiring approval by the Company's stockholders.

ANTITAKEOVER CONSIDERATIONS

     The Company's Board of Directors has the authority, without further action by the stockholders, to issue from time to time, up to 1,000,000 shares of Preferred Stock in one or more classes or series, and to fix the rights and preferences of such Preferred Stock. The Company's Certificate of Incorporation also provides for staggered terms for members of the Board of Directors. The Company is subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit the Company from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of the Company's Common Stock (an "Interested Stockholder") for a period of three years following the date that such person became an Interested Stockholder, unless the business combination is approved in a prescribed manner. Additionally, the Bylaws of the Company establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. These provisions of Delaware law and of the Company's Certificate of Incorporation and Bylaws may have the effect of delaying, deterring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of the Common Stock.

ITEM 2.  PROPERTIES

     The Company's executive office and manufacturing facility is located in Beltsville, Maryland. The lease on this 28,280-square-foot facility expires on July 31, 1998, and can be renewed by the Company for an additional five-year period. In addition, the Company has a 9,286-square-foot research and development facility in Silver Spring, Maryland. The lease on this facility will terminate on December 31, 1998, subject to renewal at the Company's option. Due to the Company's recent and expected future growth, in late 1997 the Company plans to initiate either the lease and build-out of a new facility or the expansion of its existing Beltsville, Maryland facility.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings and is not aware of any threatened litigation that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.



EXECUTIVE OFFICERS OF THE REGISTRANT


                    NAME                          Age                   Positions with the Company
-------------------------                         ---     -----------------------------------------------------
Evan Jones..................................      40      President, Chief Executive Officer and Chairman of the
                                                          Board (1)
Charles M. Fleischman.......................      39      Executive Vice President, Chief Operating Officer,
                                                          Chief Financial Officer and Director (2)
Attila D. Lorincz, Ph.D.....................      42      Vice President, Research and Development, and
                                                          Scientific Director (3)
Deborah J. Oronzio .........................      45      Vice President, Marketing (4)

Steven A. Owings ...........................      45      Vice President, Sales and Marketing (5)
William J. Payne, Jr., Ph.D. ...............      47      Vice President, Development (6)
Donna Marie Seyfried .......................      39      Vice President, Business Development (7)
Joseph P. Slattery .........................      32      Controller (8)

----------

           (1) Mr. Jones has served as President, Chief Executive Officer and a director since Armonk Partners acquired a controlling interest in the Company in July 1990, and Chairman of the Board since September 1995. Mr. Jones received a B.A. in Biochemistry from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania.

           (2) Mr. Fleischman has served as Executive Vice President and a director since Armonk Partners acquired a controlling interest in the Company in July 1990, Chief Operating Officer since September 1995 and Chief Financial Officer since March 1996. Mr. Fleischman received an A.B. in History from Harvard University and an M.B.A. from The Wharton School at the University of Pennsylvania.

           (3) Dr. Lorincz has served as Vice President, Research and Development, and Scientific Director since the Company's acquisition of the molecular diagnostics division of Life Technologies Inc. in December 1990. His research career includes postdoctoral fellowships at the University of California. Dr. Lorincz received his Ph.D. in Genetics from Trinity College, Dublin, Ireland. He also serves on a number of advisory committees and is an Adjunct Associate Professor in the Georgetown University Medical School Department of Pathology.

           (4) Ms. Oronzio has served as Vice President, Marketing since March 1996 and served as Director of Sales and Marketing from August 1991 to March 1996. Ms. Oronzio is a registered medical technologist and has received a B.S. in Medical Technology from Neumann College and an M.A.S. in Management from The Johns Hopkins University.

           (5) Mr. Owings has served as Vice President, Sales and Marketing since January 1997. From August 1992 until January 1997 he served as Director, PCR Business Unit USA, of Roche Diagnostic Systems, Inc. Mr. Owings received a B.S. in Microbiology from Northern Arizona University.

           (6) Mr. Payne has served as Vice President, Development since July 1997. From August 1995 to July 1997, he was Vice President, Research and Development in the IVD Medical Diagnostic division of Sigma Diagnostics. From July 1993 to July 1995, Mr. Payne served as Director of Research and Development in the IVD Diagnostic Medical division of Sanofi Diagnostic Pasteur. From August 1990 to July 1993, he was the Manager, Research and Development, for Sanofi Diagnostic Pasteur. Dr. Payne received a B.S. in Microbiology from University of Georgia and a M.S. and a Ph.D. in Microbiology from Virginia Commonwealth University.

           (7) Ms. Seyfried has served as Vice President, Business Development since October 1996. From October 1985 to September 1996 Ms. Seyfried held several positions with Perkin-Elmer Corp., serving most recently as Senior Director, Business Development from March 1993 to September 1996 and Director, PCR Instrumentation Business Unit from 1990 to March 1993. Ms. Seyfried received a B.S. in Biology from Lehigh University.

           (8) Mr. Slattery has served as Controller since February 1996. From March 1995 to February 1996, Mr. Slattery was Director, Business Management, for I-NET, Inc., a computer services company. From April 1994 to March 1995, he was the Managing Principal of Payne, Slattery and Company, a management consulting firm. From October 1992 to April 1994, Mr. Slattery was Treasurer and Vice President, Finance and Accounting, for Telos Corporation, a computer hardware and services company. From August 1992 to October 1992, Mr. Slattery was self employed as a management consultant. Mr. Slattery received a B.S. in Accounting from Bentley College and is a certified public accountant.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

     Since the Company's initial public offering of Common Stock on May 22, 1996, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol "DIGE." The following table sets forth, for the fiscal quarter indicated, the high and low closing bid prices for the Common Stock, as reported by the Nasdaq National Market:

                                                                            HIGH         LOW
                                                                          ---------    -------
    FISCAL 1998
    First quarter (through September 24, 1997)..........................  $ 15         $ 12 3/8

    FISCAL 1997
    Fourth quarter......................................................    13 1/2        9 1/2
    Third quarter.......................................................    13 1/4       10 7/8
    Second quarter......................................................    12 3/4        5 1/8
    First quarter.......................................................     8            5

    FISCAL 1996
    Fourth quarter (from May 22, 1996)..................................    11 1/2        8


     On September 24, 1997, the closing sale price for the Common Stock, as reported by the Nasdaq National Market was $13 1/2. As of September 24, 1997, the Company's Common Stock was held by 165 holders of record.

     The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

     Except as hereinafter set forth, there have been no sales of unregistered securities by the Company within the past three years.

     From September 1995 through December 1995, 158,250 shares of Series 1994 Redeemable Convertible Preferred Stock were sold to certain existing stockholders and certain new investors at a price per share of $4.00. During the period May 1994 through April 1996, 1,000,000 shares of Series 1994 Redeemable Convertible Preferred Stock were sold to International Murex Technologies Limited at a price of $3.00 per share under the terms of a Stock Purchase Agreement.

     In connection with sales of Series 1994 Redeemable Convertible Preferred Stock, the Company granted each purchaser warrants to purchase Common Stock up to an amount equal to 41.67% of their investment in Series 1994 Redeemable Convertible Preferred Stock at a price per-share escalating from $4.20 in May 1994 to $6.65 in February 1996. In April 1996, pursuant to the exercise of such warrants, the Company issued 70,436 shares of Common Stock for $6.65 per share, to certain existing stockholders. (Amounts in this paragraph are adjusted to reflect a one-for-.714 reverse split of the Common Stock effected in connection with the initial public offering of the Company's Common Stock.)

     In each of the transactions described above, the securities were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     Since July 1, 1994, in transactions which were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act, the Company has issued options to certain employees, directors, consultants and others to purchase an aggregate of 340,555 shares of the Company's Common Stock at prices per share ranging from $2.10 to $13.00. Between July 1, 1994 and September 24, 1997, 39 of such employees, consultants and others exercised options to purchase an aggregate of 303,008 shares at an aggregate price of $182,175.31.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company's Consolidated Statements of Operations for the fiscal years ended June 30, 1995, 1996 and 1997 and with respect to the Company's Consolidated Balance Sheets at June 30, 1996 and 1997 are derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this report and are qualified by reference to such Consolidated Financial Statements and the related Notes thereto. Statement of Operations data for the fiscal years ended June 30, 1993 and 1994 and Balance Sheet data at June 30, 1993, 1994 and 1995 are derived from the audited Financial Statements of the Company not included herein. The selected financial data set forth below is qualified by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                              FISCAL YEAR ENDED JUNE 30,
                                               --------------------------------------------------------
                                                 1993        1994        1995        1996        1997
                                               --------    --------    --------    --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales.............................   $  4,624    $  4,767    $  5,413    $  6,359    $  9,434
  Research and development contracts........        141         527         749         381         626
                                                -------     -------     -------     -------      ------
     Total revenues.........................      4,765       5,294       6,162       6,740      10,060
Costs and expenses:
  Cost of product sales.....................      2,698       2,464       2,652       2,895       3,441
  Research and development..................      1,047       1,103       1,856       2,430       4,131
  Selling and marketing.....................      1,194       1,398       1,375       2,095       5,236
  General and administrative................      1,162       1,191       1,245       1,792       4,412
  Amortization of intangible assets.........        349         265         330         248         241
                                                -------     -------     -------     -------      ------
Loss from operations........................     (1,685)     (1,127)     (1,296)     (2,720)     (7,401)
Other income (expense)......................         67         (13)         14          40         (36)
Interest income (expense)...................       (299)       (293)       (232)         45       1,443
                                                -------     -------     -------     -------      ------
Net loss....................................   $ (1,917)   $ (1,433)   $ (1,514)   $ (2,635)   $ (5,994)
                                                =======     =======     =======     =======      ======
Net loss per share(1).......................   $  (2.34)   $  (1.69)   $  (1.78)   $  (1.30)   $  (0.53)
                                                =======     =======     =======     =======      ======
Weighted average shares outstanding(1)......        818         847         850       2,027      11,394

                                                                     AT JUNE 30,
                                               --------------------------------------------------------
                                                 1993        1994        1995        1996        1997
                                               --------    --------    --------    --------    --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...............................   $    397    $  1,090    $  1,217    $ 28,575    $ 19,514
Total assets................................      4,308       4,307       4,485      33,174      30,207
Long-term debt, less current maturities.....      3,100       3,005       2,812         152         553
Redeemable Convertible Preferred Stock......     10,276      11,768      13,115           0           0
Accumulated deficit.........................    (13,750)    (15,184)    (16,698)    (19,333)    (25,327)
Total stockholders' equity (deficit)........    (10,058)    (11,490)    (13,004)     30,119      24,266

---------------
(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of profitability, uncertainty of market acceptance, risks inherent in international transactions, limited sales and marketing experience, dependence on third-party reimbursement, competition, dependence on European distributor, extent of government regulations, and uncertainty regarding patents and proprietary rights.

OVERVIEW

     Digene develops, manufactures and markets proprietary DNA and RNA tests, based on its Hybrid Capture technology, for the detection, screening and monitoring of HPV, STDs including chlamydia and gonorrhea, and blood viruses including HIV, CMV and HBV. Currently, the Company is marketing its HPV Test in the United States for the follow-up screening of women with equivocal Pap smears and the Company is marketing its HPV tests internationally as a primary screen to be used either in conjunction with or separate from the Pap smear. Internationally, the Company launched its HBV Test in 1992, its CMV Test in March 1997, and its HIV Test in July 1997. In addition, the Company introduced its Chlamydia and Gonorrhea Tests internationally in August 1997. Other than the Company's HPV Test, the Company's products currently are available in the United States for research use only. The Company expects that sales of its HPV tests will account for a substantial portion of the Company's revenues for at least the next two years. In addition, the Company expects that international sales will account for a significant portion of its revenues for at least the next two years.

     The Company currently markets its products in the United States through a direct sales force supported by technical and customer service representatives. In Europe, the Company's women's health products are marketed primarily through a direct sales force that Digene has established with Murex, which also serves as a distributor of the Company's blood virus products in certain European, Middle Eastern and African markets. The Company's products are also sold through a network of distributors in Asia and South America, and in Brazil through the Company's majority owned subsidiary.

     The Company has incurred substantial operating losses since inception, resulting principally from expenses associated with the Company's research and development programs, including preclinical studies, clinical trials and regulatory submissions for the Company's women's health and blood virus products, the scale-up of the Company's manufacturing facilities, and the expansion of the Company's sales and marketing activities in the United States and abroad. The Company expects such operating losses to continue for the foreseeable future as it continues its product development efforts, seeks FDA and foreign approvals of its women's health and blood virus products, expands its manufacturing capabilities and further expands its sales and marketing activities. In late 1997, the Company plans to initiate either the lease and build-out of a new facility or the expansion of its existing facility for additional manufacturing, laboratory, warehouse and office space, which will increase operating expenses beginning in 1998. During the next two years, the Company also intends to make a significant investment in luminometers and related software and equipment, which will be provided to clinical laboratories to assist in the Company's launch of the HPV HC II Test, primarily in Europe.

     The Company's quarterly operating results have fluctuated significantly in the past and the Company believes that they may continue to fluctuate significantly in the future with lower product revenues in the first and second fiscal quarters as compared with the third and fourth fiscal quarters, primarily attributable to the lower demand for certain women's health-related medical procedures during the summer months and the December holiday season in the United States and Europe. In addition, the Company's quarterly operating results, as well as annual results, may fluctuate from period to period due to the degree of market acceptance of the Company's products, competition, the timing of regulatory approvals and other regulatory announce-ments, the volume and timing of orders from and shipments to distributors, variations in the Company's distribution channels, the timing of new product announcements and introductions by the Company and its competitors, product obsolescence resulting from new product introductions and other factors, many of which are outside the Company's control. Due to one or more of these factors, in one or more future quarters the Company's results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of the Company's Common Stock could be materially and adversely affected.

RESULTS OF OPERATIONS

  Comparison of Fiscal Year Ended June 30, 1997 to Fiscal Year Ended June 30,
1996

     Product sales increased to $9,434,000 in fiscal 1997 from $6,359,000 in fiscal 1996. The increase was due primarily to increased sales of the Company's HPV tests. The Company anticipates that sales of its HPV tests will account for a substantial portion of its product sales for at least the next two years.

     Research and development contract revenues increased to $626,000 in fiscal 1997 from $381,000 in fiscal 1996 due primarily to revenues recorded under a new contract.

     Cost of product sales increased to $3,441,000 in fiscal 1997 from $2,895,000 in fiscal 1996 due to increased sales volume. Gross margin on product sales increased to 63.5% in fiscal 1997 from 54.4% in fiscal 1996. This increase was due primarily to sales of higher margin HPV tests and increases in overhead absorption and unit pricing. The Company expects gross margins to increase in the future due to improved overhead absorption and manufacturing efficiencies, and more favorable terms for its distribution relationships.

     Research and development expenses increased to $4,131,000 in fiscal 1997 from $2,430,000 in fiscal 1996 due to the hiring of additional research and development personnel and increases in clinical trial activity related to the development of its blood virus and STD tests and to the further development of the Company's Hybrid Capture II technology. The Company expects research and development expense to increase for the next few years.

     Selling and marketing expenses increased to $5,236,000 in fiscal 1997 from $2,095,000 in fiscal 1996 due to substantial increases in sales and marketing programs and to the hiring of additional selling and marketing personnel, as well as to other selling costs, incurred under the Company's international distribution agreements. The Company expects selling and marketing expenses to increase substantially over the next few years as it expands its advertising and promotional activities and increases its sales and marketing force.

     General and administrative expenses increased to $4,412,000 in fiscal 1997 from $1,792,000 in fiscal 1996, due to the hiring of additional administrative personnel, set-up costs associated with the Company's expansion into the European market, and the related expenses incurred to support the Company's requirements as a publicly traded company. In addition, general and administrative expenses increased as a result of the formation of Digene do Brasil, a majority-owned subsidiary. The Company expects general and administrative expenses to increase over the next few years.

     Amortization of intangible assets decreased to $241,000 in fiscal 1997 from $248,000 in fiscal 1996. The Company expects amortization of intangible assets to increase significantly in the next fiscal year and to remain at such increased level through fiscal 2001 due to the acquisition during 1997 of certain assets relating to the establishment of its women's health business in Europe.

     Interest income increased to $1,443,000 in fiscal 1997 from $45,000 in fiscal 1996 due primarily to the investment of the net proceeds from the Company's initial public offering, completed in May 1996, partially offset by a decrease in interest expense due to the repayment of notes related to an acquisition.

  Comparison of Fiscal Year Ended June 30, 1996 to Fiscal Year Ended June 30,
1995

     Product sales increased to $6,359,000 in fiscal 1996 from $5,413,000 in fiscal 1995. The increase was due, primarily, to increased sales of the Company's Hybrid Capture tests, which more than offset the decline of radioactive product sales due to the discontinuance of the radioactive product line in December 1995.

     Research and development contract revenue decreased to $381,000 in fiscal 1996 from $749,000 in fiscal 1995 due to a decrease in contract development services relating to its CMV Test, performed under the Company's development agreement with Murex.

     Cost of product sales increased to $2,895,000 in fiscal 1996 from $2,652,000 in fiscal 1995 due to increased sales volume. Gross margins are typically higher on the Hybrid Capture line than on the discontinued radioactive product line.

     Research and development expense increased to $2,430,000 in fiscal 1996 from $1,856,000 in fiscal 1995 due to increased personnel costs associated with the development of new products utilizing the Company's Hybrid Capture technology.

     Selling and marketing expense increased to $2,095,000 in fiscal 1996 from $1,375,000 in fiscal 1995 due to increased personnel costs resulting from the addition of marketing personnel to support the Hybrid Capture product line, and increased sales commissions and royalties as a result of higher sales volume. Sales personnel receive a salary plus commissions based upon the attainment of certain sales levels.

     General and administrative expense increased to $1,792,000 in fiscal 1996 from $1,245,000 in fiscal 1995, due to increased personnel costs, as well as increased professional fees associated with becoming a publicly traded company.

     Amortization of intangible assets decreased to $248,000 in fiscal 1996 as compared to $330,000 in fiscal 1995 as a result of certain intangibles becoming fully amortized during the year.

     Interest income (expense) increased to $45,000 in fiscal 1996 from ($232,000) in fiscal 1995, due to a reduction in the interest rate and subsequent repayment of the note issued by the Company in connection with an acquisition and the investment of the proceeds from the Company's initial public offering which was completed in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of approximately $25.3 million at June 30, 1997. The Company has funded its operations primarily through the sale of equity securities. At June 30, 1997, the Company had cash, cash equivalents and short-term investments aggregating approximately $19,514,000. Short-term investments of $75,000 are restricted under a collateral agreement related to leasehold improvements. Net cash used in the Company's operating activities was $6,527,000 for the fiscal year ended June 30, 1997.

     Capital expenditures increased to $971,000 in fiscal 1997 from $330,000 in fiscal 1996, due primarily to the acquisition of leasehold improvements and related furniture and equipment associated with the expansion of the Company's Beltsville, Maryland facility and to additional laboratory and computer equipment purchases. In late 1997, the Company plans to initiate either the lease and build-out of a new facility or the expansion of its existing facilities. The integration of the Company's operations into a new or expanded facility may result in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up manufacturing, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. During the next two years, the Company also intends to make a significant investment in luminometers, software and related equipment, which will be provided to clinical laboratories to assist in the Company's launch of the HPV Test, based on the Company's second generation Hybrid Capture technology, primarily in Europe.

     The Company does not have any bank financing arrangements. The Company's indebtedness consists of notes payable in the principal amount of $1,762,000 related to its expansion into the European market, notes payable in the principal amount of $85,000 to former stockholders of the Company, and notes payable in the principal amount of $44,000 related to leasehold improvements.

     The Company anticipates that working capital requirements will increase significantly for the foreseeable future due to increased accounts receivables as a result of direct sales to European customers, which have a longer collection cycle than sales to distributors.

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities and expand its manufacturing capabilities. The Company expects that its existing capital resources will be adequate to fund the Company's operations through 1998. No assurances can be given that there will be no changes in the Company that would consume a significant amount of its available resources before that time. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in its regulatory affairs activities, the cost and timing of expansion of manufacturing capabilities, the expansion of the Company's direct European sales operations, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that the Company's existing capital resources and funds generated from the Company's operations, together with its existing capital resources are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Digene Corporation

     We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                           /s/ Ernst & Young LLP
                                           -------------------------------------
                                           ERNST & YOUNG LLP

Vienna, Virginia
August 15, 1997

                               DIGENE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,
                                                                     ----------------------------
                                                                         1996            1997
                                                                     ------------    ------------
                                             ASSETS
Current assets:
     Cash and cash equivalents....................................   $ 24,107,325    $  8,452,864
     Short-term investments.......................................      4,467,978      11,061,283
     Accounts receivable, less allowance of approximately $61,000
      at June 30, 1996 and 1997...................................        845,727       1,767,682
     Due from related party.......................................        780,319       2,395,792
     Inventories (Note 4).........................................      1,806,333       2,425,167
     Prepaid expenses and other current assets....................        299,435         446,368
                                                                     ------------    ------------
Total current assets..............................................     32,307,117      26,549,156
Property and equipment, net (Note 5)..............................        705,040       1,214,548
Intangible assets, net (Note 6)...................................         49,008       2,308,641
Deposits..........................................................        112,462         134,564
                                                                     ------------    ------------
Total assets......................................................   $ 33,173,627    $ 30,206,909
                                                                      ===========     ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................   $  1,852,417    $  2,093,893
     Accrued expenses.............................................        521,858         772,037
     Accrued payroll..............................................        206,761         602,555
     Due to related party.........................................             --         443,332
     Current maturities of long-term debt (Note 8)................        109,857       1,338,220
                                                                     ------------    ------------
Total current liabilities.........................................      2,690,893       5,250,037
Long-term debt, less current maturities (Note 8)..................        151,532         552,733
Accrued rent (Note 9).............................................        149,907         100,618
Deferred rent.....................................................         62,014          37,318

Commitments (Notes 9, 10 and 14)

Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding................             --              --
     Common stock, $0.01 par value, 50,000,000 shares authorized,
      11,303,705 and 11,579,530 shares issued and outstanding at
      June 30, 1996 and 1997, respectively........................        113,037         115,795
     Additional paid-in capital...................................     49,339,001      49,477,621
     Accumulated deficit..........................................    (19,332,757)    (25,327,213)
                                                                     ------------    ------------
Total stockholders' equity........................................     30,119,281      24,266,203
                                                                     ------------    ------------
Total liabilities and stockholders' equity........................   $ 33,173,627    $ 30,206,909
                                                                      ===========     ===========

                            See accompanying notes.

                               DIGENE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED JUNE 30,
                                                           -----------------------------------------
                                                              1995           1996           1997
                                                           -----------    -----------    -----------
Revenues:
     Product sales......................................   $ 5,413,370    $ 6,359,062    $ 9,434,183
     Research and development contracts.................       749,217        381,425        626,096
                                                           -----------    -----------    -----------
Total revenues..........................................     6,162,587      6,740,487     10,060,279

Costs and expenses:
     Cost of product sales..............................     2,652,091      2,894,731      3,440,963
     Research and development...........................     1,855,988      2,429,711      4,131,090
     Selling and marketing..............................     1,375,496      2,094,696      5,236,246
     General and administrative.........................     1,245,128      1,792,426      4,411,899
     Amortization of intangible assets..................       330,164        248,435        240,902
                                                           -----------    -----------    -----------
Loss from operations....................................    (1,296,280)    (2,719,512)    (7,400,821)

Other income (expense):
     Other income (expense).............................        14,446         40,072        (36,825)
     Interest expense...................................      (232,076)      (207,349)       (83,777)
     Interest income....................................            --        251,776      1,526,967
                                                           -----------    -----------    -----------
Net loss................................................   $(1,513,910)   $(2,635,013)   $(5,994,456)
                                                            ==========     ==========     ==========
Net loss per share......................................   $     (1.78)   $     (1.30)   $     (0.53)
                                                            ==========     ==========     ==========
Weighted average shares outstanding.....................       849,924      2,026,815     11,393,978
                                                            ==========     ==========     ==========

                            See accompanying notes.

                               DIGENE CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        COMMON STOCK         ADDITIONAL                          TOTAL
                                   ----------------------      PAID-IN      ACCUMULATED      STOCKHOLDERS'
                                     SHARES       AMOUNT       CAPITAL        DEFICIT       EQUITY (DEFICIT)
                                   ----------    --------    -----------    ------------    ----------------
Balance at June 30, 1994........      368,338    $  3,683    $ 3,690,013    $(15,183,834)     $  (11,490,138)

Exercise of Common Stock
  options.......................           18           1             12              --                  13
Net loss........................           --          --             --      (1,513,910)         (1,513,910)
                                   ----------    --------    -----------    ------------    ----------------
Balance at June 30, 1995........      368,356       3,684      3,690,025     (16,697,744)        (13,004,035)

Issuance of Common Stock, net of
  offering costs of
  $3,768,678....................    3,000,000      30,000     30,701,322              --          30,731,322

Exercise of Common Stock
  warrants......................       70,436         704        467,695              --             468,399

Exercise of Common Stock
  options.......................       40,510         405         25,261              --              25,666

Conversion of Redeemable
  Convertible Preferred Stock...    7,824,403      78,244     14,454,698              --          14,532,942
Net loss........................           --          --             --      (2,635,013)         (2,635,013)
                                   ----------    --------    -----------    ------------    ----------------
Balance at June 30, 1996........   11,303,705     113,037     49,339,001     (19,332,757)         30,119,281

Exercise of Common Stock
  options.......................      275,825       2,758        138,620              --             141,378

Net loss........................           --          --             --      (5,994,456)         (5,994,456)
                                   ----------    --------    -----------    ------------    ----------------
Balance at June 30, 1997........   11,579,530    $115,795    $49,477,621    $(25,327,213)     $   24,266,203
                                    =========    ========     ==========     ===========         ===========

                            See accompanying notes.

                               DIGENE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                         ------------------------------------------
                                                            1995           1996            1997
                                                         -----------    -----------    ------------
OPERATING ACTIVITIES
Net loss..............................................   $(1,513,910)   $(2,635,013)   $ (5,994,456)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization of property and
       equipment......................................       346,401        356,680         461,603
     Amortization of intangible assets................       330,164        248,435         240,902
     Start-up expenses................................            --             --         833,179
     Changes in operating assets and liabilities:
          Accounts receivable.........................      (195,014)      (115,801)       (921,955)
          Due from related party......................      (133,355)      (382,087)     (1,615,473)
          Inventories.................................       (61,196)      (817,018)       (618,834)
          Prepaid expenses and other current assets...        15,563       (228,276)       (146,933)
          Deposits....................................        (6,720)       (52,022)        (22,102)
          Accounts payable............................       387,035      1,402,113         241,476
          Accrued expenses............................        82,746        (59,937)        250,179
          Accrued payroll.............................        15,981        145,226         395,794
          Due to related party........................            --             --         443,332
          Accrued rent................................       (39,226)       (33,869)        (49,289)
          Deferred rent...............................       (12,815)       (16,796)        (24,696)
                                                         -----------    -----------    ------------
Net cash used in operating activities.................      (784,346)    (2,188,365)     (6,527,273)

INVESTING ACTIVITIES
Purchases of short-term investments...................            --     (4,392,978)    (15,045,827)
Sales of short-term investments.......................            --             --       8,452,522
Capital expenditures..................................      (246,436)      (329,661)       (971,111)
Acquisition of customer lists.........................            --             --      (1,000,000)
Additions to goodwill and intangible assets...........      (100,773)       (10,528)         (3,363)
                                                         -----------    -----------    ------------
Net cash used in investing activities.................      (347,209)    (4,733,167)     (8,567,779)

FINANCING ACTIVITIES
Net proceeds from issuance of Redeemable Convertible
  Preferred Stock.....................................     1,347,000      1,418,000              --
Net proceeds from issuance of Common Stock............            --     30,731,322              --
Exercise of Common Stock warrants.....................            --        468,399              --
Exercise of Common Stock options......................            13         25,666         141,378
Principal repayments on long-term debt................       (88,148)    (2,756,796)       (700,787)
                                                         -----------    -----------    ------------
Net cash provided by (used in) financing activities...     1,258,865     29,886,591        (559,409)
                                                         -----------    -----------    ------------
Net increase (decrease) in cash and cash
  equivalents.........................................       127,310     22,965,059     (15,654,461)
Cash and cash equivalents at beginning of year........     1,014,956      1,142,266      24,107,325
                                                         -----------    -----------    ------------
Cash and cash equivalents at end of year..............   $ 1,142,266    $24,107,325    $  8,452,864
                                                          ==========     ==========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid.........................................   $   172,000    $   313,000    $     17,000
                                                          ==========     ==========     ===========

                            See accompanying notes.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     Digene Corporation (the "Company") was incorporated in the state of Delaware in 1987. The Company develops, manufactures and markets proprietary DNA and RNA tests for the detection, screening and monitoring of human diseases. The Company's lead product, the Hybrid Capture HPV Test, is the only FDA-approved test for the detection of human papillomavirus ("HPV"), the cause of essentially all cervical cancer. In addition, Digene has developed and launched tests internationally for the detection and viral load monitoring of major blood viruses, including human immunodeficiency virus, cytomegalovirus and hepatitis B virus, and tests for the detection of two of the most common sexually transmitted diseases, chlamydia trachomatis and neisseria gonorrhea.

     On June 28, 1996, Digene Corporation entered into a joint venture agreement with a Brazilian national and pursuant thereto, established Digene do Brasil, a majority-owned subsidiary of Digene Corporation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT ESTIMATES

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

PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of Digene Corporation and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

RECLASSIFICATION

     Certain 1996 balances have been reclassified to conform with the 1997 presentation.

CASH AND CASH EQUIVALENTS

     Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

     The Company classifies its short-term investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the consolidated balance sheets. As of June 30, 1996 and 1997, short-term investments are stated at cost, which approximates market.

IMPAIRMENT OF LONG-LIVED ASSETS

     In the event that facts and circumstances indicate that long-lived assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. If a write-down is required, the Company would prepare a discounted cash flow analysis to determine the amount of the write-down.

                               DIGENE CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment of goods. Revenue from research and development contracts is recognized as research and development activities are performed. Cash received in advance of services being performed is deferred until the related revenue has been earned.

SIGNIFICANT CUSTOMERS

     For the years ended June 30, 1995, 1996 and 1997, the Company generated 38%, 43% and 42%, respectively, of total revenues from a single customer who is also a stockholder. Export sales accounted for approximately 53% in 1995, 56% in 1996, and 59% in 1997, respectively, of total revenues.

     Export sales consist of the following:

                                                                  YEAR ENDED JUNE 30
                                                        --------------------------------------
                                                           1995          1996          1997
                                                        ----------    ----------    ----------
    Europe...........................................   $2,660,767    $3,019,004    $4,342,175
    South America....................................       49,463       221,131       881,048
    Pacific Rim......................................      295,398       301,067       592,480
    Other............................................      289,789       217,717       162,815
                                                        ----------    ----------    ----------
    Total export sales...............................   $3,295,417    $3,758,919    $5,978,518
                                                         =========     =========     =========

FOREIGN CURRENCY VALUATION

     Certain of the Company's accounts receivable may be paid in a foreign currency and as such a foreign currency gain (loss) may be recorded in the Company's future statements of operations.

RESEARCH AND DEVELOPMENT

     The Company expenses its research and development costs as incurred.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $107,000, $93,000, and $188,000 during fiscal 1995, 1996 and 1997, respectively.

INCOME TAXES

     The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

     The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Pursuant to the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83, Redeemable Convertible Preferred Stock, Common Stock and options and warrants to purchase Common Stock issued at prices below the initial public offering price during the twelve months immediately preceding the filing of the registration statement relating to the initial public offering

                               DIGENE CORPORATION

NET LOSS PER SHARE (CONTINUED)
("IPO") of the Company's Common Stock in May 1996 have been included in the computation of net loss per share as if they were outstanding for the years ended June 30, 1995 and 1996 (using the treasury method assuming repurchase of Common Stock at the IPO price). Other shares issuable upon the exercise of stock options and warrants or conversion of Redeemable Convertible Preferred Stock have been excluded from the computation because the effect of their inclusion would be antidilutive. In periods subsequent to the IPO, Common Stock options and warrants under the treasury stock method will be included to the extent they are dilutive.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which is effective for the Company's June 30, 1997 financial statements. SFAS No. 123 allows companies to account for stock-based compensation either under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board No. 25 ("APB No. 25"), but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company intends to account for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the financial condition or the results of operations of the Company.

RECENT PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which is required to be adopted for the Company's June 30, 1998 financial statements. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate all prior periods. Under the new requirements for calculating primary net loss per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of primary and fully diluted net loss per share on the financial statements is not expected to be material.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for the fiscal years beginning after December 31, 1997. SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. SFAS No. 131 supersedes Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The impact of SFAS No. 131 on the disclosure for segment information on the financial statements which is not expected to be material.

3.  TRANSACTIONS WITH A RELATED PARTY

DISTRIBUTION AGREEMENTS

     In May 1992, the Company and International Murex Technologies Corporation (together with its affiliates, "Murex") entered into a Distribution Agreement ("Distribution Agreement"), whereby the Company granted to Murex the exclusive right to distribute the Company's HBV DNA assays in specified countries in the European Community and the co-exclusive right (meaning that the Company may also distribute its products) to distribute the Company's HBV DNA test (for the detection of the hepatitis B virus) in Africa. The agreement was amended in May 1993 to expand Murex's exclusive right to include certain countries in Eastern Europe and in the Middle East.

                               DIGENE CORPORATION

DISTRIBUTION AGREEMENTS (CONTINUED)
     In February 1996, the Company and Murex entered into the 1996 Distribution Agreement granting Murex the exclusive right to distribute certain of the Company's HC I products, including its Hybrid Capture human papillomavirus DNA test, in most of Europe, Africa and certain countries in the Middle East. The 1996 Distribution Agreement has a five-year term, subject to automatic renewal for successive one-year terms. The Company has the right to terminate the 1996 Distribution Agreement with respect to particular countries, subject to Murex's right to continue to distribute products within any such country on a co-exclusive basis during a "wind-down" period of up to two years. Subsequent to June 30, 1997, the Company and Murex entered into a new distribution agreement (See Note 16).

DEVELOPMENT AND LICENSE AGREEMENTS

     In April 1993, the Company entered into a Development and License Agreement (the "1993 Agreement") with International Murex Technologies Limited ("IMTC"). Under the terms of the 1993 Agreement, IMTC funded certain of the Company's DNA probe product development programs on a dollar for dollar cost reimbursement basis. IMTC and the Company hold a co-exclusive license to market any products developed under the 1993 Agreement.

     In May 1994, the Company entered into an additional Development and License Agreement (the "1994 Agreement") with IMTC. Under the terms of the 1994 Agreement, IMTC purchased 333,333 shares of the Company's Redeemable Convertible Preferred Stock and placed $2 million in escrow to purchase 666,667 additional shares of the Company's Redeemable Convertible Preferred Stock, over the term of the 1994 agreement. Generally, amounts released from escrow were used to fund mutually approved research and development projects on a dollar for dollar cost reimbursement basis. As funding was released from escrow, shares of the Company's Redeemable Convertible Preferred Stock were issued. During the years ended June 30, 1995 and 1996, $1,215,000 and $785,000, respectively, were released from the escrow and accordingly, the Company issued 405,000 and 261,667 shares, respectively, of Redeemable Convertible Preferred Stock. In connection with the Company's IPO, all shares of Redeemable Convertible Preferred Stock were converted to Common Stock (see Note 11). IMTC holds a license that is co-exclusive (with the Company) to market products developed under the 1994 Agreement.

AGENCY AGREEMENT AND CUSTOMER TRANSFER AGREEMENT

     Effective February 1, 1997, the Company entered into two agreements (the "Agency Agreement" and the "Customer Transfer Agreement", collectively the "Agreements") with Murex Diagnostics Corporation ("MDC"), to create a Digene-direct European sales operation for the Company's women's health products. Under the Agreements, the Company will begin selling its Hybrid Capture human papillomavirus ("HPV") DNA tests directly in Europe using Murex's distribution infrastructure. Murex will act as the exclusive agent for the Company in designated European and Eastern European countries (the "Territory") for a period of five years during which Murex will receive selling service fees and a percentage of the Company's HPV revenues in the Territory.

     The Agreements provide for a transition period during which the administrative infrastructure will be agreed to and established. During this transition period, the Company is recording its transactions consistent with the Distribution Agreement with Murex. Furthermore, the Distribution Agreement still remains in effect to cover the distribution of the Company's products in areas outside the Territory. Prior to February 1, 1997, pursuant to the Distribution Agreement, Murex had been acting as the exclusive European distributor in designated non-US territories for the Company's HPV test and other of the Company's products.

                               DIGENE CORPORATION

AGENCY AGREEMENT AND CUSTOMER TRANSFER AGREEMENT (CONTINUED)
     In connection with the Agreements, the Company acquired Murex's HPV business assets (customer lists) for approximately $2,500,000 in exchange for promissory notes in the aggregate amount of $1,702,750 and cash of $1,000,000. The non-cash portion of this transaction related to imputed interest has been excluded from the Statements of Cash Flows. The unsecured notes payable to Murex are noninterest-bearing and have been discounted at 10.00% over the eleven month term of the notes. The Company is amortizing the HPV business assets over five years, the term of the Agency Agreement. In accordance with the Agency Agreement, the Company agreed to pay to Murex costs of approximately $853,000 over eleven months, which costs have been expensed. Digene has agreed to reimburse Murex for all costs incurred for selling and marketing expenses. All other Digene products (except the Company's HPV products) exclusively distributed by Murex in Europe and Eastern Europe will not be affected by the Agreements.

4.  INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in, first-out basis.

     Inventories consist of the following:

                                                                            JUNE 30,
                                                                    ------------------------
                                                                       1996          1997
                                                                    ----------    ----------
    Finished goods...............................................   $  616,458    $  748,072
    Work in process..............................................      999,222     1,254,495
    Raw materials................................................      440,653       761,100
                                                                    ----------    ----------
                                                                     2,056,333     2,763,667
    Obsolescence reserve.........................................     (250,000)     (338,500)
                                                                    ----------    ----------
                                                                    $1,806,333    $2,425,167
                                                                     =========     =========

5.  PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

     Property and equipment consist of the following:

                                                                            JUNE 30,
                                                                   --------------------------
                                                                      1996           1997
                                                                   -----------    -----------
    Furniture, fixtures and office equipment....................   $   679,624    $ 1,048,854
    Machinery and equipment.....................................     1,371,109      1,807,448
    Leasehold improvements......................................       664,633        830,175
                                                                   -----------    -----------
                                                                     2,715,366      3,686,477
    Accumulated depreciation and amortization...................    (2,010,326)    (2,471,929)
                                                                   -----------    -----------
                                                                   $   705,040    $ 1,214,548
                                                                    ==========     ==========

6.  INTANGIBLE ASSETS

     Patents application costs are expensed as incurred. Noncompetition agreements are amortized on a straight-line basis over their respective terms, generally two to six years. Goodwill, which resulted from the

                               DIGENE CORPORATION
acquisition of the Molecular Diagnostics Division of Life Technologies, Inc. ("LTI") in December 1990, is being amortized using the straight-line method over five years.

     In connection with the Agreements (See Note 3), the Company capitalized approximately $2,500,000 for the acquisition of Murex's HPV customer lists and is amortizing such amount over five years. The Company assesses the recoverability of this intangible asset based upon several factors' including management's intention with respect to the acquired customer lists and those customer lists' projected undiscounted cash flows.

     Intangible assets consist of the following:

                                                                            JUNE 30,
                                                                   --------------------------
                                                                      1996           1997
                                                                   -----------    -----------
    Noncompetition agreements...................................   $ 1,087,349    $ 1,087,349
    Acquired customer lists.....................................            --      2,497,172
    Goodwill and other intangibles..............................       180,877        184,240
                                                                   -----------    -----------
                                                                     1,268,226      3,768,761
    Accumulated amortization....................................    (1,219,218)    (1,460,120)
                                                                   -----------    -----------
                                                                   $    49,008    $ 2,308,641
                                                                    ==========     ==========

7.  INCOME TAXES

     The Company's net deferred tax assets are as follows:

                                                                           JUNE 30,
                                                                  ---------------------------
                                                                     1996            1997
                                                                  -----------    ------------
    Net operating loss carryforwards...........................   $ 5,193,000    $  7,959,000
    Research and development credits...........................       443,000         443,000
    Patent costs, net..........................................       788,000         669,000
    Research and developmental deferral, net...................       957,000       1,567,000
    Acquired customer lists....................................            --          50,000
    Other......................................................       399,000         681,000
                                                                  -----------    ------------
    Deferred tax assets........................................     7,780,000      11,369,000
    Valuation allowance........................................    (7,780,000)    (11,369,000)
                                                                  -----------    ------------
    Net deferred tax assets....................................   $        --    $         --
                                                                   ==========     ===========

     Due to the Company's net operating loss carryforwards, the Company did not recognize a tax provision for the years ended June 30, 1995, 1996 and 1997. At June 30, 1997, the Company had tax net operating loss carryforwards for income tax purposes of approximately $19,900,000. At June 30, 1997, the Company also had research and development credit carryforwards of approximately $443,000. In 1990, the Company experienced a change in ownership pursuant to Section 382 of the Internal Revenue Code, which will cause the utilization of pre-change losses and credits to be limited. Subject to this limitation, the Company's net operating loss carryforwards and tax credits expire, if unused, at various dates from 2003 through 2012.

                               DIGENE CORPORATION

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                            JUNE 30,
                                                                    ------------------------
                                                                      1996          1997
                                                                    ---------    -----------
    Notes payable to Murex (See Note 3), net of unamortized
      discount...................................................   $      --    $ 1,762,033
    Amounts due to former stockholders, net of unamortized
      discount...................................................     187,260         85,007
    Note payable to lessor.......................................      70,049         43,913
    Other........................................................       4,080             --
                                                                    ---------    -----------
                                                                      261,389      1,890,953
    Current maturities of long-term debt.........................    (109,857)    (1,338,220)
                                                                    ---------    -----------
    Long-term debt, less current maturities......................   $ 151,532    $   552,733
                                                                     ========     ==========

     The unsecured notes payable to Murex arose in conjunction with the Company's acquisition of Murex's HPV customer lists (See Note 3), are noninterest-bearing and have been discounted at 10.00%. Payments are due in ten installments, through December 1998. During 1997, the Company made payments totaling $577,864 and incurred interest expense of $76,107. At June 30, 1997, accrued interest related to these notes totaled $66,562.

     Amounts due to former stockholders, related to repurchases of Common Stock during 1991, are noninterest-bearing, but have been discounted at 8.74%. Payment is due in seven equal annual installments beginning July 1991.

     The note payable to lessor represents the financing of a portion of leasehold improvements made by the lessor under terms of the lease agreement for the Company's research and development facility (See Note 9). The note, originally for $200,000, is payable through December 1998 in 114 equal monthly installments of $2,616 in principal plus interest at 9%. A $75,000 certificate of deposit held by the Company is assigned to the lessor as collateral for the lease obligation.

     Annual maturities of long-term debt outstanding at June 30, 1997 are as follows:

                1998............................................   $1,338,220
                1999............................................      552,733
                                                                   ----------
                                                                   $1,890,953
                                                                    =========

9.  LEASE COMMITMENTS

     The Company occupies a facility serving as its research and development facility. The lease agreement for this facility terminates on December 31, 1998, but provides for a five-year renewal at the Company's option. Under the lease agreement, no rent was due during the period of construction and the initial period of occupancy. The total minimum lease obligation is being expensed over the term of the lease on a straight-line basis, with expense in excess of cash outlays recorded as deferred rent. The lessor agreed to make approximately $372,000 of improvements to the facility at the Company's expense, paid for in cash of $172,000 and a note payable for $200,000 (See Note 8). The minimum annual base rentals are subject to an annual increase of 30% of the increase in the Consumer Price Index.

     The Company's corporate headquarters and production operations are in an office and manufacturing facility. The related lease agreement terminates in July 1998, but is renewable at the Company's option for an additional five-year period. The total minimum lease obligation is being expensed over the term of the lease on a straight-line basis, with the expense in excess of cash outlays recorded as deferred rent.

                               DIGENE CORPORATION

     Future minimum rental commitments under these lease agreements, including where applicable the Company's pro rata share of insurance, real estate taxes and common area operating expenses, are as follows as of June 30, 1997:

                1998..............................................   $577,959
                1999..............................................    217,820
                2000..............................................     28,670
                2001..............................................     13,143
                2002..............................................      8,068
                                                                     --------
                                                                     $845,660
                                                                     ========

     Rent expense under these leases was $380,804, $363,691 and $449,449 for the years ended June 30, 1995, 1996 and 1997, respectively.

     Remaining lease payments, net of anticipated sublease income of approximately $380,000, for facilities vacated as a result of relocation and consolidation were accrued in 1992. The remaining accrual at June 30, 1997 is $100,618.

10.  EMPLOYMENT AGREEMENTS

     During 1997, the Company executed employment agreements with certain key executives under which the Company is required to pay the following base salaries annually over the next four years:

                1998............................................   $  510,000
                1999............................................      418,334
                2000............................................      255,000
                2001............................................      141,875
                                                                   ----------
                                                                   $1,325,209
                                                                    =========

11.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Immediately upon completion of the IPO, all outstanding shares of 1990, 1991, and 1994 Series Preferred Stock converted into shares of Common Stock on a 1 for 0.714 basis.

12.  COMMON STOCK

     On April 15, 1996, the holders of Common Stock purchase warrants elected to purchase 70,436 shares of Common Stock at an exercise price of $6.65 per share. As a result of this warrant exercise, the Company received net proceeds of $468,399. The remaining unexercised warrants expired on April 15, 1996.

     On May 6, 1996, the Company's stockholders approved a 1 for 1.4 reverse stock split of the Company's Common Stock, which became effective on May 20, 1996. All references in the accompanying financial statements to the number of shares of Common Stock and per-share amounts have been restated to reflect the split.

     On May 21, 1996, the Company issued 3,000,000 shares of Common Stock in the IPO, which generated net proceeds of approximately $30,700,000.

                               DIGENE CORPORATION

13.  COMMON STOCK OPTIONS

     The Company has adopted Stock Option Plans (the "Option Plans") under which 2,622,821 shares of Common Stock were reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. The Option Plans provide for grants of stock options to employees (including officers and employee directors), directors and consultants of the Company. The Option Plans were previously administered by the Board of Directors and presently are being administered by the Compensation Committee, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The terms of stock options granted under the Option Plans may not exceed ten years. The exercise price of options granted under the Option Plans, as determined by the Compensation Committee, approximates fair value. The Company does not intend to grant further options under these Option Plans.

     The Company has also granted 162,761 options to purchase Common Stock to outside consultants.

     In March 1996, the Company adopted the Digene Corporation Omnibus Plan (the "Omnibus Plan"). Pursuant to the Omnibus Plan, officers or other employees of the Company may receive options to purchase Common Stock. The Omnibus Plan is administered by the Compensation Committee. 2,000,000 shares have been reserved for issuance under the Omnibus Plan.

     In October 1996, the Company adopted the Digene Corporation Directors' Stock Option Plan (the "Directors' Plan"). Pursuant to the Directors' Plan, directors of the Company may receive options to purchase Common Stock. The Directors' Plan is administered by the Board of Directors. 500,000 shares have been reserved for issuance under the Directors' Plan.

     Common stock options activity is as follows:

                                                               YEARS ENDED JUNE 30,
                                    --------------------------------------------------------------------------
                                             1995                      1996                      1997
                                    ----------------------    ----------------------    ----------------------
                                                 WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                  AVERAGE                   AVERAGE                   AVERAGE
                                                 EXERCISE                  EXERCISE                  EXERCISE
                                     SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
                                    ---------    ---------    ---------    ---------    ---------    ---------
Outstanding at beginning of
  year...........................   1,778,313      $1.08      1,753,211      $1.19      2,660,582     $  4.14
Options granted..................      57,372       4.20        987,033       8.86        460,000       10.14
Options exercised................         (18)       .70        (40,510)       .55       (275,825)        .52
Options canceled or expired......     (82,456)      2.79        (39,152)      2.30        (32,424)       8.66
                                    ---------                 ---------                 ---------
Outstanding at end of year.......   1,753,211       1.19      2,660,582       4.14      2,812,333        5.43
                                     ========                  ========                  ========
Options exercisable at
  year-end.......................   1,133,926      $1.77      1,393,787      $1.88      1,288,218     $  2.53
                                     ========                  ========                  ========

                               DIGENE CORPORATION

     The following table summarizes information about fixed-price stock options outstanding at June 30, 1997:

                                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                         ------------------------------------------    ---------------------------
                                             NUMBER          AVERAGE      WEIGHTED-        NUMBER        WEIGHTED-
                                          OUTSTANDING       REMAINING      AVERAGE      EXERCISABLE       AVERAGE
               RANGE OF                   AT JUNE 30,      CONTRACTUAL    EXERCISE      AT JUNE 30,      EXERCISE
           EXERCISE PRICES                    1997            LIFE          PRICE           1997           PRICE
--------------------------------------   --------------    -----------    ---------    --------------    ---------
$ 0.00 - $ 2.00.......................        880,292          3.57         $0.79           866,597       $  0.78
$ 2.01 - $ 5.00.......................        533,946          5.95          2.40           389,343          2.26
$ 5.01 - $ 8.00.......................        139,753          9.14          6.19            25,612          5.83
$ 8.01 - $11.00.......................      1,124,342          8.83          9.50             6,666         10.00
$11.01 - $13.25.......................        134,000          9.55         13.25                --            --
                                         --------------                   ---------    --------------    ---------
                                            2,812,333                       $5.43         1,288,218       $  2.53
                                          ===========                     =======        ==========       =======

     During fiscal 1997, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in fiscal 1996 and 1997 would have been approximately $3,607,000 and $7,594,000, or $1.78 per share and $0.67 per share, respectively. The effect of applying SFAS No. 123 on 1996 and 1997 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 73%; risk-free interest rate of 5.875%; and expected life of the option term of 6.6 years. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 73%; risk-free interest rate of 6.5%; and expected life of the option term of 6.6 years. The weighted average fair values of the options granted in 1996 with a stock price equal to the exercise price is $9.20 and with a stock price less than the exercise price is $10.29. The weighted average fair values of the options granted in 1997 with a stock price greater than the exercise price is $5.88, with a stock price equal to the exercise price is $10.08 and with a stock price less than the exercise price is $11.50.

14.  RETIREMENT PLAN

     Effective January 1, 1994, the Company adopted a 401(k) Profit Sharing Plan (the "Plan"). The Plan, which covers all employees who have completed six months of service, stipulates that employees may elect an amount between 1% and 15% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in employer contributions over five years. No contributions were made by the Company during the years ended June 30, 1995, 1996 and 1997.

15.  OTHER COMMITMENTS

     The Company's access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties which are based on an aggregate of 3% of applicable future gross sales. During fiscal 1995, 1996 and 1997, total royalties amounted to $124,701, $324,925, and $396,665 respectively.

                               DIGENE CORPORATION

16.  SUBSEQUENT EVENTS

     In August 1997, the Company and Murex entered into a Distribution Agreement, whereby the Company granted to Murex the exclusive right to distribute the Company's HIV RNA Hybrid Capture II, CMV DNA, and HBV DNA Hybrid Capture II assays in specified countries in Europe, Africa, Asia and the Middle East.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors.  The information with respect to directors required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, scheduled to be held on October 28, 1997, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year (the "1997 Proxy Statement").

    (b) Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this report.


ITEM 11.  EXECUTIVE COMMPENSATION

    The information required under this item is incorporated herein by reference to the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the 1997 Proxy Statement.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements of the Company

          Consolidated Financial Statements of the Registrant and Report of Independent Auditors thereon
          Consolidated Balance Sheets as of June 30, 1996 and 1997
          Consolidated Statements of Operations for the fiscal years ended June 30, 1995, 1996 and 1997
          Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended June 30, 1995, 1996 and 1997
          Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1995, 1996 and 1997
          Notes to Consolidated Financial Statements

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

        3.1   Amended and Restated Certificate of Incorporation of the Company.
        3.2   Amended and Restated Bylaws of the Company.
        4.1   Specimen Common Stock certificate.
       10.1   1987 Stock Option Plan.
       10.2   1989 Special Employee Stock Option Plan.
       10.3   1990 Stock Option Plan.
       10.4   1991-A Stock Option Plan.
       10.5   1991-B Stock Option Plan.
       10.6   1996 Omnibus Plan.
       10.7   Employment Agreement dated as of May 1, 1996 between the
              Company and Evan Jones, as amended.
       10.8   Employment Agreement dated as of May 1, 1996 between the
              Company and Charles M. Fleischman, as amended.
       10.9 Employment Agreement dated February 1, 1991, as amended, between the Company and Attila D. Lorincz, Ph.D.
      10.10 Letter Agreement dated May 1, 1992 among the Company, Joseph Migliara, Harris Kaplan, Migliara/Kaplan Associates and Valley Partners.
      10.11 Lease Agreement dated January 13, 1988 between the Company and West Farm Associates Limited Partnership.
      10.12 Lease Agreement dated June 20, 1991 between the Company and Murkirk Manor Associates Limited Partnership
      10.13 Distribution Agreement dated May 19, 1992 between the Company and International Murex Technologies Corporation, as amended,
              May 26, 1993.
      10.14 License Agreement dated September 1, 1995 between the Company and Institut Pasteur.
      10.15 Cross-License, Inc. Agreement dated April 1, 1990 among Life Technologies, Inc. and Institute Pasteur.
      10.16 License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.
      10.17   Stock Purchase Agreement dated September 26, 1988 between the
              Company and Mitsubishi PetroChemical Company, Limited.
      10.18   License Agreement dated December 19, 1990 between the Company and Life Technologies, Inc.
      10.19   Stock Purchase Agreement dated May 31, 1994 between the
              Company and International Murex Technologies Limited ("IMTL").
      10.20 Escrow Agreement dated May 31, 1994 among the Company, IMTL and Reid & Priest, as Escrow Agent.

         10.21   Development and License Agreement dated April 14, 1993 between the Company and International Murex Technologies Corporation
                 ("IMTC").
         10.22   Development and License Agreement dated May 31, 1994 between the Company and IMTC.
         10.23   Common Stock Purchase Warrant of IMTL.
         10.24   Form of Common Stock Purchase Warrant.
         10.25   Stockholders' Agreement dated May 31, 1994 among the Company,
                 IMTL and Armonk Partners.
         10.26   Registration Rights Agreement dated as of May 24, 1996 between the Company, Armonk Partners, Murex Diagnostics Corporation
                 and Certain other Stockholders.
         10.27   Distribution Agreement dated as of February 28, 1996 between the Company and Murex Biotech Limited (confidential treatment has been requested for certain portions of this agreement).
         10.28   License Agreement dated September 27, 1995 between the Company and Kanebo, Ltd.
         10.29   Employment Agreement dated as of January 9, 1997 between the
                 Company and Steven A. Owings (Incorporated by reference to
                 Exhibit 10 of the Registrant's Current Report on Form 8-K
                 dated January 22, 1997).
       10.30**   Agency and Sales Representation Agreement between the Company and Murex dated as of February 1, 1997 (Incorporated by
                 reference to Exhibit 10.1 of the Registrant's Quarterly Report
                 on Form 10-Q for the quarter ended March 31, 1997).
       10.31**   Customer Transfer Agreement between the Company and Murex
                 dated as of February 1, 1997 (Incorporated by reference to
                 Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended March 31, 1997).
         10.32   First Amendment to the Distribution Agreement between the
                 Company and Murex dated as of February 1, 1997 (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1997).
         10.33   Employment Agreement dated as of September 3, 1996 between the
                 Company and Donna Marie Seyfried (Incorporated by reference to
                 Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended September 30, 1996).
        10.34    Director's Stock Option Plan (Incorporated by reference to
                 Exhibit A of the Registrant's Schedule 14A filed on September
                 20, 1996).
        10.35    Employment Agreement dated as of July 11, 1997 between the
                 Company and William J. Payne (Incorporated by reference to
                 Exhibit 10.1 to the Company's Registration Statement on Form
                 S-3, File No. 333-35463).
        10.36    Distribution Agreement dated August 1, 1997 between the
                 Company and Murex Diagnostics Corporation (Incorporated by
                 reference to Exhibit 10.2 to the Company's Registration
                 Statement on Form S-3, File No. 333-35463).
         11.1*   Statement Re: Computation of Per Share Loss.
           21*   Subsidiaries of the Registrant.
         23.1*   Consent of Ernst & Young LLP.
           27*   Financial Data Schedule.

----------

*      Filed herewith.
** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 3, 1997. Such provisions have been filed separately with the Commission.

(b) Reports on Form 8-K.

        The Registrant has not filed any reports on Form 8-K since the beginning of the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      DIGENE CORPORATION


September 29, 1997                                    By /s/ EVAN JONES
                                                        -----------------------
                                                      Evan Jones
                                                      Chief Executive Officer

     We, the undersigned directors and officers of Digene Corporation, do hereby constitute and appoint each of Evan Jones and Charles M. Fleischman, each with full power of substitution, our true and lawful attorney-in-fact and agent to do any and all acts and things in our names and in our behalf in our capacities stated below, which acts and things either of them may deem necessary or advisable to enable Digene Corporation to comply with the Securities Exchange Act of 1934, as amended, any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for any or all of us in our names, in the capacities stated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that they shall do or cause to be done by virtue hereof).

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



            SIGNATURE                        TITLE                                   DATE
            ---------                        -----                                   ----

 /s/ EVAN JONES                        President and Chief Executive              September 29, 1997
-------------------------------        Officer (principal executive
Evan Jones                             officer) and Chairman



 /s/ CHARLES M. FLEISCHMAN             Executive Vice President,                  September 29, 1997
-------------------------------        Chief Operating Officer,
Charles M. Fleischman                  Chief Financial Officer and
                                       Director (principal financial
                                       officer)



 /s/ JOSEPH P. SLATTERY                Controller (principal                      September 29, 1997
-------------------------------        accounting officer)
Joseph P. Slattery




 /s/ JOHN J. WHITEHEAD                Director                                   September 29, 1997
------------------------------
John J. Whitehead


 /s/ JOSEPH M. MIGLIARA               Director                                   September 29, 1997
------------------------------
Joseph M. Migliara


 /s/ JOHN H. LANDON                   Director                                   September 29, 1997
------------------------------
John H. Landon


 /s/ WAYNE T. HOCKMEYER               Director                                   September 29, 1997
------------------------------
Wayne T. Hockmeyer


                                 EXHIBIT INDEX

Exhibit No.   Description                                                                                          Page
-----------   --------------------------------------------------------------------------------------               ----
        3.1   Amended and Restated Certificate of Incorporation of the Company.
        3.2   Amended and Restated Bylaws of the Company.
        4.1   Specimen Common Stock certificate.
       10.1   1987 Stock Option Plan.
       10.2   1989 Special Employee Stock Option Plan.
       10.3   1990 Stock Option Plan.
       10.4   1991-A Stock Option Plan.
       10.5   1991-B Stock Option Plan.
       10.6   1996 Omnibus Plan.
       10.7   Employment Agreement dated as of May 1, 1996 between the Company and Evan Jones, as amended.
       10.8   Employment Agreement dated as of May 1, 1996 between the Company and Charles M.
              Fleischman, as amended.
       10.9   Employment Agreement dated February 1, 1991, as amended, between the Company and
              Attila D. Lorincz, Ph.D.
      10.10   Letter Agreement dated May 1, 1992 among the Company,
              Joseph Migliara, Harris Kaplan, Migliara/Kaplan
              Associates and Valley Partners.
      10.11   Lease Agreement dated January 13, 1988 between the Company and West Farm Associates
              Limited Partnership.
      10.12   Lease Agreement dated June 20, 1991 between the Company and Murkirk Manor Associates
              Limited Partnership
      10.13   Distribution Agreement dated May 19, 1992 between the
              Company and International Murex Technologies Corporation,
              as amended, May 26, 1993.
      10.14   License Agreement dated September 1, 1995 between the Company and Institut Pasteur.
      10.15   Cross-License, Inc. Agreement dated April 1, 1990 among Life Technologies, Inc. and
              Institute Pasteur.
      10.16   License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.
      10.17   Stock Purchase Agreement dated September 26, 1988 between the Company and Mitsubishi
              PetroChemical Company, Limited.
      10.18   License Agreement dated December 19, 1990 between the Company and Life Technologies,
              Inc.
      10.19   Stock Purchase Agreement dated May 31, 1994 between the Company and International
              Murex Technologies Limited ("IMTL").
      10.20   Escrow Agreement dated May 31, 1994 among the Company, IMTL and Reid & Priest, as
              Escrow Agent.
      10.21   Development and License Agreement dated April 14, 1993
              between the Company and International Murex Technologies
              Corporation ("IMTC").
      10.22   Development and License Agreement dated May 31, 1994 between the Company and IMTC.
      10.23   Common Stock Purchase Warrant of IMTL.
      10.24   Form of Common Stock Purchase Warrant.
      10.25   Stockholders' Agreement dated May 31, 1994 among the Company, IMTL and Armonk
              Partners.

          10.26   Registration Rights Agreement dated as of May 24, 1996 between the Company,
                  Armonk Partners, Murex Diagnostics Corporation and Certain other Stockholders.
          10.27   Distribution Agreement dated as of February 28, 1996 between the Company and
                  Murex Biotech Limited (confidential treatment has been requested for certain portions of this agreement).
          10.28   License Agreement dated September 27, 1995 between the Company and Kanebo, Ltd.
                  10.29 Employment Agreement dated as  of January 9, 1997 between the Company and
                  Steven A. Ownings (Incorporated by reference to Exhibit 10 of the Registrant's
                  Current Report 8-K dated January 22, 1997)
        10.30**   Agency and Sales Representation Agreementbetween the Company and Murex dated as of February 1, 1997 (Incorporated by reference to Exhibit 10.1 of the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1997)
        10.31**   Customer Transfer Agreement between the Company and Murex dated as of February
                  1, 1997 (Incorporated by reference to Exhibit 10.2 of the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
          10.32   First Amendment to the Distribution Agreement between the Company and Murex dated as of February 1, 1997 (Incorporated by reference to Exhibit 10.3 of the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1997)
          10.33   Employment Agreement dated as of September 3, 1996 between the Company and
                  Donna Marie Seyfried (Incorporated by reference to Exhibit 10 of the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                  1996)
         10.34    Director's Stock Option Plan
         10.35    Employment Agreement dated as of July 11, 1997 between the Company and William
                  J. Payne
         10.36    Distribution Agreement dated August 1, 1997 between the Company and Murex
                  Diagnostics Corporation
          11.1*   Statement Re: Computation of Per Share Loss.
            21*   Subsidiaries of the Registrant.
          23.1*   Consent of Ernst & Young LLP
            27*   Financial Data Schedule.

----------

*           Filed herewith.
** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 3, 1997. Such provisions have been filed separately with the Commission.

                                   SCHEDULE I

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Digene Corporation


        We have audited the consolidated financial statements of Digene Corporation as of June 30, 1996 and 1997 and for each of the three years in the period ended June 30, 1997 and have issued our report thereon dated August 15, 1997 (included elsewhere in this report). Our audits also included the financial statement schedule listed in Item 14(a) of this report. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.







                                                        /s/ ERNST & YOUNG LLP

Vienna, Virginia
August 15, 1997

          SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


              DIGENE CORPORATION

                                                     BALANCE AT
                                                    BEGINNING OF                                BALANCE AT
                 CLASSIFICATION                        PERIOD       ADDITIONS    DEDUCTIONS    END OF PERIOD
-------------------------------------------------   ------------    ---------    ----------    -------------
Allowance for doubtful accounts:
     Year ended June 30, 1995....................       $ 55          $  15        $  (19)(1)      $  51
     Year ended June 30, 1996....................         51             10            --             61
     Year ended June 30, 1997....................         61             --            --             61

Reserve for inventory obsolescence:
     Year ended June 30, 1995....................       $200          $  63        $ (128)(2)      $ 135
     Year ended June 30, 1996....................        135            115            --            250
     Year ended June 30, 1997....................        250             89            --            339

---------------
(1) Write off of accounts receivable

(2) Write off of obsolete inventory