Form 10-Q
period 1997-09-30
DIGENE CORP
filed 1997-11-03
CIK 1011582

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from            to
                                   -----------   ---------

                         Commission file number 0-28194

                               DIGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                          52-1536128
        -------------------------------                 ------------------------------------
        (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
         incorporation or organization)

           9000 VIRGINIA MANOR ROAD
             BELTSVILLE, MARYLAND                                         20705
   ----------------------------------------                          ---------------
   (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (301) 470-6500
                                                   --------------

                                NOT APPLICABLE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares outstanding as of
             Class                                             October 28, 1997
--------------------------------------                    ------------------------
Common Stock, par value $.01 per share                           13,878,205

================================================================================

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                             Page
                                                                                                             ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION:

      Item 1.    Consolidated Financial Statements -

             Consolidated Balance Sheets -
                   September 30, 1997 and June 30, 1997                                                        1

             Consolidated Statements of Operations -
                   Three months ended September 30, 1997 and 1996                                              2

             Consolidated Statements of Cash Flows -
                   Three months ended September 30, 1997 and 1996                                              3

             Notes to Consolidated Financial Statements                                                        4

      Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                         5

PART II.  OTHER INFORMATION:

      Item 2.    Changes in Securities and Use of Proceeds                                                     8

      Item 4.    Submission of Matters to a Vote of Security Holders                                           9

      Item 6.    Exhibits and Reports on Form 8-K                                                              10

SIGNATURES                                                                                                     11

EXHIBIT INDEX                                                                                                  12

PART I.  CONSOLIDATED FINANCIAL INFORMATION

                               DIGENE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,        JUNE 30,
                                                                         1997              1997
                                                                    -------------     -------------
                                                                     (UNAUDITED)          (NOTE)
                               ASSETS
Current assets:
   Cash and cash equivalents                                        $  7,119,672      $  8,452,864
   Short-term investments                                              9,182,078        11,061,283
   Accounts receivable, less allowance of approximately $61,000 at
      September 30, 1997 and June 30, 1997                             1,984,018         1,767,682
   Due from related party                                              2,037,541         2,395,792
   Inventories                                                         3,267,772         2,425,167
   Prepaid expenses and other current assets                             360,865           446,368
                                                                    -------------     -------------

Total current assets                                                  23,951,946        26,549,156

Property and equipment, net                                            1,319,246         1,214,548
Intangible assets, net                                                 2,177,661         2,308,641
Deposits                                                                 256,252           134,564
                                                                    -------------     -------------

Total assets                                                        $ 27,705,105      $ 30,206,909
                                                                    =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $  1,834,985      $  2,093,893
   Accrued expenses                                                      615,457           772,037
   Accrued payroll                                                       699,518           602,555
   Due to related party                                                  529,067           443,332
   Current maturities of long-term debt                                1,300,207         1,338,220
                                                                    -------------     -------------

Total current liabilities                                              4,979,234         5,250,037

Long-term debt, less current maturities                                  270,081           552,733
Accrued rent                                                              89,474           100,618
Deferred rent                                                             30,984            37,318

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
      11,590,361 and 11,579,530 shares issued and outstanding at
      September 30, 1997 and June 30, 1997, respectively                 115,904           115,795
   Additional paid-in capital                                         49,506,880        49,477,621
   Accumulated deficit                                               (27,287,452)      (25,327,213)
                                                                    -------------     -------------


Total stockholders' equity                                            22,335,332        24,266,203
                                                                    -------------     -------------

Total liabilities and stockholders' equity                          $ 27,705,105      $ 30,206,909
                                                                    =============     =============



Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.

                               DIGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 --------------------------------
                                                                      1997               1996
                                                                 -------------      -------------
                                                                           (UNAUDITED)
Revenues:
   Product sales                                                 $  2,512,010       $  1,856,496
   Research and development contracts                                  13,900            147,026
                                                                 -------------      -------------

Total revenues                                                      2,525,910          2,003,522

Costs and expenses:
   Cost of product sales                                              714,411            776,877
   Research and development                                           991,139            750,233
   Selling and marketing                                            1,710,916            796,297
   General and administrative                                       1,031,061            822,235
   Amortization of intangible assets                                  130,980              8,201
                                                                 -------------      -------------

Loss from operations                                               (2,052,597)        (1,150,321)

Other income (expense):
   Other income (expense)                                             (51,267)            25,114
   Interest income                                                    189,074            394,494
   Interest expense                                                   (45,449)            (2,028)
                                                                 -------------      -------------

Net loss                                                         $ (1,960,239)      $   (732,741)
                                                                 =============      =============

Net loss per share                                               $      (0.17)      $      (0.06)
                                                                 =============      =============


Weighted average shares outstanding                                11,585,271         11,308,900
                                                                 =============      =============

                               DIGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -------------------------------
                                                                         1997              1996
                                                                    -------------     -------------
                                                                              (UNAUDITED)
OPERATING ACTIVITIES
   Net loss                                                         $ (1,960,239)     $   (732,741)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization of property and equipment            153,436            99,621
      Amortization of intangible assets                                  130,980             8,201
      Changes in operating assets and liabilities:
          Accounts receivable                                           (216,336)         (145,416)
          Due from related party                                         358,251          (149,948)
          Inventories                                                   (842,605)         (193,472)
          Prepaid expenses and other current assets                       85,503            80,870
          Deposits                                                      (121,688)          (27,958)
          Accounts payable                                              (258,908)         (419,793)
          Accrued expenses                                              (156,580)           66,896
          Accrued payroll                                                 96,963            87,073
          Due to related party                                            85,735             -
          Accrued rent                                                   (11,144)          (16,135)
          Deferred rent                                                   (6,334)           (5,692)
                                                                    -------------     -------------

Net cash used in operating activities                                 (2,662,966)       (1,348,494)

INVESTING ACTIVITIES
   Purchases of short-term investments                                (2,481,183)       (7,525,636)
   Maturities of short-term investments                                4,360,388             -
   Capital expenditures                                                 (258,134)         (283,228)
   Additions to intangible assets                                          -                 5,100
                                                                    -------------     -------------

Net cash provided by (used in) investing activities                    1,621,071        (7,803,764)

FINANCING ACTIVITIES
   Exercise of Common Stock options                                       29,368             2,761
   Principal repayments on long-term debt                               (320,665)         (111,299)
                                                                    -------------     -------------

Net cash used in financing activities                                   (291,297)         (108,538)
                                                                    -------------     -------------

Net decrease in cash and cash equivalents                             (1,333,192)       (9,260,796)
Cash and cash equivalents at beginning of period                       8,452,864        24,107,325
                                                                    -------------     -------------

Cash and cash equivalents at end of period                          $  7,119,672      $ 14,846,529
                                                                    =============     =============

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The financial statements for the three month periods ended September 30, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with Digene Corporation's (the "Company") Annual Report on Form 10-K for the year ended June 30, 1997, which includes financial statements and notes thereto for the years ended June 30, 1997, 1996 and 1995.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.  NET LOSS PER SHARE

The Company's net loss per share calculations are based on the weighted average number of shares of Common Stock outstanding. The Company is required to calculate the weighted average shares outstanding pursuant to APB 15. APB 15 requires that shares of Common Stock issuable upon the exercise of stock options and warrants or conversion of convertible Preferred Stock are included in the weighted average shares outstanding only if the effect of their inclusion is dilutive. The Company has not included such shares of Common Stock in its weighted average shares outstanding since the effect is anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which is required to be adopted for the Company's consolidated financial statements for the fiscal year ending June 30, 1998. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate all prior periods. Under the new requirements for calculating primary net loss per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of primary and fully diluted net loss per share in the consolidated financial statements is not expected to be material.

3.  PUBLIC OFFERING

On October 20, 1997, the Company completed a public offering of 2,250,000 shares of its common stock, the net proceeds of which, after underwriters' commissions, were $21,150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS.

Statements regarding Digene Corporation's (the "Company") expectations as to financial results and other aspects of its business set forth below or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, uncertainty of future profitability, uncertainty of market acceptance, risks inherent in international transactions, dependence on third party reimbursement, competition, dependence on European distributor, extent of government regulations, and the uncertainty regarding patents and proprietary rights.

RESULTS OF OPERATIONS

Product sales increased to $2,512,000 for the three months ended September 30, 1997 from $1,856,000 for the same period in 1996. The increase was due, primarily, to increased sales of the Company's HPV tests.

Research and development contract revenues decreased to $14,000 for the three months ended September 30, 1997 from $147,000 for the same period in 1996. The decrease was due, primarily, to the completion of funding under certain contracts.

Cost of product sales decreased to $714,000 for the three months ended September 30, 1997 from $777,000 for the same period in 1996. Gross margin on product sales increased to 72% for the three months ended September 30, 1997 from 58% for the same period in 1996. This increase was due, primarily, to increased overhead absorption, increased sales of higher-margin Hybrid Capture products and increased pricing.

Research and development expenses increased to $991,000 for the three months ended September 30, 1997 from $750,000 for the same period in 1996. The increase was due, primarily, to the hiring of additional personnel and the related incidental expenses to develop additional tests using the Hybrid Capture technology and to improve the sensitivity and ease of use of that technology.

Selling and marketing expenses increased to $1,711,000 for the three months ended September 30, 1997 from $796,000 for the same period in 1996. The increase was due, primarily, to substantial increases in sales and marketing programs and to the hiring of additional selling and marketing personnel.

General and administrative expenses increased to $1,031,000 for the three months ended September 30, 1997 from $822,000 for the same period in 1996. The increase was due, primarily, to the hiring of additional administrative personnel to support the Company's growth objectives.

Amortization of intangible assets increased to $131,000 for the three months ended September 30, 1997 from $8,000 for the same period in 1996. The increase was due to amortization of intangibles acquired in February 1997.

Interest income decreased to $189,000 for the three months ended September 30, 1997 from $394,000 for the same period in 1996. The decrease was due to a decline in investments resulting from the Company's use of invested funds for working capital purposes.

Interest expense increased to $45,000 for the three months ended September 30, 1997 from $2,000 for the same period in 1996. The increase was due to an increase in indebtedness in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated deficit of approximately $27,287,000 at September 30, 1997. The Company has funded its operations primarily through the sale of equity securities. The Company has experienced negative cash flows from operations of $2,663,000 and $1,348,000 for the three months ended September 30, 1997, and 1996, respectively.

Capital expenditures decreased to $258,000 in the first quarter of fiscal 1998 from $283,000 in the first quarter of fiscal 1997, due, primarily, to a reduction in the acquisition of laboratory and computer equipment in the fiscal 1998 period.

The Company does not have any bank financing arrangements. The Company's indebtedness consists, primarily, of notes payable related to its expansion into the European market.

On October 20, 1997, the Company completed a public offering of 2,250,000 shares of its common stock, the net proceeds of which, after underwriters' commissions, were $21,150,000.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities and expand its manufacturing capabilities. The Company expects that its existing capital resources, together with the net proceeds of the Company's recent public offering and the interest thereon, will be adequate to fund the Company's operations through 1999. No assurances can be given that there will be no changes in the Company that would consume a significant amount of its available resources before that time. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in its regulatory affairs activities, the cost and timing of expansion of manufacturing capabilities, the expansion of the Company's direct European sales operations, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that the Company's existing capital resources and funds generated from the Company's operations, together with its existing capital resources and the proceeds of the Company's recent public offering and the interest earned thereon, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The terms and prices of any equity or debt financings may be significantly more favorable to investors than those of the Common Stock sold in the Company's recent public offering. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Effective date of the registration for which the
use of proceeds information is being disclosed:                   May 21, 1996

SEC file number assigned to the registration statement:           0-28194

Offering commencement date:                                       May 22, 1996
(Offering was not terminated before the sale of
 all securities registered)

Names of managing underwriters:                                   UBS Securities LLC
                                                                  Montgomery Securities

Title of security:                                                Common Stock, par value $.01 per share

FOR THE ACCOUNT OF THE ISSUER
-----------------------------
Amount registered                                                    3,000,000 shares
Aggregate price of offering amount registered                     $ 34,500,000
Amount sold                                                          3,000,000 shares
Aggregate offering price of amount sold                           $ 34,500,000

DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:
------------------------------------------
Underwriting discounts and commissions                            $  2,415,000
Other expenses                                                    $  1,180,000
                                                                 --------------
TOTAL EXPENSES                                                    $  3,595,000

NET OFFERING PROCEEDS TO THE ISSUER                               $ 30,905,000

DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:
------------------------------------------
Construction of plant, building and facilities                    $    162,000
Purchases and installations of machinery and equipment            $  1,081,000
Repayment of indebtedness                                         $  2,909,000
Working capital                                                   $ 11,085,000

Temporary investments
---------------------
Option Market Preferred Stock                                     $    500,000
Corporate Bonds                                                   $  7,126,000
Commercial Paper                                                  $  6,145,000

Other purposes
--------------
Payments re:  Murex Agency Agreement                              $  1,897,000

                                                                 --------------
TOTAL                                                             $ 30,905,000

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Registrant held on October 28, 1997, the holders of Common Stock elected the following uncontested nominees as directors of the Company to hold office until the year 2000 annual meeting of stockholders or until their successors are duly elected and qualified:

                                  Votes                     Votes
    Nominee                        For                    Withheld
    -------                       -----                   --------
John H. Landon                  7,046,207                   3,600
John J. Whitehead               7,046,207                   3,600

There were no broker non-votes in the election of directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-2968))

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-2968))

4.1   Form of Common Stock Certificate (Incorporated by reference to Exhibit
      4.1 to the Company's Registration Statement on Form S-1 (File No.
      333-2968))

27    Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIGENE CORPORATION


Date:     October 31, 1997             By:  /s/  Charles M. Fleischman
     --------------------------           -------------------------------------
                                                 Charles M. Fleischman
                                                Executive Vice President,
                                                Chief Operating Officer,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date:     October 31, 1997             By:  /s/  Joseph P. Slattery
     --------------------------           -------------------------------------
                                                 Joseph P. Slattery
                                                      Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


   Exhibit No.         Description                                                       Page
   -----------         -----------                                                       ----
      3.1              Amended and Restated Certificate of Incorporation
                       (Incorporated by reference to Exhibit 3.1 to the Company's
                       Registration Statement on Form S-1 (File No. 333-2968))

      3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
                       Form S-1 (File No. 333-2968))

      4.1 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                       Form S-1 (File No. 333-2968))

      27               Financial Data Schedule
