Form 10-Q
period 1997-12-31
DIGENE CORP
filed 1998-02-13
CIK 1011582

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to _________

                         Commission file number 0-28194

                               DIGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       52-1536128
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        9000 VIRGINIA MANOR ROAD
          BELTSVILLE, MARYLAND                             20705
----------------------------------------                ----------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares outstanding as of
                Class                                     February 11, 1998
 --------------------------------------              ---------------------------
 Common Stock, par value $.01 per share                      13,892,249
--------------------------------------------------------------------------------

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q


                                                                                         Page
                                                                                         ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION:

     Item 1.  Consolidated Financial Statements -

              Consolidated Balance Sheets -
                   December 31, 1997 and June 30, 1997                                     1

              Consolidated Statements of Operations -
                   Three months ended December 31, 1997 and 1996;                          2
                   Six months ended December 31, 1997 and 1996

              Consolidated Statements of Cash Flows -
                   Six months ended December 31, 1997 and 1996                             3

              Notes to Consolidated Financial Statements                                   4

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        5

PART II.  OTHER INFORMATION:

     Item 2.  Changes in Securities and Use of Proceeds                                    8

     Item 6.  Exhibits and Reports on Form 8-K                                             9

SIGNATURES                                                                                 10

EXHIBIT INDEX                                                                              11


PART I.  CONSOLIDATED FINANCIAL INFORMATION

                               DIGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                DECEMBER 31,         JUNE 30,
                                                                                    1997              1997
                                                                                ------------      ------------
                                                                                (UNAUDITED)          (NOTE)
                                             ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 28,171,034      $  8,452,864
     Short-term investments                                                        6,347,148        11,061,283
     Accounts receivable, less allowance of approximately $76,000 at
         December 31, 1997 and $61,000 at June 30, 1997                            1,479,275         1,767,682
     Due from related party                                                        1,397,876         2,395,792
     Inventories                                                                   3,582,554         2,425,167
     Prepaid expenses and other current assets                                       279,846           446,368
                                                                                ------------      ------------

Total current assets                                                              41,257,733        26,549,156

Property and equipment, net                                                        2,025,681         1,214,548
Intangible assets, net                                                             2,052,078         2,308,641
Deposits                                                                              89,887           134,564
                                                                                ------------      ------------

Total assets                                                                    $ 45,425,379      $ 30,206,909
                                                                                ============      ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $  1,764,717      $  2,093,893
     Accrued expenses                                                                549,354           772,037
     Accrued payroll                                                                 858,647           602,555
     Due to related party                                                                  -           443,332
     Current maturities of long-term debt                                          1,099,941         1,338,220
                                                                                ------------      ------------

Total current liabilities                                                          4,272,659         5,250,037

Long-term debt, less current maturities                                                    -           552,733
Accrued rent                                                                          78,330           100,618
Deferred rent                                                                         24,649            37,318

Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized, 13,889,893 and
        11,579,530 shares issued and outstanding at December 31, 1997
        and June 30, 1997, respectively                                              138,899           115,795
     Additional paid-in capital                                                   70,250,346        49,477,621
     Accumulated deficit                                                         (29,339,504)      (25,327,213)
                                                                                ------------      ------------

Total stockholders' equity                                                        41,049,741        24,266,203
                                                                                ------------      ------------

Total liabilities and stockholders' equity                                      $ 45,425,379      $ 30,206,909
                                                                                ============      ============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    DECEMBER 31,                         DECEMBER 31,
                                            ------------------------------      ------------------------------
                                                1997              1996               1997              1996
                                            --------------    ------------      --------------    ------------
Revenues:
     Product sales                          $  2,944,227      $  1,962,194      $  5,456,237      $  3,818,690
     Research and development contracts           12,600           247,132            26,500           394,158
                                            ------------      ------------      ------------      ------------

Total revenues                                 2,956,827         2,209,326         5,482,737         4,212,848

Costs and expenses:
     Cost of product sales                       834,838           771,909         1,549,249         1,548,786
     Research and development                  1,287,843           984,684         2,278,982         1,734,917
     Selling and marketing                     1,888,014         1,059,837         3,598,930         1,856,134
     General and administrative                1,221,605           937,481         2,252,666         1,759,716
     Amortization of intangible assets           126,841             8,201           257,821            16,402
                                            ------------      ------------      ------------      ------------

Loss from operations                          (2,402,314)       (1,552,786)       (4,454,911)       (2,703,107)

Other income (expense):
     Other income (expense)                      (34,073)          (55,143)          (85,340)          (30,029)
     Interest income                             422,722           438,105           611,796           832,599
     Interest expense                            (38,387)           (1,847)          (83,836)           (3,875)
                                            ------------      ------------      ------------      ------------

Net loss                                    $ (2,052,052)     $ (1,171,671)     $ (4,012,291)     $ (1,904,412)
                                            ============      ============      ============      ============

Basic and diluted net loss per share        $      (0.15)     $      (0.10)     $      (0.32)     $      (0.17)
                                            ============      ============      ============      ============

Weighted average shares outstanding           13,412,271        11,312,446        12,498,771        11,310,665
                                            ============      ============      ============      ============

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                     ------------------------------
                                                                        1997               1996
                                                                     -------------     -------------
                                                                               (UNAUDITED)
OPERATING ACTIVITIES
     Net loss                                                        $ (4,012,291)     $ (1,904,412)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization of property and equipment          314,009           205,814
         Amortization of intangible assets                                257,821            16,402
         Changes in operating assets and liabilities:
              Accounts receivable                                         288,407          (313,322)
              Due from related party                                      997,916          (283,545)
              Inventories                                              (1,157,387)          (35,306)
              Prepaid expenses and other current assets                   166,522            68,205
              Deposits                                                     44,677           (38,675)
              Accounts payable                                           (329,176)       (1,102,500)
              Accrued expenses                                           (222,683)          221,625
              Accrued payroll                                             256,092           132,820
              Due to related party                                       (443,332)                -
              Accrued rent                                                (22,288)          (26,455)
              Deferred rent                                               (12,669)          (12,026)
                                                                     ------------      ------------

Net cash used in operating activities                                  (3,874,382)       (3,071,375)

INVESTING ACTIVITIES
     Purchases of short-term investments                               (5,479,683)       (7,525,636)
     Maturities of short-term investments                              10,193,818         2,959,656
     Capital expenditures                                              (1,125,142)         (479,908)
     Additions to intangible assets                                        (1,258)            5,100
                                                                     ------------      ------------

Net cash provided by (used in) investing activities                     3,587,735        (5,040,788)

FINANCING ACTIVITIES
     Net proceeds from issuance of Common Stock                        20,654,415                 -
     Exercise of Common Stock options                                     141,414            68,173
     Principal repayments on long-term debt                              (791,012)         (118,889)
                                                                     ------------      ------------

Net cash provided by (used in) financing activities                    20,004,817           (50,716)
                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents                   19,718,170        (8,162,879)
Cash and cash equivalents at beginning of period                        8,452,864        24,107,325
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $ 28,171,034      $ 15,944,446
                                                                     ============      ============

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements for the three month and six month periods ended December 31, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with Digene Corporation's (the "Company") Annual Report on Form 10-K for the year ended June 30, 1997, which includes financial statements and notes thereto for the years ended June 30, 1997, 1996 and 1995.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.  NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3.  PUBLIC OFFERING

On October 20, 1997, the Company completed a public offering of 2,250,000 shares of its common stock, the net proceeds of which, after underwriters' commissions and expenses, were $20,654,000.

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

RESULTS OF OPERATIONS

Product sales increased to $2,944,000 and $5,456,000 for the three and six month periods ended December 31, 1997, respectively, from $1,962,000 and $3,819,000 for the corresponding periods in 1996. The increase was due, primarily, to increased sales of the Company's HPV, CMV and HIV tests.

Research and development contract revenues decreased to $13,000 and $27,000 for the three and six month periods ended December 31, 1997, respectively, from $247,000 and $394,000 for the corresponding periods in 1996. The decrease was due, primarily, to the completion of funding under certain contracts.

Cost of product sales increased to $835,000 for the three month period from $772,000 and remained constant at $1,549,000 for the six month period ending December 31, 1997, respectively, from the corresponding periods in 1996. Gross margin on product sales increased to 72% for both the three and six month periods ended December 31, 1997 from 61% and 59%, respectively, for the corresponding periods in 1996. This increase was due, primarily, to increased overhead absorption (notwithstanding increases in total overhead costs), increased sales of higher-margin Hybrid Capture products and increased product pricing.

Research and development expenses increased to $1,288,000 and $2,279,000 for the three and six month periods ended December 31, 1997, respectively, from $985,000 and $1,735,000 for the corresponding periods in 1996. The increase was due, primarily, to the hiring of additional personnel and the related incidental expenses to develop additional tests using the Hybrid Capture technology and to improve the sensitivity and ease of use of that technology.

Selling and marketing expenses increased to $1,888,000 and $3,599,000 for the three and six month periods ended December 31, 1997, respectively, from $1,060,000 and $1,856,000 for the corresponding periods in 1996. The increase was due, primarily, to substantial increases in sales and marketing programs and to the hiring of additional selling and marketing personnel in conjunction with the Company's efforts to increase product sales.

General and administrative expenses increased to $1,222,000 and $2,253,000 for the three and six month periods ended December 31, 1997, respectively, from $937,000 and $1,760,000 for the corresponding periods in 1996. The increase was due, primarily, to the hiring of additional administrative personnel to support the Company's growth objectives, as well as increased overhead associated with the Company's European expansion.

Amortization of intangible assets increased to $127,000 and $258,000 for the three and six month periods ended December 31, 1997, respectively, from $8,000 and $16,000 for the corresponding periods in 1996. The increase was due to amortization of intangibles acquired in February 1997.

Interest income decreased to $423,000 and $612,000 for the three and six month periods ended December 31, 1997, respectively, from $438,000 and $833,000 for the corresponding periods in 1996. The decrease was due to a decline in the average investment balances resulting from the Company's use of invested funds for working capital purposes, notwithstanding the receipt of net proceeds of $20,654,000 from the Company's public offering of 2,250,000 shares of its common stock in October 1997.

Interest expense increased to $38,000 and $84,000 for the three and six month periods ended December 31, 1997, respectively, from $2,000 and $4,000 for the corresponding periods in 1996. The increase was due to an increase in indebtedness in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated deficit of approximately $29,340,000 at December 31, 1997. The Company has funded its operations primarily through the sale of equity securities. The Company has experienced negative cash flows from operations of $3,874,000 and $3,071,000 for the six months ended December 31, 1997, and 1996, respectively.

Capital expenditures increased to $1,125,000 for the six months ended December 31, 1997 from $480,000 for the corresponding period in 1996, due, primarily, to the build-up of operations in Europe.

The Company does not have any bank financing arrangements. The Company's indebtedness consists, primarily, of notes payable related to its expansion into the European market.

The Company is considering whether there are any year 2000 issues which may affect the Company. No determination has been made whether any such issues would have a material adverse effect on the Company's business, financial condition or results of operations.

On October 20, 1997, the Company completed a public offering of 2,250,000 shares of its common stock, the net proceeds of which, after underwriters' commissions and expenses, were $20,654,000.

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

Offering commencement date:                                    May 22, 1996
(Offering was not terminated before the sale of
 all securities registered)

Names of managing underwriters:                                UBS Securities LLC
                                                               Montgomery Securities

Title of security:                                             Common Stock, par value $.01
                                                                 per share



NET OFFERING PROCEEDS TO THE ISSUER                                   $  30,905,000

DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:
------------------------------------------
Construction of plant, building and facilities                        $     326,000
Purchases and installations of machinery and equipment                $   1,785,000
Repayment of indebtedness                                             $   2,916,000
Working capital                                                       $  13,330,000

Temporary investments
---------------------
Option Market Preferred Stock                                         $     500,000
Corporate Bonds                                                       $   5,707,000
Federal Agencies                                                      $   3,941,000

Other purposes
--------------
Payments re:  Murex Agency Agreement                                  $   2,400,000

                                                                      -------------
TOTAL                                                                 $  30,905,000


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

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DIGENE CORPORATION

Date:  January 31, 1998                   By:/s/  Charles M. Fleischman
     ---------------------                   --------------------------------
                                                    Charles M. Fleischman
                                                   Executive Vice President,
                                                   Chief Operating Officer,
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

Date:  January 31, 1998                   By:/s/  Joseph P. Slattery
     ---------------------                   --------------------------------
                                                   Joseph P. Slattery
                                                       Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.  Description                                                  Page
-----------  -----------                                                  ----
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