Form 10-Q
period 1998-03-31
DIGENE CORP
filed 1998-05-15
CIK 1011582

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1998

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares outstanding as of
               Class                                      May 13, 1998
 --------------------------------------                -----------------
 Common Stock, par value $.01 per share                    14,117,308

================================================================================

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                           Page

PART I.  CONSOLIDATED FINANCIAL INFORMATION:

      Item 1.  Consolidated Financial Statements -

           Consolidated Balance Sheets -

                 March 31, 1998 and June 30, 1997                            1

           Consolidated Statements of Operations -

                 Three months ended March 31, 1998 and 1997;                 2
                 Nine months ended  March 31, 1998 and 1997

           Consolidated Statements of Cash Flows -

                 Nine months ended March 31, 1998 and 1997                   3

           Notes to Consolidated Financial Statements                        4

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           5

PART II.  OTHER INFORMATION:

      Item 2.  Changes in Securities and Use of Proceeds                     8

      Item 6.  Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                                  10

EXHIBIT INDEX                                                               11

PART I.  CONSOLIDATED FINANCIAL INFORMATION

                               DIGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,        JUNE 30,
                                                                                    1998             1997
                                                                                -------------     -----------
                                                                                 (UNAUDITED)         (NOTE)
                          ASSETS
Current assets:
   Cash and cash equivalents                                                      $19,016,237     $ 8,452,864
   Short-term investments                                                          11,315,374      11,061,283
   Accounts receivable, less allowance of approximately $61,000 at                  1,677,311       1,767,682
      March 31, 1998 and June 30, 1997, respectively
   Due from related party                                                           1,552,333       2,395,792
   Inventories                                                                      4,118,251       2,425,167
   Prepaid expenses and other current assets                                          302,362         446,368
                                                                                  -----------     -----------

Total current assets                                                               37,981,868      26,549,156

Property and equipment, net                                                         2,535,544       1,214,548
Intangible assets, net                                                              1,929,950       2,308,641
Deposits                                                                              108,094         134,564
                                                                                  ------------    -----------

Total assets                                                                      $42,555,456     $30,206,909
                                                                                  ===========     ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $1,828,172      $2,093,893
   Accrued expenses                                                                  649,491         772,037
   Accrued payroll                                                                 1,134,321         602,555
   Due to related party                                                                    -         443,332
   Current maturities of long-term debt                                              824,897       1,338,220
                                                                                  ------------    -----------
Total current liabilities                                                          4,436,881       5,250,037

Long-term debt, less current maturities                                              342,787         552,733
Accrued rent                                                                          66,331         100,618
Deferred rent                                                                         18,314          37,318

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized, 13,971,965 and 11,579,530 shares issued and outstanding at March 31, 1998
      and June 30, 1997, respectively                                                139,720         115,795
   Additional paid-in capital                                                     70,302,472      49,477,621
   Accumulated deficit                                                           (32,751,049)    (25,327,213)
                                                                                 -------------  -------------

Total stockholders' equity                                                        37,691,143      24,266,203
                                                                                 -------------  ------------

Total liabilities and stockholders' equity                                       $42,555,456    $ 30,206,909
                                                                                 ===========    ============


Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                              MARCH 31,                      MARCH 31,

                                     ----------------------------   ----------------------------
                                         1998           1997            1998           1997
                                     -------------  -------------   -------------  -------------
    Revenues:
       Product sales                  $ 3,231,388    $ 2,418,339     $ 8,687,625    $ 6,237,029
       Research and development
         contracts                              -         99,536          26,500        493,694
                                      -------------  -------------   -------------  -------------

    Total revenues                      3,231,388      2,517,875       8,714,125      6,730,723

    Costs and expenses:
       Cost of product sales              970,594        884,712       2,519,843      2,433,498
       Research and development         1,518,899      1,049,803       3,797,881      2,784,720
       Selling and marketing            2,996,807      1,120,323       6,595,737      2,976,457
       General and administrative       1,354,211      1,453,995       3,606,877      3,213,711
       Amortization of intangible
         assets                           125,192         91,440         383,013        107,842
                                      -------------  -------------   -------------  -------------

    Loss from operations               (3,734,315)    (2,082,398)     (8,189,226)    (4,785,505)

    Other income (expense):
       Other income (expense)             (58,999)       (37,532)       (144,339)       (67,561)
       Interest income                    416,497        373,879       1,028,293      1,206,478
       Interest expense                   (34,728)       (32,029)       (118,564)       (35,904)
                                     -------------  -------------   -------------  -------------
    Net loss                         $ (3,411,545)  $ (1,778,080)   $ (7,423,836)  $ (3,682,492)
                                     =============  =============   =============  =============
    Basic and diluted net loss       $      (0.25)  $      (0.16)   $      (0.57)  $      (0.32)
       per share                     =============  =============   =============  =============
    Weighted average shares            13,908,214      11,418,954      12,961,727     11,346,234
       outstanding                   =============  =============   =============  =============

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -------------------------------
                                                                                     1998             1997
                                                                                --------------    -------------
                                                                                           (UNAUDITED)
OPERATING ACTIVITIES
   Net loss                                                                     $ (7,423,836)     $ (3,682,492)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization of property and equipment                        553,183           327,443
      Amortization of intangible assets                                              383,014           107,842
      Changes in operating assets and liabilities:
         Accounts receivable                                                          90,371          (546,212)
         Due from related party                                                      843,459        (1,039,958)
         Inventories                                                              (1,693,084)         (123,620)
         Prepaid expenses and other current assets                                   144,006            93,764
         Deposits                                                                     26,470           (43,847)
         Accounts payable                                                           (265,721)         (832,206)
         Accrued expenses                                                           (122,546)          224,723
         Accrued payroll                                                             531,766           299,544
         Due to related party                                                       (443,332)          178,333
         Accrued rent                                                                (34,287)          (38,147)
         Deferred rent                                                               (19,004)          (18,361)
                                                                                -------------     -------------
Net cash used in operating activities                                             (7,429,541)       (5,093,194)

INVESTING ACTIVITIES

   Purchases of short-term investments                                           (11,496,883)      (11,035,962)
   Maturities of short-term investments                                           11,242,792         3,959,266
   Capital expenditures                                                           (1,874,179)         (775,776)
   Additions to intangible assets                                                     (4,323)       (2,498,539)
                                                                                -------------     -------------

Net cash used in investing activities                                             (2,132,593)      (10,351,011)

FINANCING ACTIVITIES

   Net proceeds from issuance of Common Stock                                     20,654,415                 -
   Exercise of Common Stock options                                                  194,361            91,449
   Proceeds from notes payable                                                             -         3,330,351
   Principal repayments on long-term debt                                           (723,269)       (1,535,813)
                                                                                -------------     -------------

Net cash provided by financing activities                                         20,125,507         1,885,987
                                                                                -------------     -------------

Net increase (decrease) in cash and cash equivalents                              10,563,373       (13,558,218)
Cash and cash equivalents at beginning of period                                   8,452,864        24,107,325

                                                                                -------------     -------------

Cash and cash equivalents at end of period                                      $ 19,016,237      $ 10,549,107
                                                                                ============      ============

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The consolidated financial statements for the three month and nine month periods ended March 31, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1997 of Digene Corporation (the "Company"), which includes financial statements and notes thereto for the years ended June 30, 1997, 1996 and 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS.

Statements regarding Digene Corporation's (the "Company") expectations as to financial results and other aspects of its business set forth below or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, uncertainty of future profitability, uncertainty of clinical trial results, uncertainty of market acceptance, risks inherent in international transactions, dependence on third party reimbursement, competition, dependence on European distributor, extent of government regulations, and the uncertainty regarding patents and proprietary rights.

RESULTS OF OPERATIONS

Product sales increased to $3,231,000 and $8,688,000 for the three and nine month periods ended March 31, 1998, respectively, from $2,418,000 and $6,237,000 for the corresponding periods in 1997. The increase was due, primarily, to increased sales of the Company's HPV, CMV and HIV tests.

Research and development contract revenues decreased to $0 and $27,000 for the three and nine month periods ended March 31, 1998, respectively, from $100,000 and $494,000 for the corresponding periods in 1997. The decrease was due, primarily, to the completion of funding under certain contracts.

Cost of product sales increased to $971,000 and $2,520,000 for the three and nine month periods ended March 31, 1998, respectively, from $885,000 and $2,433,000 for the corresponding periods in 1997. Gross margin on product sales increased to 70% and 71% for the three and nine month periods ended March 31, 1998, respectively, from 63% and 61%, respectively, for the corresponding periods in 1997. This increase was due, primarily, to increased overhead absorption (notwithstanding increases in total overhead costs), increased sales of higher-margin Hybrid Capture products and increased product pricing.

Research and development expenses increased to $1,519,000 and $3,798,000 for the three and nine month periods ended March 31, 1998, respectively, from $1,050,000 and $2,785,000 for the corresponding periods in 1997. The increase was due, primarily, to the hiring of additional personnel and the related incidental expenses to develop additional tests using the Hybrid Capture technology and to improve the sensitivity and ease of use of that technology.

Selling and marketing expenses increased to $2,997,000 and $6,596,000 for the three and nine month periods ended March 31, 1998, respectively, from $1,120,000 and $2,976,000 for the corresponding periods in 1997. The increase was due, primarily, to substantial increases in sales and marketing programs and to the hiring of additional selling and marketing personnel in conjunction with the Company's efforts to increase product sales.

General and administrative expenses decreased to $1,354,000 for the three month period ended March 31, 1998 from $1,454,000 for the corresponding period in 1997 and increased to $3,607,000 for the nine month period ended March 31, 1998 from $3,214,000 for the corresponding period in 1997. The decrease for the three month period ended March 31, 1998 relates to set-up costs expensed in the prior year associated with the Company's expansion into the European market which were non-recurring. The increase for the nine months ended March 31, 1998 was due, primarily, to the hiring of additional administrative personnel to support the Company's growth objectives, as well as increased overhead associated with the Company's European expansion.

Amortization of intangible assets increased to $125,000 and $383,000 for the three and nine month periods ended March 31, 1998, respectively, from $91,000 and $108,000 for the corresponding periods in 1997. The increase was due to amortization of intangibles acquired in February 1997.

Interest income increased to $416,000 for the three month period ended March 31, 1998 from $374,000 for the corresponding period in 1997 and decreased to $1,028,000 for the nine month period ended March 31, 1998 from $1,206,000 for the corresponding period in 1997. The decrease was due to a decline in the average investment balances resulting from the Company's use of invested funds for working capital purposes, notwithstanding the receipt of net proceeds of $20,654,000 from the Company's public offering of 2,250,000 shares of its common stock in October 1997.

Interest expense increased to $35,000 and $119,000 for the three and nine month periods ended March 31, 1998, respectively, from $32,000 and $36,000 for the corresponding periods in 1997. The increase was due to an increase in indebtedness in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated deficit of approximately $32,751,000 at March 31, 1998. The Company has funded its operations primarily through the sale of equity securities. The Company has experienced negative cash flows from operations of $7,430,000 and $5,093,000 for the nine months ended March 31, 1998, and 1997, respectively.

Capital expenditures increased to $1,874,000 for the nine months ended March 31, 1998 from $776,000 for the corresponding period in 1997, due, primarily, to the build-up of operations in Europe.

The Company does not have any bank financing arrangements. The Company's indebtedness consists, primarily, of notes payable related to its expansion into the European market.

The Company is assessing whether its systems, equipment and facilities present any Year 2000 issues which may affect the Company. The Company also plans to assess whether its material customers, suppliers and service providers are Year 2000 compliant. No determination has yet been made whether any such issues would have a material adverse effect on the Company's business, financial condition or results of operations.

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

Offering commencement date:                                May 22, 1996
(Offering was not terminated before the sale of all securities registered)

Names of managing underwriters:                            UBS Securities LLC
                                                           Montgomery Securities

Title of security:                                         Common Stock, par
                                                           value $.01 per share


FOR THE ACCOUNT OF THE ISSUER

Amount registered                                                      3,000,000
Aggregate price of offering amount registered                       $ 34,500,000
Amount sold                                                            3,000,000
Aggregate offering price of amount sold                             $ 34,500,000

DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:

Underwriting discounts and commissions                              $  2,415,000
Other expenses                                                      $  1,180,000
                                                                    ------------
TOTAL EXPENSES                                                      $  3,595,000

NET OFFERING PROCEEDS TO THE ISSUER                                 $ 30,905,000

DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:

Construction of plant, building and facilities                      $    327,000
Purchases and installations of machinery and equipment              $  2,533,000
Repayment of indebtedness                                           $  2,924,000
Working capital                                                     $ 14,820,000

Temporary investments

Option Market Preferred Stock                                       $    500,000
Corporate Bonds                                                     $  4,048,000
Commercial Paper                                                    $  3,051,000

Other purposes

Payments re:  Murex Agency Agreement                                $  2,702,000

                                                                    ------------
TOTAL                                                               $ 30,905,000

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

10.1 Lease by an between ARE-Metropolitan Grove I, LLC and the company, dated as of March 2, 1998.

27     Financial Data Schedule

(b)    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      DIGENE CORPORATION


Date:          May 1, 1998                 By:  /s/  Charles M. Fleischman
     -------------------------------          ----------------------------------
                                                     Charles M. Fleischman
                                                   Executive Vice President,
                                                    Chief Operating Officer,
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

Date:          May 1, 1998                     By:  /s/  Joseph P. Slattery
     ------------------------------               ------------------------------
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

   10.1            Lease by and between ARE-Metropolitan Grove I, LLC and the
                   Company, dated as of MArch 2, 1998.

   27              Financial Data Schedule