Form 10-K
period 1998-06-30
DIGENE CORP
filed 1998-09-28
CIK 1011582

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to _________

                         Commission file number 0-28194

                               DIGENE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                          52-1536128
      ------------------------------                  ------------------------------------
      State or other jurisdiction of                  (I.R.S. Employer Identification No.)
      incorporation or organization

         9000 Virginia Manor Road
            Beltsville, Maryland                                   20705
   ----------------------------------------                      ----------
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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Based upon the last sale price of the registrant's Common Stock on September 11, 1998, the aggregate market value of the 9,241,627 outstanding shares of voting stock held by non-affiliates of the registrant was $63,536,186.

           As of September 11, 1998, 14,302,278 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the following documents are incorporated by reference in this Report on Form 10-K:

     1) The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part
               III).

                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
                                     PART I

ITEM 1.        BUSINESS..............................................................................     1
ITEM 2.        PROPERTIES............................................................................    37
ITEM 3.        LEGAL PROCEEDINGS.....................................................................    37
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................    37

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...................................................................    40
ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA..................................................    43
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.................................................................    44
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................    50
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................    51
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...................................................    72

                                    PART III

ITEMS 10-13*.........................................................................................    72

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
               FORM 8-K..............................................................................    72

SIGNATURES...........................................................................................    76

* Incorporated by reference to the Registrant's definitive Proxy Statement.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Digene Corporation ("Digene" or the "Company") was incorporated under Delaware law in 1987. Digene develops, manufactures, and markets proprietary DNA and RNA testing systems for the screening, monitoring and diagnosis of human diseases. The Company's products are designed to help improve clinical outcomes and reduce the overall cost of disease management. The Company's core business is focused in the areas of women's health and blood virus testing. All of the Company's products and proposed products are DNA and RNA probe-based tests, hardware, and accessories incorporating Digene's proprietary Hybrid Capture(R) technology which is sensitive, rapid, accurate, objective, non-invasive, and easy to use, and can be utilized in virtually any laboratory setting without the necessity of sophisticated technology.

     Digene is commercializing its Hybrid Capture technology in areas where detection and monitoring can be directly linked to therapeutic action, where early detection is crucial to cure, and where diagnostic applications transition to screening for routine preventative healthcare. Additionally, the Company intends to develop new products to further enhance its core technology and to provide opportunities for growth and profitability.

     The Company is developing a wide range of Hybrid Capture tests to detect the presence of human papillomavirus ("HPV"), certain other sexually transmitted diseases ("sexually transmitted diseases" or "STDs") such as chlamydia trachomatis ("chlamydia") and neisseria gonorrhea ("gonorrhea"), and certain blood viruses such as human immunodeficiency virus ("HIV"), cytomegalovirus ("CMV"), and hepatitis B virus ("HBV"). The Company's lead product, the Hybrid Capture HPV DNA test, which is the only Company product that has been approved by the U.S. Food and Drug Administration ("FDA"), detects the presence of HPV, the cause of essentially all cervical cancer, which is the second most common cancer among women worldwide.

     The key elements of the Company's business strategy include: (i) establishing HPV testing as the new standard of care for cervical cancer screening by working closely with clinical reference laboratories, third-party payors, and health care providers; (ii) leveraging its core technology and expertise to develop a wide range of DNA and RNA diagnostic and monitoring tests relating to women's health and blood viruses; (iii) capitalizing on near term revenue opportunities; (iv) leveraging existing customers and distribution channels; and (v) pursuing strategic alliances to increase market acceptance of its products and to expand global marketing and distribution efforts.

BACKGROUND:  WOMEN'S HEALTH AND BLOOD VIRUSES

WOMEN'S HEALTH

     The Company has initially focused on two major women's health issues, cervical cancer and sexually transmitted diseases. Cervical cancer is the second most common cancer among women worldwide. Although the Pap smear has successfully reduced deaths caused by cervical cancer in the United States, it does not detect HPV, a STD which is the primary cause of cervical cancer. The Pap smear is a subjective, labor intensive test that has limited sensitivity and diagnostic accuracy leading to equivocal test results and false negative diagnoses, which results in over-treatment or under-diagnosis and significant costs to the healthcare system.

     Sexually transmitted diseases, in addition to HPV, are also a serious women's health problem, with more than 300 million cases worldwide in women and men. Women are five times more likely than men to have a sexually transmitted disease. Although treatments are available for most sexually transmitted diseases, many people remain undiagnosed. If undetected and left untreated in women, STDs, such as chlamydia and gonorrhea, have potentially serious and costly consequences, including infertility and pelvic inflammatory disease ("PID").

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

HPV Infection and Cervical Cancer

     HPV is the cause of essentially all cervical cancer. Studies have demonstrated that at least 93% of cervical cancers and high-grade cervical lesions contain one or more cancer-causing types of HPV. Moreover, a recent prospective study conducted by the National Cancer Institute ("NCI") on 21,000 women with a history of normal Pap smears found that approximately 80% of those who tested positive for cancer-causing types of HPV developed clinically significant cervical lesions within four years.

Pap Smear Testing

     To enable the early detection of cervical cancer, gynecologists typically recommend annual screening examinations. The standard screening method in the United States and in other major industrialized countries is the Pap smear test, in which a sample of cervical cells is examined under a microscope. Pap smears have been the principal means of cervical cancer screening in the United States since the 1940s. More than 50 million Pap smears are performed annually in the United States, and the Company believes that an equivalent number are performed in the rest of the world. Each Pap smear is classified according to the Bethesda System for Reporting Cervical/Vaginal Cytologic

Diagnoses into one of five categories: (1) Negative; (2) Atypical Squamous Cells of Undetermined Significance ("ASCUS"); (3) Low Grade Squamous Intraepithelial Lesions ("LSIL"); (4) High Grade Squamous Intraepithelial Lesions ("HSIL"); and
(5) Carcinoma. For purposes of this report, negative Pap smear results are referred to as "normal;" ASCUS, as "equivocal;" and LSIL, HSIL, and Carcinoma, as "abnormal." An equivocal classification is given to Pap smear results that cannot be definitely classified as either normal or abnormal.

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

Chlamydia Trachomatis and Neisseria Gonorrhea

     Chlamydia is the most common sexually transmitted disease in the United States, and is a major health problem worldwide, with approximately 89 million new cases reported annually. Genital chlamydia infection, if left untreated, has serious potential consequences, such as infertility, ectopic pregnancy, cervicitis, and PID. Gonorrhea, which affects 62 million people worldwide, is the second most common sexually transmitted disease in the United States and may result in severe genital complications in both women and men if left untreated. If properly detected, both chlamydia and gonorrhea are easily treatable with low cost antibiotic therapy. However, routine and broad-based screening for chlamydia and gonorrhea have been limited by the insufficient sensitivity of some culture methods, the invasive and cumbersome specimen collection methods frequently employed, and the time and cost associated with performing these tests.


BLOOD VIRUSES AND VIRAL LOAD MONITORING

     Blood viruses, such as HIV, CMV, and HBV, are leading causes of morbidity and death, and until recently, were untreatable. Over the last several years, antiviral therapies have been developed for these diseases. To maximize the effectiveness of these expensive and toxic therapies, physicians rely on viral load monitoring to quantify the amount of virus in a patient's system. By precisely measuring viral loads in their patients and identifying non-responding patients early in treatment, physicians are able to better tailor antiviral therapies for their patients, including more precisely monitoring responses to different therapies, recognizing when a patient develops viral resistance, and measuring how quickly the infection will progress to chronic disease.

Human Immunodeficiency Virus

     Development of antiviral treatments for HIV is an area of intense research and development. The availability of more numerous and more potent drugs to inhibit HIV replication has permitted the design of therapeutic strategies involving combinations of antiviral drugs that accomplish prolonged suppression of HIV to undetectable levels. However, the Company believes that approximately 25% of these patients have exhibited some level of resistance to these antiviral combinations, thereby necessitating continual re-evaluation of the effectiveness of the combination therapy. Measurement of viral load has been shown to be a powerful predictor of the effectiveness of potential therapeutic agents, as well as to monitor an individual's risk of progression to acquired immune deficiency syndrome ("AIDS") or death. Recent National Institutes of Health treatment guidelines for AIDS patients recommend the measurement of HIV viral load at the time of diagnosis and at least every three to four months thereafter.

     Currently there is only one FDA approved test capable of monitoring HIV viral load. However, clinical reference laboratories frequently rely on internally developed HIV tests or commercially produced tests designed for research purposes to measure HIV viral load. The Company believes that the currently available HIV tests are technically complex to perform and, as a result, may produce unreliable and nonreproducible results. Additionally, these tests are unable to detect the critical subtypes of the HIV virus which can cause false negative diagnosis and result in the failure to appropriately treat infected patients.

Cytomegalovirus

     CMV is a systemic infection that can cause complications in several sites in the body, including the retina, gastrointestinal tract, lungs, liver, and central nervous system. CMV is the most common viral opportunistic infection in transplant patients and in AIDS patients. An estimated $1 billion is spent annually in the United States on the prevention and treatment of CMV-related diseases. The drugs available to treat CMV infection are both toxic and expensive, and ideally, should be administered only when active CMV infection has been definitively identified.

     While tests exist to detect the presence of CMV, all of these tests suffer from significant limitations. Conventional tissue culture methods have a low level of sensitivity, can require up to 28 days to produce results, and are labor intensive. Rapid culture methods can provide results within one or two days, but have a low level of sensitivity. Although antigen tests can detect active CMV infection and are highly sensitive, they are technically complex, labor intensive, and have limited reliability. Antibody tests, which are currently used to detect viruses such as HIV, are of limited utility in detecting CMV, since most healthy adults have antibodies against CMV. Additionally, current tests do not allow viral quantification, and therefore, effective monitoring of CMV infection.

Hepatitis B Virus

     HBV is the fifth most common cause of death from disease worldwide, causing an estimated one million deaths annually, and is the second most common chronic infectious disease worldwide. The World Health Organization ("WHO") estimates that more than two billion people are infected with HBV, including an estimated 350 million people who are chronically infected. HBV is 100 times more contagious than the HIV virus and it is transmitted through blood transfusions, contaminated needles, sexual contact, and vertical transmission (from mother to child). Currently, the only approved drug for the treatment of hepatitis B is alpha interferon, which is only effective in approximately 25% to 40% of the infected patients. However, new therapies are being developed, including several nucleoside analogues, such a lamivudine and famciclovir, which have demonstrated great promise for the treatment of patients with chronic hepatitis B. HBV viral load monitoring is required to measure the effectiveness of HBV antiviral therapy and drug resistance.

     Antigen tests also have significant limitations in the diagnosis of HBV infection and the monitoring of HBV therapeutic response. Since antigen tests can only detect the levels of HBV antigens, they are not capable of measuring viral load, and cannot adequately monitor therapeutic response. In addition, certain mutant strains of HBV do not produce antigens and therefore cannot be detected by antigen tests, resulting in false negative diagnoses. Similarly, in Asia, where HBV is endemic, many patients have immunotolerance and do not generate HBV antibodies, and cannot be diagnosed or monitored with antigen tests.

     Currently available HBV DNA tests lack the sensitivity and range of quantitation for use with the new therapeutic approaches under development. These first generation tests are adequate for monitoring alpha interferon therapy, but because their limited sensitivity is inadequate (typically not less than 50,000 viral genome copies per milliliter), they cannot be used to confirm the complete suppression of HBV virus in serum. As with current HIV treatment guidelines, the new HBV therapeutic approaches are designed to eliminate the HBV virus from a patient's blood. Consequently, new tests are required to measure viral load over a very broad range.

THE DIGENE SOLUTION

     Digene develops, manufactures and markets proprietary DNA and RNA detection systems, based on its Hybrid Capture technology, for the screening, monitoring, and diagnosis of HPV and other STDs, including chlamydia and gonorrhea, and blood viruses including HIV, CMV, and HBV. The Company's products are designed to improve clinical outcomes by providing more rapid, accurate, and objective detection of disease and reduce the overall cost of disease management. The Company believes its Hybrid Capture technology platform is a significant improvement over existing technologies because of its specificity, speed, ease of use, accuracy, and ability to quantify viral load. In addition, the Company believes its detection system can be reliably used in virtually any laboratory setting without the necessity of sophisticated technology or highly trained lab technicians.

Women's Health

     Digene manufactures and markets the only FDA-approved test for detection of cancer-causing types of HPV. The Company's HPV test, which has been approved by the FDA for the follow-up treatment of women with equivocal Pap smears and has received approval to be marketed in selected European and South American countries, including Germany, the United Kingdom, and Brazil, allows physicians to identify women who are most at risk of having or developing cervical disease and cervical cancer. The Company is also developing Hybrid Capture tests for the diagnosis of chlamydia and gonorrhea. These tests have been designed to deliver superior sensitivity compared to traditional culture techniques and are well suited for use in moderate to high volume laboratory environments. In addition, the Company's chlamydia and gonorrhea tests can be performed using the same sample required for HPV detection. The Company believes that the key benefits provided by its Hybrid Capture technology for the screening, monitoring, and diagnosis of HPV and other STDs include the following:

     Replace or Enhance Pap Smear-based Screening. The Company believes that its HPV test is a significant improvement over traditional methods of screening for cervical cancer based on the Pap smear. The Digene HPV test could provide more accurate, timely, and cost-effective detection of cervical cancer and cervical cancer precursors when combined in screening programs with the Pap smear, or when used as a stand-alone test.

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

     Reducing Laboratory Costs by Linking STD Testing to HPV Detection. Digene believes that the ability to test for chlamydia and gonorrhea from the same patient sample used for Digene's HPV test will provide a marketing advantage by reducing laboratory costs and providing greater convenience to physicians and patients. The chlamydia and gonorrhea tests are designed to deliver superior sensitivity as compared to traditional culture methods. Preliminary results of clinical studies on women have indicated that the Company's chlamydia test is capable of detecting disease in up to 98% of the cases in which the disease is present, while the Company's gonorrhea test is capable of detecting disease in up to 92% of the cases in which it is present. In addition, because these tests are based on a 96-well microtiter plate format, the Company believes they are ideally suited for moderate to high volume testing. Additionally, unlike traditional culture-based tests, these tests can be performed using urine samples.

Blood Viruses

     The Company is currently developing Hybrid Capture detection systems for HIV, CMV, and HBV. The Company's tests for these viruses are designed to provide highly sensitive, accurate, reproducible, and reliable measurement of viral load. Similar to its tests for detection of HPV and other STDs, the Company's blood virus tests are easier to use than current tests and do not require expensive or sophisticated laboratory equipment or highly trained lab technicians to generate timely and reliable results.

     Digene's Hybrid Capture blood virus tests have been designed to provide rapid and accurate measurement of viral load to enable physicians to reliably monitor baseline infection levels on an ongoing basis. As a result, the Company believes that physicians using the Company's tests will be able to make more informed treatment decisions regarding the timing and effectiveness of antiviral therapy for the treatment of HIV, CMV, and HBV. The Company believes that the major benefits provided by its Hybrid Capture technology for detection of blood viruses include the following:

     Accurate detection of HIV Subtypes. Currently available HIV RNA tests are unable to detect critical subtypes of the HIV virus, including certain subtype B and subtype O strains. Consequently, current HIV tests cause false negatives, which can result in infected patients remaining untreated. The Company's Hybrid Capture technology can detect 92% of the HIV genome, which allows more accurate detection of critical subtypes of HIV. As a result, the Company believes that its HIV RNA test will reduce the number of false negatives and allow earlier detection of the virus, thereby allowing anti-viral therapy to be initiated at an earlier stage. In addition, the Company believes that its HIV test is a significant improvement over currently available tests because of its specificity, rapid processing time, improved accuracy, and ability to quantify viral load.

     Positive Identification of Active CMV Infection. The Company believes that its CMV test can more accurately measure and differentiate active from latent CMV infection in transplant, AIDS, and other immunocompromised patients. In clinical trials, the Hybrid Capture CMV test accurately detected CMV infection in 97% of the cases in which it was determined by alternate methods to be present. The Company believes that its test will improve patient management by ensuring that costly and toxic CMV therapies are only administered when active CMV infection is definitively present.

     Improved HBV Detection and Monitoring. The Company has designed its HBV test to measure the effectiveness of new nucleoside analogue therapies to completely suppress the HBV virus. The Company's test is capable of detecting viral levels across a broad range of HBV genomes, from approximately 5,000 to one billion viral genome copies per milliliter. The Company believes that its test is more sensitive than currently used antigen tests and will therefore reduce the number of false negative results, resulting in a significant improvement in the standard of care.

STRATEGY

     The Company's principal objective is to establish its proprietary Hybrid Capture detection systems as a standard of care in the areas of women's health and blood virus testing. The key components of the Company's strategy are as follows:

     Establish HPV Testing as the New Standard of Care. The Company is focused on establishing its HPV test as the new standard of care for cervical cancer screening. The Company is working closely with clinical reference laboratories, third-party payors, health care providers, and their affiliated physicians who influence the introduction and acceptance of new technologies. The Company has supported and participated in more than a dozen major multi-center trials, involving more than 75,000 patients, including an ongoing 7,300 patient NCI study designed to establish the clinical utility and the cost-effectiveness of HPV screening of women with equivocal or low-grade Pap smears.

     The Company believes that adoption of the Company's HPV test by government-sponsored screening programs and managed care organizations is critical for establishing the Company's HPV test as the new standard of care for cervical cancer screening. Accordingly, the Company is working with a number of organizations to demonstrate the utility and cost-effectiveness of the Company's HPV test and to raise public awareness of the benefits of HPV testing. In the United Kingdom, the Company is working with the Imperial Cancer Research Fund ("ICRF") which is directing a 12,000-women screening study for the detection and prevention of cervical cancer using Digene's HPV test, with the Hybrid Capture(R) II technology. The ICRF is one of the world's leading organizations dedicated to the defeat of all forms of cancer. This extensive study will constitute one of the largest screening trials in the United Kingdom and is Digene's first large population study of HPV testing as a primary screen for cervical cancer. In a pilot study conducted by the ICRF, HPV DNA testing detected pre-cancerous abnormalities in approximately 95% of cases compared to approximately 75% for the Pap smear. In the Netherlands, the Company has acquired Viropath B.V. ("Viropath"), a Dutch company developing products and services for cervical cancer screening using tests in HPV. The founders of Viropath have been instrumental in recently initiating a 40,000 women trial, sponsored by the Dutch government, to evaluate the utility of HPV testing as a primary screening test for cervical cancer in the Netherlands. In the United States, preliminary studies of a large clinical study conducted with Kaiser Permanente indicate that the Company's HPV test, based on its Hybrid Capture II technology, identified 90% of women with high grade cervical disease from a population of patients with equivocal Pap smears, compared to approximately 75% for the Pap smear. The Company is also participating in a National Cervical Cancer Public Education Campaign to educate women and physicians about the link between HPV and cervical cancer, and recent improvements in cervical cancer screening technology. The Company believes that these activities combined with its other marketing sales activities will help more rapidly establish HPV testing as the standard of care in the United States, Europe, and other parts of the world.

     Leveraging Core Technology to Develop New Proprietary Detection Systems. The Company intends to continue to leverage its Hybrid Capture technology platform to develop additional tests. The Company has already used the expertise it gained in the development of its Hybrid Capture HPV test to create and commercialize a portfolio of DNA and RNA test systems for screening, diagnosis, and monitoring of sexually transmitted diseases and blood viruses.

     Capitalize on Near Term Revenue Opportunities. The Company currently has launched in the U.S. and international markets five tests for the detection of HPV, chlamydia and gonorrhea, CMV, and HBV. In particular, the Company believes that its HPV test represents an immediate market opportunity. Currently, the Company is marketing its HPV test in the United States as a follow-up test for women with equivocal Pap smears. Internationally, the Company is also marketing its HPV test as a primary screen either in conjunction with or separate from the Pap smear. In August 1997, the Company launched its chlamydia and gonorrhea tests internationally. The Company believes that these tests will generate near-term revenue since they can be performed using the same sample collected for HPV testing. In December 1997, the Company launched its HIV test in Europe.

     Leverage Existing Customers and Distribution Channels. The Company currently sells its detection systems to more than 700 clinical laboratories through a global sales and marketing organization. The Company intends to leverage its existing distribution channels as well as its reputation for developing high quality, ultra sensitive, detection systems to accelerate the adoption of its cervical cancer, sexually transmitted disease, and blood virus tests.

     Pursue Strategic Alliances. The Company intends to continue to pursue strategic alliances with other manufacturers of medical diagnostic products, pharmaceutical companies, and clinical reference laboratories in order to increase market acceptance of its products and to expand its marketing efforts. The Company currently is working with Cytyc Corporation ("Cytyc") to develop methods and protocols for testing for HPV directly from specimens collected for Pap smears, which enables physicians to obtain cervical cancer screening, cytology, and virology test results from a single patient specimen. The new single sample approach, approved by the FDA in September 1997, facilitates the use of the Digene HPV test with the Cytyc ThinPrep Pap test to eliminate the need for a return office visit and second sampling of the patient to confirm disease. The Company is pursuing other co-marketing and distribution agreements with clinical testing laboratories and pharmaceutical companies for the co-promotion of the Company's women's health and blood virus tests. For example, the Company is working with LabCorp of America ("LabCorp"), the largest reference laboratory in the United States, whereby LabCorp will promote Digene's HPV test to its physician clients. The Company believes these marketing efforts will encourage physicians to request the Company's women's health tests as a regular part of their cervical cancer screening protocol and blood virus tests as a regular part of their patient monitoring protocol.

PRODUCTS

     Digene's Hybrid Capture detection system, which is the basis for all of the Company's DNA and RNA testing systems, is a rapid, accurate, easy-to-use, ultra-sensitive technology which can be used in virtually any laboratory setting with standard laboratory equipment. The Company believes that its Hybrid Capture system is a significant improvement over other detection technologies because of its specificity, rapid processing time, improved accuracy, and ability to quantify viral load. The Company has developed two versions of its Hybrid Capture technology, the Hybrid Capture I ("HC I") and Hybrid Capture II ("HC II") systems. The HC I system, the Company's first generation DNA hybrid detection system, which is currently being used at more than 600 sites worldwide, tests samples individually in polystyrene tubes and has been approved by the FDA for the follow-up screening of HPV in women with equivocal Pap smears. The HC II system, which has not been approved by the FDA, uses a 96-well microtiter plate format which permits simultaneous screening of multiple samples from a single plate and is designed to be more efficient, less expensive, and easier to use than the HC I system.

     The Company is using its Hybrid Capture technology platform to develop and commercialize a wide range of DNA and RNA testing systems for the screening, monitoring, and diagnosis of HPV, other STDs such as chlamydia and gonorrhea, and blood viruses such as HIV, CMV, and HBV. The following table summarizes the Company's DNA and RNA testing systems:



                                              STATUS(1)
                   -------------------------------------------------------------------------------
                                                                                                            POTENTIAL
                                                               OUTSIDE                                      WORLDWIDE
TARGET             UNITED STATES                               UNITED STATES                                MARKET
------             -------------                               --------------                               ------
HPV                HPV HC I test approved for follow-          HPV HC I test marketed for                   10 million(2)
                   up screening of women with                  screening of women in conjunction
                   equivocal Pap smears                        with Pap smear

                   PMA supplement for HPV HC II                HPV HC II test marketed for primary          150 million(2)
                   test for follow-up screening of             screening of women
                   women with equivocal Pap smears
                   submitted in September 1997                 Launched in March 1997

Chlamydia and      510(k) notification for chlamydia           Launched in August 1997                      89 million(3)
Gonorrhea          and gonorrhea HC II tests submitted                                                      (Chlamydia)
                   in April 1998                                                                            62 million(3)
                                                                                                            (Gonorrhea)
HIV                Expect to begin clinical trials in          Launched in December 1997                    21 million(4)
                   1999 on HIV HC II test

CMV                510(k) notification submitted in            Launched in March 1997                       1 million(6)
                   December 1997 for CMV HC I tests(5)

HBV                HBV HC I test available for                 HBV HC I test marketed and                   300 million(7)
                   research use only                           distributed

                                                               Launch of HBV HC II test
                                                               in May 1998


--------------------

(1) As described herein, certain of the Company's products have not received marketing approvals from the FDA or certain foreign authorities. There can be no assurance that any such products will receive approvals on a timely basis, if at all.
(2) Represents estimated number of equivocal Pap smears diagnosed annually and the total number of Pap smears performed annually.
(3)  Represents estimated number of new cases worldwide on an annual basis.
(4)  Represents estimated number of cases worldwide.
(5) 501(k) notification withdrawn in July 1997. The Company compiled additional data and submitted another 501(k) notification in December 1997.
(6)  Represents estimated number of cases worldwide of active CMV infection.
(7)  Represents estimated number of cases worldwide of chronic HBV infection.

Digene HPV Test

     Digene manufactures and markets the only test approved by the FDA to detect cancer-causing types of HPV. Clinical studies indicate that the Company's HPV HC I test is capable of detecting cervical disease in up to 92% of the cases in which cervical disease is present.

     The Company holds issued patents relating to the detection of four HPV types and has licenses to issued patents and patent applications covering eight additional HPV types. The Company's HPV HC I test for the follow-up screening of women with equivocal Pap smears utilizes DNA sequences for seven of these HPV types. The Company's next generation HPV test, based on its HC II technology, utilizes DNA sequences for eighteen HPV types. Preliminary studies indicate that the HC II test is capable of detecting cervical disease in up to 95% of those cases in which cervical disease is present.

     Currently, the Company's HPV HC I test is being marketed and distributed in the United States for the follow-up screening of women with equivocal Pap smears. The Company submitted a premarket approval "(PMA") supplement to the FDA for its HPV HC II test in September 1997. In March 1997, the Company launched its HPV HC II test internationally. Outside the United States the Company is marketing its HPV HC II test for the primary screening of women either alone or in conjunction with the Pap smear. The Company plans to begin to market its HPV HC II test in the United States for the follow-up screening of women in conjunction with Pap smears after it receives the necessary approval from the FDA. There can be no assurance that the FDA will grant clearance for the Company's HPV HC II test in a timely manner, if at all, or will not require the submission of additional clinical data or an original PMA application.

Digene Chlamydia and Gonorrhea Tests

     The Company is developing its chlamydia and gonorrhea tests, which utilize the Company's HC II technology, to provide clinicians with an accurate, timely, and non-invasive means of diagnosing these STDs. The Digene Chlamydia and Gonorrhea HC II tests will be uniquely positioned since they are the only STD detection systems which can be run from the same patient sample as the HPV tests, thereby reducing the number of specimens collected, and lowering overall costs associated with sample processing. These tests can be used either together or individually in conjunction with the HPV test. The tests detect the presence of both chlamydia and gonorrhea in women from cervical swabs, as well as in men through the collection of urine samples. Preliminary clinical studies on women have indicated that Digene's Chlamydia HC II test is capable of detecting chlamydia in up to 98% of the cases in which the disease is present, while the Gonorrhea HC II test is capable of detecting gonorrhea in up to 92% of the cases in which it is present.

     The Company submitted 510(k) applications for its Chlamydia/Gonorrhea HC II tests to the FDA in April 1998 and launched the tests outside the United States in August 1997. There can be no assurance that the FDA will grant clearance on the 510(k) applications submitted for the Company's chlamydia/gonorrhea tests in a timely manner, if at all, or will not require the submission of additional clinical data or a PMA application.

Digene HIV Test

     Digene is currently developing its HIV HC II test based on Hybrid Capture II technology for HIV viral load monitoring. The HIV HC II test has been shown in independent studies to provide highly sensitive, accurate, reproducible, and reliable measurements of HIV viral load. The Company's HIV HC II test is the only system which can detect 92% of the HIV genome, which allows accurate detection of critical subtypes of HIV, including subtype B and O strains. The HIV HC II test was launched outside the United States in December 1997.

Digene CMV Test

     Digene's CMV HC I test allows qualitative detection of virus to accurately differentiate active from latent CMV infection for transplant and AIDS/HIV patients. The Company plans to target use of its CMV HC I test to (i) accurately identify AIDS patients at risk of CMV end organ disease, and who would benefit from preemptive therapy, and (ii) select transplant patients at risk of CMV infection and needing protective therapy. The Company expects to position its CMV and HIV tests together for improved patient management in HIV/AIDS related disease.

     Digene conducted clinical trials of its CMV tests in the United States and Canada at The Cleveland Clinic, Mount Sinai Hospital (Toronto), and Mount Zion UCSF (San Francisco), the results of which enabled the Company to submit a 510(k) application to the FDA in December 1997. The trials demonstrated that the CMV HC I test is capable of detecting CMV infection in up to 97% of the cases in which it was determined by alternate methods to be present. There can be no assurance that the FDA will grant clearance in a timely manner, if at all, or will not require the submission of additional clinical data or a PMA application. The Company has been marketing and distributing its CMV HC I test outside the United States since March 1997.

Digene HBV Test

     Digene is developing a next generation HBV HC II test for improved therapeutic monitoring of patients with HBV infection. The test is expected to detect viral levels across a broad range of HBV genomes. Initial tests indicate that the Company's HBV DNA test can detect approximately 5,000 to one billion viral genome copies per milliliter. In addition, the HBV HC II test is designed to replace antigen-based monitoring methods because it is able to detect patients who have HBV infection but do not have HBV antigens. The Company believes the HBV HC II test will be effective for determining disease prognosis, helping to direct therapy, and monitoring efficacy of therapy.

     The HBV HC I test is currently marketed and distributed as a diagnostic test outside the United States. The Company launched its HBV HC II test as a diagnostic test and a viral load monitoring test outside the United States in May 1998.

MARKETING AND SALES

     The Company's marketing and sales strategy is to achieve broad market acceptance of the Hybrid Capture system in the areas of women's health and blood virus testing. The Company has more than 700 customers for its Hybrid Capture products on a worldwide basis.

United States Market

     The Company currently markets its products in the United States and Canada to substantially all major clinical reference and hospital laboratories through a ten-person direct sales force supported by technical and customer service representatives.

     The Company has active marketing programs directed at the managed care market and the fee-for-service market. The Company's managed care strategy is to work with the nation's leading managed care organizations to demonstrate the cost-effectiveness and clinical benefits of the Digene HPV test in a managed care setting. As part of this effort, the Company is working with Kaiser Permanente on a study involving 46,000 women which the Company believes will demonstrate the clinical utility and cost effectiveness of the Company's HPV test in a managed care setting. Preliminary findings of the Kaiser Permanente study indicate that the Company's HPV test based on its HC II technology identified 90% of women with high-grade cervical disease from a population of patients with equivocal Pap smears. The preliminary results further indicate that use of the Company's HPV test could reduce the referral rate for colposcopy of patients with equivocal Pap smears by 61%, reducing laboratory tests and doctors office procedures and significantly reducing costs in overall cervical cancer screening. The Company has a dedicated managed care sales team which is communicating the results of the Kaiser Permanente study and other studies to managed care providers and the national reference laboratories who service these institutions.

     In the fee-for-service market, the Company intends to create demand through joint marketing programs with clinical reference laboratories and through co-marketing arrangements with other strategic partners. For example, the Company is currently marketing its HPV test together with Cytyc's ThinPrep(R) System, a sample preparation system which allows for the automated preparation of cervical cell specimens. The collaboration with Cytyc is designed to provide physicians with a cost-effective and practical procedure for better management of those patients with equivocal Pap smears. The new single sample approach, approved by the FDA in September 1997, facilitates the use of the Digene HPV test with the Cytyc ThinPrepRPap test to eliminate the need for a return office visit and second sampling of the patient to confirm disease. Additionally, the Company has recently formed an alliance with LabCorp, the largest reference laboratory in the United States, whereby LabCorp will promote Digene's HPV test to its physician clients.

     Revenues from product sales in the United States were $2,948,000, $3,882,000, and $4,632,000 in fiscal 1996, 1997, and 1998, respectively.

International Markets

     On July 1, 1998, the Company acquired all of the outstanding capital stock of Viropath, a Dutch company developing products and services for cervical cancer screening using tests for HPV. In addition, two/three of the founders of Viropath became consultants to the Company in the field of cervical disease diagnostics and screening for HPV. The Company expects to work closely with these consultants to accelerate the establishment of the Company's global cervical cancer screening business.

     Since 1997, the Company has marketed its products in Europe, and has distributed its products in Europe, Eastern Europe, Africa, the Middle East, and Singapore under certain marketing and distribution agreements with International Murex Technologies Corporation ("Murex"). On April 17, 1998, Abbott Laboratories ("Abbott") and Murex entered into an agreement pursuant to which Abbott acquired all of the outstanding shares of Murex's common stock. The Company and Abbott are operating in good faith under the existing distribution and marketing agreements. See "Business Distribution Arrangements."

     In Europe, the Company's women's health products are sold primarily through a direct European sales force that Digene has established with Abbott. Abbott also serves as a European distributor of the Company's blood virus products. In Asia and South America, the Company's products are sold through a network of distributors. In Brazil, the Company's products are sold through the Company's majority owned subsidiary, Digene do Brazil LTDA.

     The Company expects to tailor its marketing efforts to the circumstances of each country to encourage local authorities and industry opinion leaders to accept HPV testing as the standard of care for cervical cancer screening. The Company is working closely with EUROGIN (the European Research Organization on Genital Infection and Neoplasia), the ICRF of the United Kingdom and other leading research groups to accelerate the implementation of HPV testing by focusing opinion leaders, clinicians and public health officials on the benefits of HPV testing.

     Revenues from export sales were $3,759,000, $5,979,000 and $7,367,000 in fiscal 1996, 1997 and 1998, respectively. See "Notes 1, 2, 3, and 7 to the Consolidated Financial Statements".

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

     The Company believes that its Hybrid Capture system is a significant improvement over other existing technologies because of its specificity, shortened processing time, ease of use, greater accuracy, and ability to quantify viral and bacterial load. The Company is also using its Hybrid Capture technology as a platform to develop a wide range of DNA diagnostic and monitoring tests for blood viruses, sexually transmitted diseases, and opportunistic infections.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are designed to expand the Company's core technology portfolio in the area of probe and amplification diagnostics and monitoring. The Company plans to increase its core technology and expertise in molecular diagnostics for probe-based detection for infectious diseases and cancers.

     The Company's principal research and development program relates to the improvement of the sensitivity, ease of interpretation, and improved productivity of its Hybrid Capture technology. In an effort to automate its Hybrid Capture technology in order to further simplify and shorten test processing, the Company has developed a second generation Hybrid Capture system, HC II, based on a 96-well microtiter plate format, as a replacement for its polystyrene tube-based HC I format. In addition, the Company intends to develop a fully automated next generation Hybrid Capture III delivery platform to incorporate direct DNA and RNA detection technologies. The Company is also developing a proprietary target amplification system to couple with the Hybrid Capture technology that may permit enhanced clinical sensitivity for detecting particular viruses and bacteria.

     At June 30, 1998, the Company had 45 employees engaged in research and development. Company-sponsored research and development expenditures in fiscal 1996, 1997, and 1998 were approximately $2,048,000, $3,505,000, and $5,250,000, respectively. In addition to Company-sponsored research and development, the Company performs research and development through contracts with third parties.

MANUFACTURING

     Manufacturing of the Company's products involves the combination of more than 200 biological reagents, inorganic and organic reagents, and kit components (such as vials and packaging material) into finished test kits. Biological reagents include DNA and RNA probes, antibodies, and detection reagents. These reagents are manufactured in the Company's manufacturing facility in Beltsville, Maryland. Kit components, inorganic and organic reagents, and other reagents and materials that are classified as low-complexity components are generally purchased from outside vendors and processed into finished reagents and test products. The Company believes it has sufficient manufacturing capacity to expand production for the foreseeable future. The Company has established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, the Company's products are manufactured in accordance with quality service regulations ("QSRs").

COMPETITION

     The medical diagnostics and biotechnology industries are subject to intense competition. The Company's competitors in the United States and abroad for DNA and RNA diagnostic probes include Roche Diagnostics, Chiron Corporation, and Gen-Probe Incorporated. The Company also competes with Abbott, except in Europe, the Middle East, and Africa, where the Company and Abbott operate together under certain sales and distribution arrangements. Other companies, including large pharmaceutical and biotechnology companies, may enter the market for DNA and RNA probe diagnostics. Additionally, for certain of the Company's tests, the Company competes against existing screening, monitoring, and diagnostic technologies, including the Pap smear, tissue culture, and antigen-based diagnostic methodologies. Such existing and potential competitors may be in the process of seeking FDA or foreign regulatory approval for their respective products or may also enjoy substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. In addition, many of these companies may have established third-party reimbursement for their products. Accordingly, there can be no assurance that the Company will be able to compete effectively against such existing or potential competitors. In marketing its HPV tests for the follow-up screening of women with equivocal Pap smears in the United States, the Company competes with well-established follow-up procedures, such as Pap smear re-testing, colposcopy, and biopsy, which are widely accepted and have a long history of use. Additionally, in the event the Company is able to obtain FDA and applicable foreign approvals to market its HPV tests for primary cervical cancer screening either in conjunction with or separate from the Pap smear, it will compete against the Pap smear, which is widely accepted as an inexpensive and, with regular use, adequate screening test for cervical cancer. Additionally, technological advancements designed to improve quality control over sample collection and preservation, and to reduce the Pap smear test's susceptibility to human error, may serve to increase physician reliance on the Pap smear and solidify its market acceptance. Further, if marketed as an adjunct to the Pap smear test for primary screening in the United States, the Company's HPV tests may be seen as adding unnecessary expense to the accepted cervical cancer screening methodology. Consequently, there is no assurance that the Company's HPV tests will be able to attain market acceptance as a primary screening test on a timely basis, or at all. The Company faces competition from a variety of technologies in the blood virus area. There are several advanced technologies commercially available for the detection and viral load measurement of HIV and HBV. Additionally, there are several emerging DNA probe amplification technologies to detect CMV being developed by competitors. There can be no assurance that the Company's tests for CMV, HIV, or HBV will be able to gain market acceptance on a timely basis, or at all. There can be no assurance that the Company will be able to compete successfully against existing or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company believes the primary competitive factors in the market for DNA and RNA probe diagnostics are clinical performance and reliability, ease of use, cost, proprietary position, regulatory approvals, and availability of reimbursement.

GOVERNMENT REGULATION

     The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA and, in some instances, by foreign governments. Pursuant to Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by the Company.

     In the United States, medical devices and diagnostics are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling, premarket notification and adherence to QSR), and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive a PMA by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

     Before a new device can be introduced into the market, the manufacturer generally must obtain marketing clearance through the filing of either a 510(k) notification or a PMA application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device or to a class III medical device for which the FDA has not called for a PMA. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data is needed before a substantial equivalence determination can be made, either of which could delay market introduction of a new product. A request for additional data may require that clinical studies of the device's safety and effectiveness be performed. Additionally, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

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

     If a PMA application is accepted for filing, the FDA begins an in-depth review of the submission. FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The PMA review process includes an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable QSR requirements. In addition, an advisory committee made up of clinicians and/or other appropriate experts is typically convened to evaluate the application and make recommendations to the FDA as to whether the device should be approved. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

     In April of 1995, the Company obtained a PMA approval for its HPV test to detect the presence of HPV in women with equivocal Pap smears. In August of 1997, the Company obtained FDA approval of a PMA supplement for the use of the HPV test using the Cytyc sample collection system. In September of 1997, the Company submitted a PMA supplement to obtain market approval for its HC II HPV test to detect the presence of HPV in women with equivocal Pap smears; improvements were made to this test including higher sensitivity and use of a format that enables higher volume testing. The Company is currently responding to questions from the FDA on the HC II HPV PMA supplement, and expects to submit responses to the FDA in September 1998. There can be no assurance that the response the Company submits will be adequate to support the use of the HC II HPV test. In addition, there can be no assurance that the FDA will grant approval of the PMA supplement for the HC II HPV test in a timely manner, if at all. The Company also intends to submit a PMA supplement with the FDA to obtain market approval for use of its HC II HPV Test as a primary cervical cancer screening test either in conjunction with or separate from Pap smear testing. The Company anticipates that a substantial amount of clinical data will be required to support the PMA supplement. There can be no assurance that the data the Company submits will be adequate to support the use of the HC II HPV Test as a primary cervical cancer screening test in the United States. Moreover, there can be no assurance that the FDA will grant approval of a PMA supplement for the use of the HC II HPV Test as a primary cervical cancer screening test in a timely manner, if at all, or that the FDA will not require submission of additional information, data or an original PMA application. Failure to obtain FDA approval for the HC II HPV test improvement or the use of the HC II HPV test as a primary cervical cancer screening test could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company submitted a 510(k) notification for its CMV test in December 1996. After changing certain reagents used in the test and following discussions with the FDA, the Company decided to withdraw the original 510(k) notification and a second 510(k) notification was submitted in March 1997. Upon review of the second 510(k), the FDA determined that additional data would be needed and the submission was withdrawn on that basis that it would take the Company more than 30 days to collect the necessary data. The Company submitted another 510(k) notification for the CMV Test in December 1997 after collecting the necessary data; the 510(k) notification has been under review since that time. There can be no assurance that the FDA will grant clearance in a timely manner, if at all, or that the FDA will not require the submission of additional data or find the product not substantially equivalent and require the submission of a PMA application.

     The Company submitted three 510(k) notifications for each of its tests for chlamydia and gonorrhea in April 1998. Upon review of the 510(k) notification for the chlamydia Test, the FDA determined that additional data would be needed and the submission was withdrawn on the basis that it would take the Company more than 30 days to collect the necessary data. The 510(k) notification for the gonorrhea Test and the combination chlamydia/gonorrhea test were placed on hold pending resolution of issues related to the chlamydia Test. The Company plans to submit another 510(k) notification for the chlamydia Test by late 1998 or early 1999 after collecting the necessary data. The Company understands that the FDA may seek an advisory committee review and recommendation concerning the safety and effectiveness of the chlamydia and gonorrhea tests. There can be no assurance that the FDA will grant clearance of these 510(k) notifications in a timely manner, if at all, or that the FDA will not require the submission of additional data or find the products not substantially equivalent and require the submission of a PMA application.

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

     The Company intends to export the HPV Test as a primary cervical cancer screening test prior to obtaining FDA approval for this use in the United States. The Company also intends to export the HIV Test and HBV Test for clinical use abroad prior to pursuing FDA approval in the United States. Exportation of the HPV Test as a primary cervical cancer screening test and exports of the HIV Test and HBV Test can be undertaken without prior FDA approval provided, among other things, that the marketing of these tests are not contrary to the laws of the country to which they are intended for import, they are manufactured in substantial conformance with the QSRs and the Company has valid marketing authorization by any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland, or South Africa. FDA approval must be obtained for exports of products subject to the PMA requirements if these export conditions are not met. The Company must also provide the FDA with simple notification indicating the products to be exported and the countries to which they will be exported. There can be no assurance that the Company will be able to obtain valid marketing authorization for either test from one of the listed countries or that the FDA would grant specific export approval. Failure of the Company to obtain valid marketing authorization from one of the listed countries or otherwise meet the FDA export approval requirements, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with QSRs, which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities.

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

     The introduction of the Company's developmental stage test products in foreign markets will also subject the Company to foreign regulatory clearances, which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country and many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties, and tax requirements.

     The approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances could have a material adverse effect on the business, financial condition, and results of operations of the Company.

     Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition, and results of operations.

     The FDC Act requires devices to be manufactured in accordance with QSRs which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Noncompliance with QSRs can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecutions. The FDA also has proposed changes to the QSRs which, if finalized, would likely increase the cost of compliance with the requirements. Any failure by the Company to comply with QSR requirements could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company must comply with similar registration requirements of foreign governments and with import and export regulations when distributing its products to foreign nations. Each foreign country's regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, money and effort. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. Noncompliance with state, local, federal, or foreign regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, delay or denial or withdrawal of premarket clearance or approval of devices and criminal prosecution. See "Business - Government Regulation."

LICENSES, PATENTS, AND PROPRIETARY INFORMATION

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

     The Company holds four issued U.S. patents relating to HPV types 35, 43, 44, and 56. These patents expire in 2007. The Company has also filed corresponding foreign patent applications in certain countries. The patents relating to HPV types 35, 43, and 56 have been licensed to Institut Pasteur (see Cross License discussion below). In addition, the Company is the exclusive, worldwide licensee of (i) a U.S. patent application and certain corresponding foreign patents and patent applications relating to HPV type 52 and a U.S. patent and certain corresponding foreign patents relating to the use of the L1 gene sequence to detect specific HPV types (see Georgetown License discussion below) as well as (ii) certain trade secrets relating to HPV type 58 (see Kanebo License discussion below).

     Through a cross license with Institut Pasteur (the "Cross License"), the Company has obtained a worldwide license to U.S. patents and patent applications and corresponding foreign patent applications relating to HPV types 39 and 42 and foreign patents and applications relating to HPV type 33. In return, the Company has granted to Institut Pasteur a worldwide license to its three U.S. patents and corresponding foreign patents and applications relating to HPV types 35, 43, and 56. The Company has granted Institut Pasteur the right to extend the scope of the Cross License to include the U.S. patent and corresponding patent applications relating to HPV type 44 at such time as Institut Pasteur shall have discovered and developed an additional HPV type which is equivalent in value to HPV type 44. In return for such an extension, the Company will receive a license to the new HPV type discovered and developed by Institut Pasteur. The Cross License is co-exclusive, except that Institut Pasteur has sublicensed its rights to Beckman Instruments, Diagnostic Pasteur, and their affiliates, and the Company has sublicensed its rights on a non-exclusive basis to Toray Fuji Bionics, and its affiliates, for use outside North America and certain countries in Western Europe. See "Business -- Competition." There can be no assurance that a sublicensee will not use its rights under the Cross License to develop additional products or services that compete with the Company's products. The Company believes that the Cross License terminates on the last to expire of the underlying patent rights. Any prior termination of the Cross License could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     Through a license with Kanebo, Ltd. (the "Kanebo License"), the Company has obtained exclusive, worldwide rights (except for Japan where Kanebo, Ltd. retained the right to grant a non-exclusive sublicense to Toray Industries, Inc.) to a foreign patent application relating to HPV type 58. Unless terminated earlier, the Kanebo License expires on the later to occur of January 1, 2010 or the expiration of any patent relating to HPV type 58. The Company is obligated to make certain royalty payments to Kanebo, Ltd. based on a percentage of net sales of products incorporating or using HPV type 58. The Company will be required to obtain FDA approval in order to utilize HPV type 58 as part of its HPV test, and there can be no assurance that the Company will be successful in obtaining the required FDA approval. See "Business - Government Regulation."

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

     No assurance can be given that the U.S. Patent and Trademark Office or any foreign patent office will grant patent protection for the subject matter of any pending patent applications, or that present or future patents will provide commercially significant protection to the Company's present or future technologies, products, or processes. Furthermore, no assurance can be given that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights or obtain access to the Company's know-how or that others will not be issued patents that may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products or processes would have a material adverse effect on the Company's business, financial condition, and results of operations. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed by the Company will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect the Company's intellectual property.

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

DISTRIBUTION ARRANGEMENTS

     As discussed, Murex was acquired by Abbott on April 17, 1998 and the Company and Abbott are working in good faith under existing distribution and marketing agreements. See "Business - International Markets." In August 1997, the Company entered into a distribution agreement (the "1997 Distribution Agreement") with Abbott's predecessor granting it the exclusive right to distribute the Company's HIV, CMV, and HBV HC II tests in most of Europe, Eastern Europe, Africa, the Middle East, and Singapore. Pursuant to the 1997 Distribution Agreement, Abbott has agreed to use its reasonable efforts to distribute and support the products, to maintain a qualified sales force, to provide technical support for the products, to comply with the Company's packaging and delivery requirements, and to assist the Company in protecting its proprietary rights in the products. The Company is required to use reasonable efforts to deliver products ordered by Abbott, to provide current promotional materials and to assist Abbott in making sales presentations. The 1997 Distribution Agreement has an initial term of four years and seven months, subject to automatic renewal for successive one-year terms. Two years after the effective date of the 1997 Distribution Agreement, however, the Company will have the right to terminate the 1997 Distribution Agreement with respect to particular countries, subject to Abbott's right to continue such products within any such country on a co-exclusive basis during a "wind-down" period of six months.

     In February 1997, the Company entered into two agreements (the "Agency Agreement" and the "Customer Transfer Agreement," collectively the "1997 Agreements") with Abbott's predecessor to create a Digene-direct European sales operation for the Company's women's health business. Under the 1997 Agreements, the Company has begun marketing its HPV tests directly in Europe using Abbott's distribution infrastructure. The 1997 Agreements provide for a transition period during which the administrative infrastructure will be agreed to and established. During this transition period, the Company is recording its transactions consistent with a prior distribution agreement with Abbott's predecessor. Prior to February 1, 1997, Abbott's predecessor had been acting as the exclusive distributor in certain designated non-US territories for the Company's HPV test and other of the Company's products. Under the 1997 Agreements, Abbott will act as the exclusive agent for the Company in designated European and Eastern European countries for a period of five years during which Abbott will receive selling service fees and a percentage of the Company's HPV revenues in the designated territory. No other Digene products (except the Company's women's health products) exclusively distributed by Abbott in Europe and Eastern Europe will be affected by the 1997 Agreements.

THIRD-PARTY REIMBURSEMENT

     Hospitals, physicians, and other health care providers rely on third-party payors, such as government entities, managed care organizations, and private insurance plans, to reimburse the costs and fees associated with the use of diagnostic tests. Successful sales of the Company's tests in the United States and other markets will depend, in part, on the availability of adequate reimbursement from third-party payors such as government entities, managed care organizations, and private insurance plans. There is significant uncertainty concerning third-party reimbursement for the use of any medical test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the Company's tests are clinically useful and cost-effective, not experimental or investigational, medically necessary and appropriate for the specific patient. Since reimbursement approval is required from each payor individually, seeking such approvals is a time consuming and costly process which requires the Company to provide scientific and clinical support for the use of the Company's tests for their approved indications to each payor separately. There can be no assurance that third-party reimbursement will be consistently available for the Company's tests for their approved indications or any of the Company's other products that may be developed or that such third-party reimbursement will be adequate. Federal and state governmental agencies are increasingly considering limiting health care expenditures. For example, the United States Congress is currently considering various proposals to significantly reduce Medicaid and Medicare expenditures. Such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Outside the United States, the Company relies on a network of distributors to establish reimbursement from third-party payors in their respective territories. The Company's distributors have established reimbursement for the HPV test in Germany, the Czech Republic, and Brazil. Accordingly, the establishment of reimbursement from third-party payors in such countries is outside the Company's control. Health care reimbursement systems vary from country to country and, accordingly, there can be no assurance that third-party reimbursement will be made available for the Company's products under any other reimbursement system.

     Third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and in many instances are exerting significant pressure on medical suppliers to lower their prices. Lack of or inadequate reimbursement by governmental and other third-party payors for the Company's products could have a material adverse effect on the Company's business, financial condition, and results of operations.

PRODUCT LIABILITY

     The Company's business is subject to product liability risks inherent in the testing, manufacturing and marketing of the Company's HPV test for its approved indications and other products developed by the Company. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The Company currently maintains product liability insurance coverage with a combined single limit of $5,000,000. There can be no assurance, however, that this coverage will be adequate to protect the Company against future product liability claims or that product liability insurance will be available to the Company in the future on commercially reasonable terms, if at all. Furthermore, there can be no assurance that the Company will be able to avoid significant product liability claims and the attendant adverse publicity. Consequently, a product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition, and results of operations.

EMPLOYEES

     At September 2, 1998, the Company employed 137 persons, including 39 in research and development, 42 in manufacturing, including quality assurance, 30 in sales and marketing, and 26 in accounting, finance, administration and regulatory affairs. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

ADDITIONAL CONSIDERATIONS

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF PROFITABILITY; FLUCTUATIONS IN QUARTERLY RESULTS

     The Company has incurred substantial operating losses since inception and, at June 30, 1998, had an accumulated deficit of approximately $39.4 million. Such losses have resulted principally from expenses associated with the Company's research and development programs, including preclinical studies, clinical trials, and regulatory submissions for the Company's women's health and blood virus products, the scale-up of the Company's manufacturing facilities, and the expansion of the Company's sales and marketing activities in the United States and abroad. The Company expects such operating losses to continue for the foreseeable future as it continues its product development efforts, seeks FDA and foreign approvals of its women's health and blood virus products, expands its manufacturing capabilities, and further expands its sales and marketing activities. In order to achieve profitability, the Company must successfully manufacture, market, and sell its women's health and blood virus products in the United States and abroad. The markets targeted by the Company are heavily regulated and are characterized by an increasing number of entrants, intense competition and a high rate of failure. There can be no assurance that the Company will ever be able to successfully commercialize its products or that profitability will ever be achieved. The Company's quarterly operating results have fluctuated significantly in the past and the Company believes that they may continue to fluctuate significantly in the future with lower product revenues in the first and second fiscal quarters as compared with the third and fourth fiscal quarters, primarily attributable to the lower demand for certain women's health-related medical procedures during the summer months and the December holiday season in the United States and Europe. In addition, the Company's quarterly operating results, as well as annual results, may fluctuate from period to period due to the degree of market acceptance of the Company's products, competition, the timing of regulatory approvals and other regulatory announcements, the volume and timing of orders from and shipments to distributors, variations in the Company's distribution channels, the timing of new product announcements and introductions by the Company and its competitors, product obsolescence resulting from new product introductions and other factors, many of which are outside the Company's control. Due to one or more of these factors, in one or more future quarters the Company's results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of the Company's Common Stock could be materially and adversely affected.

UNCERTAINTY OF MARKET ACCEPTANCE

     The Company's success depends, in part, upon the acceptance by the worldwide medical community, including third-party payors, clinical laboratories, and health care providers, of the Company's Hybrid Capture technology as a clinically useful and cost-effective method for detecting, screening and monitoring HPV, chlamydia, gonorrhea, HIV, CMV, and HBV. There can be no assurance that the worldwide medical community will accept the use of the Company's technology. Market acceptance of the Company's products based on its HC II technology will depend on the Company's ability to arrange for the distribution to its customers of luminometers with the capability to analyze the results from such products. The Company has identified a manufacturer for such luminometers and is currently arranging for the manufacture and distribution of luminometers to its customers. No assurance can be given that the Company's efforts will be successful. Failure to arrange for the manufacture or distribution of such luminometers on a timely basis, or any related delays, could delay or prevent market acceptance of the Company's HC II products or increase the costs related to the distribution of such luminometers, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, the Company's growth and success will depend upon market acceptance by the medical community of the Company's HPV tests for the follow-up screening of women with equivocal Pap smears as a clinically useful and cost-effective alternative to well-established follow-up procedures, such as Pap smear re-testing, colposcopy and biopsy, which are widely accepted and have a long history of use. There can be no assurance that HPV testing, in general, or the Company's HPV tests, in particular, will achieve market acceptance in the United States on a timely basis, or at all. Additionally, there can be no assurance that the Company's products will be accepted in any markets outside the United States due to the influence of established medical practices, lack of education about women's health and blood viruses, and other social and economic factors beyond the Company's control. Failure of the Company's technology or products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

RISKS INHERENT IN INTERNATIONAL TRANSACTIONS

     The Company sells its products both in the United States and abroad. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, economic and political instability, price controls, trade restrictions, changes in tariffs, and difficulties with foreign distributors. Foreign countries often establish product standards different from those of the United States and any inability to obtain or maintain international approvals on a timely basis could have a material adverse effect on the Company's international business operations. Additionally, the Company's business, financial condition, and results of operations may be materially and adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining required licenses and permits. There can be no assurance that the Company will be able to successfully commercialize any of its products in any foreign market. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as those of the United States.

     The Company markets its women's health and blood virus products abroad using both a direct sales force and a network of distributors. For the Company's products being sold through distributors, such distributors are responsible for obtaining regulatory approvals and establishing reimbursement from third-party payors in their respective territories. Generally, the extent and complexity of regulation of medical products are increasing worldwide, with regulation in some countries already nearly as exhaustive as that in the United States. The Company anticipates that this trend will continue, and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. The Company's inability to obtain approval to market its products internationally would have a material adverse effect on the Company's business, financial condition, and results of operations.

LIMITED SALES AND MARKETING EXPERIENCE

     The Company has limited sales and marketing experience, and no assurance can be given that the Company will be able successfully to establish and maintain a significant sales and marketing organization or that the Company's direct sales force will succeed in promoting the Company's products to third-party payors, clinical laboratories, health care providers, and government entities worldwide. In addition, due to limited market awareness of the Company's products, the Company believes that the marketing effort may be a lengthy process, requiring the Company to educate the worldwide medical community regarding both the clinical utility and cost-effectiveness of HPV testing, in general, and the Company's HPV tests, in particular, and the efficacy, clinical utility, and cost-effectiveness of the Company's blood virus products in detecting the presence of blood viruses and monitoring the effectiveness of particular antiviral therapies. The Company intends to use a direct sales force as well as a network of distributors to market and sell its HPV tests in the United States and abroad. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service, or support personnel, that agreements with foreign distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company's sales and marketing efforts will be successful. Failure to successfully establish and maintain a significant sales and marketing effort, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's marketing success in the United States and abroad also will depend on whether it can obtain required approvals for marketing, successfully demonstrate the clinical utility and cost-effectiveness of its products, further develop a direct sales capability, and establish arrangements with distributors and marketing partners. Failure by the Company to successfully sell and market its products would have a material adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE ON THIRD-PARTY REIMBURSEMENT

     Sales of the Company's products in the United States and other markets will depend, in part, on the availability of adequate reimbursement from third-party payors such as government entities, managed care organizations, and private insurance plans. There is significant uncertainty concerning third-party reimbursement for the use of any medical test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the Company's products is clinically useful and cost-effective, not experimental or investigational, and medically necessary and appropriate for the specific patient. Since reimbursement approval is required from each payor individually, seeking such approvals is a time consuming and costly process which requires the Company to provide scientific and clinical support for the use of each of the Company's products to each payor separately. There can be no assurance that third-party reimbursement will be consistently available for the Company's products or that such third-party reimbursement will be adequate. Federal and state government agencies are increasingly considering limiting health care expenditures. For example, the United States Congress is currently considering various proposals to significantly reduce Medicaid and Medicare expenditures. Such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and in many instances are exerting pressure on medical suppliers to lower their prices. Outside the United States, the Company relies on a network of distributors distributing certain of the Company's products to establish reimbursement from third-party payors in their respective territories. Accordingly, the establishment of reimbursement for certain of the Company's products from third-party payors in such countries is outside the Company's control. Health care reimbursement systems vary from country to country and, accordingly, there can be no assurance that third-party reimbursement will be available for the Company's products under any other reimbursement system. Lack of or inadequate reimbursement by government and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition, and results of operations.

LIMITED MANUFACTURING EXPERIENCE; UNCERTAINTIES REGARDING MANUFACTURING AND OPERATIONS SCALE-UP

     The Company has limited commercial-scale manufacturing experience and capabilities and it is anticipated that the Company will be required to further scale-up its manufacturing capabilities. Due to the Company's recent and expected future growth, in March 1998 the Company entered into a long-term lease for a site in Gaithersburg, Maryland on which two buildings will be constructed. The Company will relocate its operations to this new facility upon the expiration of its current leases. The integration of the Company's manufacturing operations into the new facility may result in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up manufacturing, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's new or expanded manufacturing facilities will be subject to QSRs, international quality standards and other regulatory requirements. Difficulties encountered by the Company in expansion of manufacturing or the failure by the Company to establish and maintain its facilities in accordance with QSRs, international quality standards or other regulatory requirements could result in a delay or termination of manufacturing, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Additionally, ongoing sales of the Company's HC II products will be dependent, in part, upon the Company's ability to provide service and support to users of luminometers and related software and equipment. The Company's inability to successfully develop necessary service and support capabilities could have a material adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE ON EUROPEAN DISTRIBUTOR

     For the fiscal year ended June 30, 1998, approximately 42% of the Company's total revenues resulted from transactions with Abbott. The Company has established a direct European sales operation for its women's health products whereby, pursuant to an agreement, the Company markets such products directly using Abbott's sales and marketing infrastructure. In addition, the Company has a co-exclusive distribution agreement with Abbott for sales of its other products in Europe, the Middle East, Africa, and parts of Asia. Consequently, the Company expects that sales to Abbott will continue to constitute a significant portion of total revenues for the foreseeable future. The loss of Abbott's sales and marketing infrastructure, a significant decrease in product shipments to or an inability to collect receivables from Abbott, or any other adverse change in the Company's relationship with Abbott could have a material adverse effect on the Company's business, financial condition, and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend, in part, on its ability, and the ability of its collaborators or licensors, to obtain protection for its products and technologies under United States and foreign patent laws, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the medical diagnostics and biotechnology industries place considerable importance on obtaining, and maintaining, patent and trade secret protection for new technologies, products, and processes.

     The Company has obtained rights to certain patents and patent applications and may, in the future, obtain, or seek rights from third parties to additional patents and patent applications. There can be no assurance that patent applications relating to the Company's products or technologies will result in patents being issued, that any issued patents will afford adequate protection to the Company, or that such patents will not be challenged, invalidated, infringed, or circumvented. Furthermore, there can be no assurance that others have not developed, or will not develop, similar products or technologies that will compete with those of the Company without infringing upon the Company's intellectual property rights.

     Legal standards relating to the scope of claims and the validity of patents in the medical diagnostics and biotechnology industries are uncertain and still evolving, and no assurance can be given as to the degree of protection that will be afforded any patents issued to, or licensed by, the Company. There can be no assurance that, if challenged by others in litigation, any patents assigned to or licensed by the Company will not be found invalid. Furthermore, there can be no assurance that the Company's activities would not infringe patents owned by others. Defense and prosecution of patent matters can be expensive and time-consuming and, regardless of whether the outcome is favorable to the Company, can result in the diversion of substantial financial, management, and other resources. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities and product sales. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. Moreover, the laws of certain countries may not protect the Company's proprietary rights to the same extent as United States law.

     The Company has received inquiries regarding possible patent infringements relating to, among other things, certain aspects of its Hybrid Capture technology. The Company believes that the patents of others to which these inquiries relate are either not infringed by the Company's Hybrid Capture technology or are invalid. The Company currently is in discussions with a third party regarding a license to a pending United States patent application which might cover one of the HPV types utilized with its HPV HC II test. Should a license prove necessary, the failure of the Company to successfully negotiate such a license on commercially reasonable terms, or at all, may require the Company to redesign its HPV HC II test to exclude this HPV type. Such exclusion could result in delays in any approval of the Company's HPV HC II test for marketing and could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will not be subject to further claims that its technology, including its Hybrid Capture technology, or its products, infringe the patents or proprietary rights of third parties.

     The Company's success also is dependent upon the skill, knowledge, and experience of its scientific and technical personnel. To help protect its rights, the Company requires all employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure, and in most cases, assignment to the Company of their ideas, developments, discoveries, and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

DEPENDENCE ON SINGLE SOURCE SUPPLIERS

     Certain key components of the Company's products are currently provided to the Company, on a purchase-order basis, by single sources. The Company does not have long-term supply contracts with any of such suppliers nor has the Company arranged for alternative supply sources. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company would not be able to manufacture its products on a timely and cost-competitive basis which would have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, if any of the components of the Company's products are no longer available in the marketplace, the Company may be forced to further develop its technology to incorporate alternate components. The incorporation of new components into the Company's products may require the Company to seek necessary approvals from the FDA or appropriate foreign regulatory agencies prior to commercialization. There can be no assurance that such development would be successful or that, if developed by the Company or licensed from third parties, such alternative components would receive requisite regulatory approval on a timely basis, or at all.

     The success of the Company's products based on its HC II technology will depend, in part, on the Company's ability to arrange for the distribution to its customers of luminometers and related software and equipment with the capability to analyze the results of its tests. The luminometers currently are manufactured for the Company by a single supplier. Although the Company believes that such luminometers could be acquired from alternative sources, such sources may be more expensive than the Company's current supplier and may require substantial lead time. Consequently, the failure of the Company's supplier to produce luminometers in accordance with specifications, in accordance with applicable regulations and on a timely basis, could significantly inhibit the Company's ability to market its HC II products and have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES RELATING TO PRODUCT DEVELOPMENT

     There can be no assurance that the Company's new product development efforts will result in any commercially viable or successful products. The Company has a number of product candidates in various early stages of development. These product candidates will require substantial additional investment, laboratory development, clinical testing, and regulatory approval prior to their commercialization. The Company's inability to successfully develop these product candidates or achieve market acceptance of such products could have a material adverse effect on the Company's business, financial condition, and results of operations.

ATTRACTION AND RETENTION OF KEY PERSONNEL

     The Company is highly dependent on the principal members of its management team, the loss of whose services might impede achievement of the Company's strategic objectives. The Company's success will depend on its ability to retain key employees and to attract additional qualified employees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain existing personnel and to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain personnel in key positions, such inability would have a material adverse effect on the Company's business, financial condition, and results of operations.

ENVIRONMENTAL REGULATION

     The Company is subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic, infectious or other hazardous substances used to manufacture the Company's products. Any failure by the Company to control the use, disposal, removal or storage of hazardous chemicals or toxic substances could subject the Company to significant liabilities, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities, and expand its manufacturing capabilities. The Company expects that its existing capital resources will be adequate to fund the Company's operations through calendar 1999. No assurance can be given that there will be no change in the Company that would consume a significant amount of its available resources before that time. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress with regulatory affairs activities, the cost and timing of expansion of manufacturing capabilities, the expansion of the Company's direct European sales operations, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely effected.

CONTROL BY MANAGEMENT

     As of September 11, 1998, the Company's President and Executive Vice President beneficially own an aggregate of approximately 37.4% of the Company's outstanding shares of Common Stock. As a result, these officers, acting together, effectively control the election of directors and matters requiring approval by the Company's stockholders.

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

ITEM 2.  PROPERTIES

     Due to the Company's recent and expected future growth, on March 2, 1998, the Company entered into a lease for two buildings, under construction, in Gaithersburg, Maryland, comprising a total of approximately 90,000 square-feet. The Company intends to relocate its operation to this new facility upon the expiration of its current leases. The lease on the new facility, which is expected to be completed in the fall of 1999, will expire 10 years from the date which is three business days after the day the new facility is substantially completed.

     The Company's executive office and manufacturing facility is located in Beltsville, Maryland. The lease on this 19,780 square-foot facility expires upon completion of the new facility, as both the existing Beltsville facility and the new Gaithersburg facility are owned by the same corporation. In addition, the Company has a 9,286 square-foot research and development facility in Silver Spring, Maryland. The lease on this facility will terminate on September 30, 1999, subject to renewal at the Company's option.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings and is not aware of any threatened litigation that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT



                    NAME                         AGE            POSITIONS WITH THE COMPANY
------------------------------                  -----   ------------------------------------------------------
Evan Jones..................................      41    President, Chief Executive Officer and Chairman of the
                                                        Board (1)
Charles M. Fleischman.......................      40    Executive Vice President, Chief Operating Officer,
                                                        Chief Financial Officer and Director (2)
Jeanmarie Curley............................      38    Vice President, Manufacturing (3)
Robert McG. Lilley..........................      53    Vice President, Sales and Marketing (4)
Attila T. Lorincz, Ph.D.....................      43    Vice President, Research and Development, and
                                                        Scientific Director (5)
William J. Payne, Jr., Ph.D. ...............      48    Vice President, Development (6)
Donna Marie Seyfried .......................      40    Vice President, Business Development (7)
Joseph P. Slattery .........................      33    Vice President, Finance and Controller (8)

----------

           (1) Mr. Jones has served as President, Chief Executive Officer and a director since Armonk Partners acquired a controlling interest in the Company in July 1990, and has served as Chairman of the Board since September 1995.

           (2) Mr. Fleischman has served as Executive Vice President and a director since Armonk Partners acquired a controlling interest in the Company in July 1990, and has served as Chief Operating Officer since September 1995 and Chief Financial Officer since March 1996.

           (3) Ms. Curley has served as Vice President, Manufacturing since April 1998. From December 1990 to April 1998, she was Director of Manufacturing.

           (4) Mr. Lilley has served as Vice President, Sales & Marketing, since July 1998, and as General Manager for Digene Europe since March 1997. From September 1994 to February 1997, Mr. Lilley was General Manager for Europe, Middle East & Africa for Alltel Healthcare Information Services. From 1987 to February 1994, Mr. Lilley was Managing Director for Technicon Data Systems (TDS) Europe.

           (5) Dr. Lorincz has served as Vice President, Research and Development, and Scientific Director since December 1990. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees and is an Adjunct Associate Professor in the Georgetown University Medical School Department of Pathology.

           (6) Dr. Payne has served as Vice President, Development since July 1997. From August 1995 to July 1997, he was Vice President, Research and Development in the IVD Medical Diagnostic division of Sigma Diagnostics. From July 1993 to July 1995, Dr. Payne served as Director of Research and Development in the IVD Diagnostic Medical division of Sanofi Diagnostic Pasteur.

           (7) Ms. Seyfried has served as Vice President, Business Development since October 1996. Ms. Seyfried served as Senior Director, Business Development of The Perkin-Elmer Corporation from March 1993 to September 1996.

           (8) Mr. Slattery has served as Vice President, Finance and Controller since April 1998 and as Controller since February 1996. From March 1995 to February 1996, Mr. Slattery was Director, Business Management, for I-NET, Inc., a computer services company. From April 1994 to March 1995, he was the Managing Principal of Payne, Slattery and Company, a management consulting firm. From October 1992 to April 1994, Mr. Slattery was Treasurer and Vice President, Finance and Accounting, for Telos Corporation, a computer hardware and services company.

                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

     Since the Company's initial public offering of Common Stock on May 22, 1996, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol "DIGE." The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the Common Stock, as reported by the Nasdaq National Market:

                                                                                   High               Low
                                                                                   ----               ---
1999
----
First quarter (through September 11, 1998)..............................           11                 6 23/32

1998
----
Fourth quarter..........................................................           11 3/16            7 3/8
Third quarter...........................................................           11 3/8             6 5/8
Second quarter..........................................................           13 3/8             8 1/4
First quarter...........................................................           15 1/4            12

1997
----
Fourth quarter..........................................................           13 3/4             9 1/4
Third quarter...........................................................           13 3/4            10 1/4
Second quarter..........................................................           13 3/8             5
First quarter...........................................................            8 1/2             5


     On September 11, 1998, the closing sale price for the Common Stock, as reported by the Nasdaq National Market was $6 7/8. As of September 11, 1998, the Company's Common Stock was held by 173 holders of record.

     The Company has never paid dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

     (a)     Recent Sales of Unregistered Securities

     Except as hereinafter set forth, there have been no sales of unregistered securities by the Company within the past three years.

     From September 1995 through December 1995, 158,250 shares of Series 1994 Redeemable Convertible Preferred Stock were sold to certain existing stockholders and certain new investors at a price per share of $4.00. During the period May 1994 through April 1996, 1,000,000 shares of Series

1994 Redeemable Convertible Preferred Stock were sold to Murex at a price of $3.00 per share under the terms of a Stock Purchase Agreement.

     In connection with sales of Series 1994 Redeemable Convertible Preferred Stock, the Company granted each purchaser warrants to purchase Common Stock up to an amount equal to 41.67% of their investment in Series 1994 Redeemable Convertible Preferred Stock at a price per-share escalating from $4.20 in May 1994 to $6.65 in February 1996. In April 1996, pursuant to the exercise of such warrants, the Company issued 70,436 shares of Common Stock for $6.65 per share, to certain existing stockholders. (Amounts in this paragraph are adjusted to reflect a one-for-.714 reverse split of the Common Stock effected in connection with the Company's initial public offering.)

     In each of the transactions described above, the securities were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     Since July 1, 1995, in transactions which were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act, the Company has issued options to certain employees, directors, consultants, and others to purchase an aggregate of 98,084 shares of the Company's Common Stock at prices per share ranging from $2.10 to $5.60. Between July 1, 1995 and September 11, 1998, 13 of such employees, consultants and others exercised options to purchase an aggregate of 19,277 shares at an aggregate price of $72,898.61.

     (b) Use of proceeds from Registered Securities


Effective date of the registration for which the
use of proceeds information is being disclosed:                 May 21, 1996

SEC file number assigned to the registration statement:         0-28194

Offering commencement date:                                     May 22, 1996
(Offering was not terminated before the sale of
 all securities registered)

Names of managing underwriters:                                 UBS Securities LLC
                                                                Montgomery Securities

Title of security:                                              Common Stock, par value $.01 per share


Amount sold                                                             3,000,000
Aggregate offering price of amount sold                            $   34,500,000

DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:
-----------------------------------------
Underwriting discounts and commissions                             $    2,415,000
Other expenses                                                     $    1,180,000
                                                                   --------------
TOTAL EXPENSES                                                     $    3,595,000

NET OFFERING PROCEEDS TO THE ISSUER                                $   30,905,000

DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:
-----------------------------------------
Construction of plant, building and facilities                     $      327,000
Purchases and installations of machinery and equipment             $    3,183,000
Repayment of indebtedness                                          $    2,931,000
Working capital                                                    $   17,936,000

Temporary investments
---------------------
Option Market Preferred Stock                                      $      500,000
Corporate Bonds                                                    $    3,030,000

Other purposes
--------------
Payments re: Murex Agency Agreement                                $    2,998,000
                                                                   --------------

TOTAL                                                              $   30,905,000

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

           The selected consolidated financial data set forth below with respect to the Company's Consolidated Statements of Operations for the fiscal years ended June 30, 1996, 1997 and 1998 and with respect to the Company's Consolidated Balance Sheets at June 30, 1997 and 1998 are derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this report and are qualified by reference to such Consolidated Financial Statements and the related Notes thereto. Consolidated Statements of Operations data for the fiscal years ended June 30, 1994 and 1995 and Consolidated Balance Sheet data at June 30, 1994, 1995 and 1996 are derived from Consolidated Financial Statements of the Company not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                               Fiscal Year Ended
                                                                                    June 30,
                                                        ---------------------------------------------------------------
                                                        1994            1995           1996          1997          1998
                                                        ----            ----           ----          ----          ----
                                                                      (in thousands, except per share loss)
Consolidated Statement of Operations Data:
Revenues:
    Product Sales                                    $ 4,767        $ 5,413         $ 6,359        $ 9,434        $ 11,980
    Research and development contracts                   527            749             381            626              29
                                                     -------        -------         -------        -------        --------
       Total revenues                                  5,294          6,162           6,740         10,060          12,009

Costs and expenses:
    Cost of product sales                              2,464          2,652           2,895          3,441           3,848
    Research and development                           1,103          1,856           2,430          4,131           5,285
    Selling and marketing                              1,398          1,375           2,095          5,236          10,057
    General and administrative                         1,191          1,245           1,792          4,412           5,690
    Amortization of intangible assets                    265            330             248            241             386
                                                     -------        -------         -------        -------        --------
Loss from operations                                  (1,127)        (1,296)         (2,720)        (7,401)        (13,257)
Other income (expense)                                   (13)            14              40            (36)            (83)
Interest expense                                        (306)          (277)           (207)           (84)           (164)
Interest income                                           13             45             252          1,527           1,378
                                                     -------        -------         -------        -------        --------
Loss from operations before income taxes              (1,433)        (1,514)         (2,635)        (5,994)        (12,126)
Provision for income taxes                                --             --              --             --              48
                                                     -------        -------         -------        -------        --------
Net loss before cumulative effect of a
  change in accounting principle                      (1,433)        (1,514)         (2,635)        (5,994)        (12,174)
Cumulative effect of a change in
  accounting principle(1)                                 --             --              --             --          (1,915)
                                                     -------        -------         -------        -------        --------
Net loss                                             $(1,433)       $(1,514)        $(2,635)       $(5,994)       $(14,089)
                                                     =======        =======         =======        =======        ========
Basic and diluted net loss per share(1)              $ (3.91)       $ (4.11)        $ (1.71)       $ (0.53)       $  (1.06)
                                                     =======        =======         =======        =======        ========
Weighted average shares outstanding(1)                   366            368           1,545         11,394          13,236



                                                                                  At June 30,
                                                                                  -----------

                                                       1994            1995           1996           1997          1998
                                                       ----            ----           ----           ----          ----
                                                                                 (in thousands)
Consolidated Balance Sheet Data:
Working capital                                     $  2,195        $  2,107       $ 29,616       $21,299       $28,428
Total assets                                           4,307           4,485         33,174        30,207        35,440
Long-term debt, less current maturities                3,005           2,812            152           553            --
Redeemable Convertible Preferred Stock                11,768          13,115             --            --            --
Accumulated deficit                                  (15,184)        (16,698)       (19,333)      (25,327)      (39,416)
Total stockholders' equity (deficit)                 (11,490)        (13,004)        30,119        24,266        31,099

---------------
(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this report. Statements regarding the Company's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, uncertainty of clinical trial results, uncertainty of market acceptance, risks inherent in international transactions, limited sales and marketing experience, dependence on third-party reimbursement, competition, dependence on European distributor, extent of government regulations, delay in or failure to obtain regulatory approvals, uncertainty regarding patents and proprietary rights, and the inability to obtain requisite additional financing.

OVERVIEW

      Digene develops, manufactures, and markets proprietary DNA and RNA tests, based on its Hybrid Capture technology, for the detection, screening, and monitoring of HPV, other STDs including chlamydia and gonorrhea, and blood viruses including HIV, CMV, and HBV. Currently, the Company is marketing its HPV test in the United States for the follow-up screening of women with equivocal Pap smears and the Company is marketing its HPV tests internationally as a primary screen to be used either in conjunction with or separate from the Pap smear. Internationally, the Company launched its HBV test in 1992, its CMV test in March 1997, and its HIV test in December 1997. In addition, the Company introduced its chlamydia and gonorrhea tests internationally in August 1997. Other than the Company's HPV tests, the Company's products currently are available in the United States for research use only. The Company expects that sales of its HPV tests will account for a substantial portion of the Company's revenues for at least the next two years. In addition, the Company expects that international sales will account for a significant portion of its revenues for at least the next two years.

      The Company currently markets its products in the United States through a direct sales force supported by technical and customer service representatives. In Europe, the Company's women's health products are marketed primarily through a direct sales force that Digene has established with Abbott, which also serves as a distributor of the Company's blood virus products in certain European, Middle Eastern, and African markets. The Company's products are also sold through a network of distributors in Asia and South America, and in Brazil through the Company's majority owned subsidiary.

      The Company has incurred substantial operating losses since inception, resulting principally from expenses associated with the Company's research and development programs, including preclinical studies, clinical trials and regulatory submissions for the Company's women's health and blood virus products, the scale-up of the Company's manufacturing facilities, and the expansion of the Company's sales and marketing activities in the United States and abroad. The Company expects such operating losses to continue for the foreseeable future as it continues its product development efforts, seeks FDA and foreign approvals of its women's health and blood virus products, expands its manufacturing capabilities and further expands its sales and marketing activities. In March 1998, the Company entered into a lease for a new facility to which the Company intends to relocate its existing operations upon completion of construction scheduled for the fall of 1999.
This new facility will result in increased operating expenses. During the next two years, the Company also intends to make a significant investment in luminometers and related software and equipment, which will be provided to clinical laboratories to assist in the Company's launch of the HPV HC II test, primarily in Europe.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended June 30, 1998 to Fiscal Year Ended June 30, 1997

      Product sales increased to $11,980,000 in fiscal 1998 from $9,434,000 in fiscal 1997. The increase was due primarily to increased sales of the Company's Hybrid Capture tests, primarily HPV, partially offset by lower sales of equipment and non-core products. The Company anticipates that sales of its HPV tests will account for a substantial portion of its product sales for at least the next two years.

      Research and development contract revenues decreased to $29,000 in fiscal 1998 from $626,000 in fiscal 1997 due primarily to substantial completion of contract activities during fiscal 1998. The Company anticipates that research and development contract revenues will increase substantially from the fiscal 1998 amount as a result of new contracts, both signed and currently under negotiation.

      Cost of product sales increased to $3,848,000 in fiscal 1998 from $3,441,000 in fiscal 1997 due to increased sales volume. Gross margin on product sales increased to 67.9% in fiscal 1998 from 63.5% in fiscal 1997. This increase was due primarily to sales of higher margin Hybrid Capture tests and increases in overhead absorption and unit pricing. The Company expects gross margins to increase moderately in the future due to improved overhead absorption and manufacturing efficiencies.

      Research and development expenses increased to $5,285,000 in fiscal 1998 from $4,131,000 in fiscal 1997 due to the hiring of additional research and development personnel and increases in clinical trial activity related to the development of its blood virus and STD tests and to the further development of the Company's Hybrid Capture technology. The Company expects research and development expense to increase for the next few years.

      Selling and marketing expenses increased to $10,057,000 in fiscal 1998 from $5,236,000 in fiscal 1997 due to substantial increases in sales and marketing programs, the hiring of additional selling and marketing personnel, and other selling costs incurred under the Company's international distribution agreements. The Company expects selling and marketing expenses to continue to increase over the next few years as it expands its advertising and promotional activities and increases its sales and marketing force.

      General and administrative expenses increased to $5,690,000 in fiscal 1998 from $4,412,000 in fiscal 1997, due to the hiring of additional administrative personnel, and costs associated with the Company's expansion into the Europe and Brazil markets. The Company expects general and administrative expenses to increase moderately over the next few years.

      Amortization of intangible assets increased to $386,000 in fiscal 1998 from $241,000 in fiscal 1997. The Company expects amortization of intangible assets to decrease significantly in the next fiscal year as a result of the write-off of start-up costs associated with the Company's activities in Europe during fiscal 1998.

      Interest expense increased to $164,000 in fiscal 1998 from $84,000 in fiscal 1997 due primarily to debt incurred in February 1997 as a result of the Company's expansion into the European market.

      Interest income decreased to $1,378,000 in fiscal 1998 from $1,527,000 in fiscal 1997 due primarily to lower average cash and cash equivalents balances as a result of negative cash flows from operations, partially offset by investment of the net proceeds from the Company's public offering of Common Stock, completed in October 1997.

      The $1,915,000 cumulative effect of change in accounting principle is a result of the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The write-off of the unamortized balance of capitalized costs incurred in connection with the acquisition of Murex's HPV customer lists related to the Company's 1997 agreements with Murex to establish a Digene-direct European sales operation for the Company's women's health products.

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

      Amortization of intangible assets decreased to $241,000 in fiscal 1997 from $248,000 in fiscal 1996. The decrease was due to full amortization associated with an acquisition, offset by an increase associated with amortization of startup costs incurred in expanding the Company's activities in Europe.

      Interest expense decreased to $84,000 in fiscal 1997 from $207,000 in fiscal 1996 as a result of reductions in debt pursuant to the terms of those debt agreements.

      Interest income increased to $1,527,000 in fiscal 1997 from $252,000 in fiscal 1996 due primarily to the investment of the net proceeds from the Company's initial public offering, completed in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of approximately $39.4 million at June 30, 1998. The Company has funded its operations primarily through the sale of equity securities. At June 30, 1998, the Company had cash, cash equivalents and short-term investments aggregating approximately $25,512,000. Short-term investments of $75,000 are restricted under a collateral agreement related to leasehold improvements. Net cash used in the Company's operating activities was $11,099,000 for the fiscal year ended June 30, 1998.

      Capital expenditures increased to $2,481,000 in fiscal 1998 from $971,000 in fiscal 1997, due primarily to the acquisition of equipment placed at customer sites to run the Company's tests. In March 1998, the Company entered into a lease agreement that will relocate the Company's research and development facility and its office and manufacturing facility into one location in Gaithersburg, Maryland commencing in the fall of 1999. The integration of the Company's operations into a new facility may result in inefficiencies and delays. Specifically, among other things, the Company may encounter difficulties in scaling up manufacturing, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. During the next year, the Company also intends to continue to make a significant investment in luminometers, software and related equipment, which will be provided to clinical laboratories to assist in the acceptance of the Company's tests.

      The Company does not have any bank financing arrangements. The Company's indebtedness consists of notes payable in the principal amount of $537,000 related to its expansion into the European market and notes payable in the principal amount of $15,000 related to leasehold improvements.

      The Company anticipates that working capital requirements will increase significantly for the foreseeable future due to increased accounts receivable as a result of direct sales to European customers, which have a longer collection cycle than sales to distributors.

      The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities and expand its manufacturing capabilities. The Company expects that its existing capital resources will be adequate to fund the Company's operations through calendar 1999. No assurances can be given that there will be no changes in the Company that would consume a significant amount of its available resources more rapidly than presently anticipated. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, progress in its product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in its regulatory affairs activities, the cost and timing of expansion of manufacturing capabilities, the expansion of the Company's direct European sales operations, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that the Company's existing capital resources and funds generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

      On July 1, 1998, the Company purchased all of the outstanding capital stock of Viropath B.V., a company with limited liability registered at Amsterdam, The Netherlands, for total consideration of 181,884 shares of Common Stock. The Company granted options to purchase an aggregate of 50,000 shares of its Common Stock to the three Viropath individual shareholders in connection with their execution of consulting agreements with the Company. In addition, the Company is obligated to pay royalties, not to exceed $1,000,000, on future sales of Viropath's licensed HPV products in the field of cervical cancer testing.

YEAR 2000 COMPLIANCE



            The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information programs and systems and certain manufacturing and other equipment to accurately process information that may be date-sensitive. Any of the Company's technology that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

            The Company has substantially completed an assessment of its computer programs and telephone systems and has identified those programs and systems that are presently not year 2000 compliant. The Company is in the process of assessing its manufacturing and other equipment, as well as communicating with significant vendors and customers to determine their respective states of readiness. The Company expects to complete this assessment in early 1999.

            In connection with the planned relocation of the Company's business to a new facility in Gaithersburg, Maryland in September 1999, the Company expects to replace most of its programs, systems and manufacturing and other equipment with new programs, systems and equipment which the suppliers will certify to be year 2000 compliant. By the summer of 1999 the Company plans to upgrade, to the extent necessary, any of its existing programs, systems and equipment that will be transferred to the new facility. If the relocation is significantly delayed, which the Company does not presently anticipate, the Company expects to expand the upgrade and replacement phase to include the necessary upgrade and replacement of programs, systems and equipment which are located at its existing facilities but which the Company does not plan to use at the new facility. The cost of these contingent upgrades and replacements is presently unknown.

            The Company plans to begin testing any upgraded or replaced programs, systems and equipment when the new facility is sufficiently complete to enable testing, which is expected to provide adequate time to complete all testing and to implement any necessary contingency plans. Based on information developed to date as a result of its assessment efforts, the Company does not anticipate that the cost of upgrading or replacing its programs, systems and equipment will be material to the Company. If the Company and third parties upon which it relies are unable to address the year 2000 issue in a timely and successful manner, the Company's business could be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Digene Corporation

We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 2 of Notes to Consolidated Financial Statements, in 1998 the Company changed its method of accounting for costs related to start-up activities.


                                                       /s/Ernst & Young LLP


Vienna, Virginia
August 17, 1998

                               DIGENE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,
                                                                    --------------------------------
                                                                          1997            1998
                                                                    --------------- ----------------
                        ASSETS
Current assets:
  Cash and cash equivalents                                           $ 8,452,864      $18,330,803
  Short-term investments                                               11,061,283        7,181,572
  Accounts receivable, less allowance of approximately
    $61,000 and $209,000 at June 30, 1997 and 1998,                     1,767,682        3,072,224
    respectively
  Due from related party                                                1,952,460                -
  Inventories (Note 4)                                                  2,425,167        3,557,289
  Prepaid expenses and other current assets                               446,368          560,706
                                                                     ------------     ------------
Total current assets                                                   26,105,824       32,702,594

Property and equipment, net (Note 5)                                    1,214,548        2,627,244
Intangible assets, net (Notes 2 and 6)                                  2,308,641           12,784
Deposits                                                                  134,564           96,916
                                                                     ------------     ------------
Total assets                                                          $29,763,577      $35,439,538
                                                                     ============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $2,093,893       $2,424,245
  Accrued expenses                                                        772,037          542,064
  Accrued payroll                                                         602,555          755,490
  Current maturities of long-term debt (Note 8)                         1,338,220          552,717
                                                                     ------------     ------------
Total current liabilities                                               4,806,705        4,274,516

Long-term debt, less current maturities (Note 8)                          552,733                -
Accrued rent (Note 9)                                                     100,618           54,340
Deferred rent                                                              37,318           11,980

Commitments (Notes 9, 10 and 16)

Stockholders' equity:
  Preferred stock, $0.01 per value, 1,000,000 shares
    authorized, no shares issued and outstanding
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,579,530 and 14,117,308 shares issued and
    outstanding at June 30, 1997 and 1998, respectively                   115,795          141,173
  Additional paid-in capital                                           49,477,621       70,373,310
  Accumulated deficit                                                 (25,327,213)     (39,415,781)
                                                                     ------------     ------------
Total stockholders' equity                                             24,266,203       31,098,702
                                                                     ------------     ------------
Total liabilities and stockholders' equity                            $29,763,577      $35,439,538
                                                                     ============     ============



                             See accompanying notes.

                               DIGENE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED JUNE 30,
                                                     -------------------------------------------------
                                                          1996            1997             1998
                                                     -------------- ----------------- ----------------

Revenues:
  Product sales                                      $ 6,359,062       $ 9,434,183      $ 11,980,445
  Research and development contracts                     381,425           626,096            28,500
                                                     -----------       -----------      ------------
Total revenues                                         6,740,487        10,060,279        12,008,945

Costs and expenses:
  Cost of product sales                                2,894,731         3,440,963         3,847,725
  Research and development                             2,429,711         4,131,090         5,284,761
  Selling and marketing                                2,094,696         5,236,246        10,057,596
  General and administrative                           1,792,426         4,411,899         5,689,783
  Amortization of intangible assets                      248,435           240,902           385,679
                                                     -----------       -----------      ------------
Loss from operations                                  (2,719,512)       (7,400,821)      (13,256,599)

Other income (expense):
  Other income (expense)                                  40,072           (36,825)          (83,047)
  Interest expense                                      (207,349)          (83,777)         (163,625)
  Interest income                                        251,776         1,526,967         1,377,665
                                                     -----------       -----------      ------------
Loss from operations before income taxes              (2,635,013)       (5,994,456)      (12,125,606)

Provision for income taxes                                     -                -             48,463
                                                     -----------       -----------      ------------
Net loss before cumulative effect of a
    change in accounting principle                    (2,635,013)       (5,994,456)      (12,174,069)

Cumulative effect of a change in accounting                    -                 -        (1,914,499)
    principle
                                                     -----------       -----------      ------------

Net loss                                             $(2,635,013)      $(5,994,456)     $(14,088,568)
                                                     ===========       ===========      ============

Basic and diluted net loss per share                 $     (1.71)      $     (0.53)     $      (1.06)
                                                     ===========       ===========      ============

Weighted average shares outstanding                    1,545,247        11,393,978        13,235,901
                                                     ===========       ===========      ============




                             See accompanying notes.

                               DIGENE CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  ADDITIONAL                        TOTAL
                                              COMMON STOCK          PAID-IN        ACCUMULATED  STOCKHOLDERS'
                                         ----------------------
                                                                                                    EQUITY
                                           SHARES     AMOUNT       CAPITAL          DEFICIT       (DEFICIT)
                                         ---------------------- --------------   ------------------------------
Balance at June 30, 1995                   368,356  $  3,684     $ 3,690,025     $(16,697,744)     $(13,004,035)

Issuance of Common Stock, net of
  offering costs of $3,768,678           3,000,000    30,000      30,701,322                -        30,731,322

Exercise of Common Stock warrants           70,436       704         467,695                -           468,399

Exercise of Common Stock options            40,510       405          25,261                -            25,666

Conversion of Redeemable
  Convertible Preferred Stock            7,824,403    78,244      14,454,698                -        14,532,942

Net loss                                         -         -               -       (2,635,013)       (2,635,013)
                                        ----------  --------     -----------     ------------      ------------
Balance at June 30, 1996                11,303,705   113,037      49,339,001      (19,332,757)       30,119,281

Exercise of Common Stock options           275,825     2,758         138,620                -           141,378

Net loss                                         -         -               -       (5,994,456)       (5,994,456)
                                        ----------  --------     -----------     ------------      ------------
Balance at June 30, 1997                11,579,530   115,795      49,477,621      (25,327,213)       24,266,203

Issuance of Common Stock, net of
  offering costs of $1,845,585           2,250,000    22,500      20,631,915                -        20,654,415

Exercise of Common Stock options           287,778     2,878         263,774                -           266,652

Net loss                                         -         -               -      (14,088,568)      (14,088,568)
                                        ----------  --------     -----------     ------------      ------------
Balance at June 30, 1998                14,117,308  $141,173     $70,373,310     $(39,415,781)     $ 31,098,702
                                        ==========  ========     ===========     ============      ============

                             See accompanying notes.

                               DIGENE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED JUNE 30,
                                                      -------------------------------------------------
                                                           1996             1997             1998
                                                      --------------  ----------------  ---------------
OPERATING ACTIVITIES
Net loss                                              $(2,635,013)      $(5,994,456)     $(14,088,568)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization of property
      and equipment                                       356,680           461,603         1,068,211
    Amortization of intangible assets                     248,435           240,902           385,679
    Cumulative effect of a change in                            -                 -         1,914,499
      accounting principle
    Start-up expenses                                           -           833,179                 -
    Changes in operating assets and
      liabilities:
      Accounts receivable                                (115,801)         (921,955)       (1,304,542)
      Due from related party                             (382,087)       (1,172,141)        1,952,460
      Inventories                                        (817,018)         (618,834)       (1,132,122)
      Prepaid expenses and other current assets          (228,276)         (146,933)         (114,338)
      Deposits                                            (52,022)          (22,102)           37,648
      Accounts payable                                  1,402,113           241,476           330,352
      Accrued expenses                                    (59,937)          250,179          (229,973)
      Accrued payroll                                     145,226           395,794           152,935
      Accrued rent                                        (33,869)          (49,289)          (46,278)
      Deferred rent                                       (16,796)          (24,696)          (25,338)
                                                      -----------      ------------      ------------
Net cash (used in) provided by operating               (2,188,365)       (6,527,273)      (11,099,375)
activities

INVESTING ACTIVITIES
Purchases of short-term investments                    (4,392,978)      (15,045,827)      (14,634,204)
Sales of short-term investments                                 -         8,452,522        18,513,915
Capital expenditures                                     (329,661)         (971,111)       (2,480,907)
Acquisition of customer lists                                   -        (1,000,000)                -
Additions to goodwill and intangible assets               (10,528)           (3,363)           (4,321)
                                                      -----------      ------------      ------------
Net cash used in investing activities                  (4,733,167)       (8,567,779)        1,394,483

FINANCING ACTIVITIES
Net proceeds from issuance of Redeemable
  Convertible Preferred Stock                           1,418,000                 -                 -
Net proceeds from issuance of Common Stock             30,731,322                 -        20,654,415
Exercise of Common Stock warrants                         468,399                 -                 -
Exercise of Common Stock options                           25,666           141,378           266,652
Principal repayments on debt                           (2,756,796)         (700,787)       (1,338,236)
                                                      -----------      ------------      ------------
Net cash provided by (used in) financing               29,886,591          (559,409)       19,582,831
  activities
                                                      -----------      ------------      ------------

Net increase (decrease) in cash and cash
  equivalents                                          22,965,059       (15,654,461)        9,877,939
Cash and cash equivalents at beginning of year          1,142,266        24,107,325         8,452,864
                                                      ===========      ============      ============
Cash and cash equivalents at end of year              $24,107,325      $  8,452,864      $ 18,330,803
                                                      ===========      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                       $   313,000       $    17,000       $   206,000
                                                      ===========      ============      ============


                             See accompanying notes.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND NATURE OF OPERATIONS

Digene Corporation (the "Company") was incorporated in the state of Delaware in 1987. The Company develops, manufactures and markets proprietary DNA and RNA tests for the detection, screening and monitoring of human diseases. The Company's products are designed to help improve clinical outcomes and reduce the overall cost of disease management. The Company's lead product, the Hybrid Capture HPV DNA Test, is the only FDA-approved test for the detection of human papillomavirus ("HPV"), the cause of essentially all cervical cancer. In addition, Digene has developed and launched tests internationally for the detection and viral load monitoring of major blood viruses, including human immunodeficiency virus, cytomegalovirus and hepatitis B virus, and tests for the detection of two of the most common sexually transmitted diseases, chlamydia trachomatis and neisseria gonorrhea.

On June 28, 1996, Digene Corporation entered into a joint venture agreement with a Brazilian national to establish Digene do Brasil LTDA, a majority-owned subsidiary of Digene Corporation.

On October 29, 1997, the Company established a wholly-owned subsidiary, Digene B.V., for the distribution of the Company's products in the Europe.

On March 3, 1998, the Company established a wholly-owned subsidiary, Digene Europe, for the marketing of the Company's products in the Europe.

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

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of Digene Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain 1996 and 1997 balances have been reclassified to conform with the 1998 presentation.

CASH AND CASH EQUIVALENTS

Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

The Company classifies its short-term investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the consolidated balance sheets. As of June 30, 1997 and 1998, short-term investments are stated at cost, which approximates market.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations.

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

SIGNIFICANT CUSTOMERS

For the years ended June 30, 1996, 1997 and 1998, the Company generated 43%, 42%, and 42%, respectively, of total revenues from a single customer. Export sales accounted for approximately 56%, 59% and 61% of total revenues for the years ended June 30, 1996, 1997 and 1998, respectively.

Export sales consist of the following:

                                                               YEAR ENDED JUNE 30,
                                                 ----------------------------------------------
                                                      1996           1997            1998
                                                 ------------- ---------------- ---------------
Europe                                            $3,019,004      $4,342,175       $4,938,758
South America                                        221,131         881,048        1,619,334
Pacific Rim                                          301,067         592,480          674,817
Other                                                217,717         162,815          134,331
                                                  ----------      ----------       ----------
Total export sales                                $3,758,919      $5,978,518       $7,367,240
                                                  ==========      ==========       ==========


FOREIGN CURRENCY VALUATION

The local currency is the functional currency for most of the Company's international subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are not considered material and have been recognized in the Consolidated Statements of Operations.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

The Company expenses its research and development costs as incurred.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $93,000, $188,000 and $215,000 during fiscal 1996, 1997 and 1998, respectively.

INCOME TAXES

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, except as required by Staff Accounting Bulletin No. 98 ("SAB 98"). The definition of diluted earnings per share is very similar to the previous definition of fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

In February 1998, the Securities and Exchange Commission ("SEC") issued SAB 98 which changes the SEC staff's guidance on cheap stock in initial public offering filings and the subsequent reporting of cheap stock. As a result of SAB 98, the Company restated its 1996 net loss per share of $1.30 as presented in its Form 10-K for the year ended June 30, 1996.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows companies to account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with the intrinsic value method of APB No. 25. As such, the adoption of SFAS No. 123 did not impact the financial condition or the results of operations of the Company.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized $2,497,172 for the acquisition of Murex's HPV customer lists related to the Agreements (See Note 3) to establish a Digene-direct European sales operation for the Company's women's health products. Effective April 1, 1998, the Company elected early adoption of SOP 98-5. The effect of adoption of SOP 98-5 was to increase net loss by $1,914,499 to expense costs that had been capitalized prior to 1998.

RECENT PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain non-owners items that are reported directly within a separate component of stockholders' equity. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. These disclosure requirements will not have a material impact on the Company's consolidated financial position or results of operations.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". The impact of SFAS No. 131 on the disclosure for segment information on the financial statements is not expected to be material.

In March 1998, AcSEC issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed For or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The Company has not yet assessed what the impact of SOP 98-1 will be on the Company's future earnings or financial position.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  TRANSACTIONS WITH A RELATED PARTY

Distribution Agreements

In May 1992, the Company and International Murex Technologies Corporation (together with its affiliates, "Murex") entered into a Distribution Agreement ("Distribution Agreement"), whereby the Company granted to Murex the exclusive right to distribute the Company's HBV DNA tests (for the detection of the hepatitis B virus) in specified countries in the European Community and the co-exclusive right (meaning that the Company may also distribute its products) to distribute the Company's HBV DNA test in Africa. The agreement was amended in May 1993 to expand Murex's exclusive right to also include certain countries in Eastern Europe and in the Middle East.

In February 1996, the Company and Murex entered into the 1996 Distribution Agreement granting Murex the exclusive right to distribute certain of the Company's Hybrid Capture I ("HC I") products, including its Hybrid Capture human papillomavirus DNA test, in most of Europe, Africa and certain countries in the Middle East. The 1996 Distribution Agreement had a five-year term, subject to automatic renewal for successive one-year terms. The Company had the right to terminate the 1996 Distribution Agreement with respect to particular countries, subject to Murex's right to continue to distribute products within any such country on a co-exclusive basis during a "wind-down" period of up to two years. In August 1997, the Company and Murex entered into the 1997 Distribution Agreement, which replaced the 1996 Distribution Agreement, whereby the Company granted to Murex the exclusive right to distribute the Company's HIV RNA Hybrid Capture II, CMV DNA, and HBV DNA Hybrid Capture II assays in specified countries in Europe, Africa, Asia, and the Middle East.

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

In May 1994, the Company entered into an additional Development and License Agreement (the "1994 Agreement") with IMTC. Under the terms of the 1994 Agreement, IMTC purchased 333,333 shares of the Company's Redeemable Convertible Preferred Stock and placed $2 million in escrow to purchase 666,667 additional shares of the Company's Redeemable Convertible Preferred Stock, over the term of the 1994 agreement. Generally, amounts released from escrow were used to fund mutually approved research and development projects on a dollar for dollar cost reimbursement basis. As funding was released from escrow, shares of the Company's Redeemable Convertible Preferred Stock were issued. During the years ended June 30, 1995 and 1996, $1,215,000 and $785,000, respectively, were released from the escrow and accordingly, the Company issued 405,000 and 261,667 shares, respectively, of Redeemable Convertible Preferred Stock. In connection with the Company's initial public offering, all shares of Redeemable Convertible Preferred Stock were converted to Common Stock (see Note 11). IMTC holds a license that is co-exclusive (with the Company) to market products developed under the 1994 Agreement.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  TRANSACTIONS WITH A RELATED PARTY (CONTINUED)

Agency Agreement and Customer Transfer Agreement

Effective February 1, 1997, the Company entered into two agreements (the "Agency Agreement" and the "Customer Transfer Agreement", collectively the "Agreements") with Murex Diagnostics Corporation ("MDC"), to create a Digene-direct European sales operation for the Company's women's health products. Under the Agreements, the Company sells its Hybrid Capture human papillomavirus ("HPV") DNA tests directly in Europe using Murex's distribution infrastructure. Murex acts as the exclusive agent for the Company in designated European and Eastern European countries (the "Territory") for a period of five years during which Murex will receive selling service fees and a percentage of the Company's HPV revenues in the Territory.

The Agreements provide for a transition period during which the administrative infrastructure will be agreed to and established. During this transition period, the Company is recording its transactions, for purposes of title transfer, consistent with the Distribution Agreement with Murex. Furthermore, the 1997 Distribution Agreement still remains in effect to cover the distribution of the Company's products in areas outside the Territory. Prior to February 1, 1997, pursuant to the 1996 Distribution Agreement, Murex had been acting as the exclusive European distributor in designated non-US territories for the Company's HPV test and other of the Company's products.

In connection with the Agreements, the Company acquired Murex's HPV customer lists for approximately $2,500,000 in exchange for promissory notes in the aggregate amount of $1,702,750 and cash of $1,000,000. The non-cash portion of this transaction related to the issuance of debt and the associated imputed interest has been excluded from the Consolidated Statements of Cash Flows. The unsecured notes payable to Murex are noninterest-bearing and have been discounted at 10.00% over the eleven month term of the notes. In accordance with the Agency Agreement, the Company agreed to pay to Murex costs of approximately $853,000 over eleven months, which costs have been expensed. Digene has agreed to reimburse Murex for all costs incurred for selling and marketing expenses. All other Digene products (except the Company's women's health products) exclusively distributed by Murex in Europe and Eastern Europe will not be affected by the Agreements.

Acquisition of Related Party

On April 17, 1998, Abbott Laboratories ("Abbott") and Murex entered into an agreement pursuant to which Abbott acquired all of the outstanding shares of Murex's common stock. The Company is in discussion with Abbott regarding the distribution of Digene's products.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Inventories consist of the following:

                                                          JUNE 30,
                                                   1997            1998
                                              ---------------  --------------
               Finished goods                   $  748,072       $1,341,391
               Work in process                   1,254,495        1,773,977
               Raw materials                       761,100          780,421
                                                ----------       ----------
                                                 2,763,667        3,895,789
               Obsolescence reserve               (338,500)        (338,500)
                                                ----------       ----------
                                                $2,425,167       $3,557,289
                                                ==========       ==========


5.  PROPERTY AND EQUIPMENT

Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

Property and equipment consist of the following:

                                                         JUNE 30,
                                                   1997            1998
                                              --------------  --------------
Furniture, fixtures and office equipment        $ 1,048,854     $ 1,324,978
Machinery and equipment                           1,807,448       3,911,642
Leasehold improvements                              830,175         930,764
                                                -----------     -----------
                                                  3,686,477       6,167,384
Accumulated depreciation and amortization        (2,471,929)     (3,540,140)
                                                -----------     -----------
                                                $ 1,214,548     $ 2,627,244
                                                ===========     ===========


6.  INTANGIBLE ASSETS

Patents application costs are expensed as incurred. Noncompetition agreements are amortized on a straight-line basis over their respective terms, generally two to six years. Goodwill, which resulted from the acquisition of the Molecular Diagnostics Division of Life Technologies, Inc. ("LTI") in December 1990, was amortized using the straight-line method over five years ending in December 1995.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INTANGIBLE ASSETS (CONTINUED)

Intangible assets consist of the following:

                                                          JUNE 30,
                                                   1997             1998
                                             ---------------  ----------------
Noncompetition agreements                      $ 1,087,349       $ 1,087,349
Murex customer lists                             2,497,172                 -
Goodwill  and other intangibles                    184,240           178,561
                                               -----------       -----------
                                                 3,768,761         1,265,910
Accumulated amortization                        (1,460,120)       (1,253,126)
                                               -----------       -----------
                                               $ 2,308,641       $    12,784
                                               ===========       ===========

The Murex customer lists were written off during 1998 (See Note 2 - Change in Accounting Principle).


7.  INCOME TAXES

Significant components of the provision for income taxes of operations consist of the following:

                                                 YEAR ENDED JUNE 30,
                                          1996         1997          1998
                                       ------------ ------------  ------------
        Current:
            Federal                    $       -    $       -      $       -
            State                              -            -              -
            Foreign                            -            -         48,463
                                       ------------ ------------  ------------
        Total current                          -            -         48,463

        Deferred:
            Federal                            -            -              -
            State                              -            -              -
            Foreign                            -            -              -
                                       ------------ ------------  ------------
        Total deferred                         -            -              -
                                       ------------ ------------  ------------
        Total provision for income     $       -    $       -         48,463
          taxes                        ============ ============  ============



There is no net tax benefit recorded for the change in accounting principle because such benefit creates a deferred tax asset which the Company has fully reserved.

The components of income (loss) from operations before income taxes are as follows:

                                                 YEAR ENDED JUNE 30,
                                        1996            1997            1998
                                    -------------   -------------   -------------
        United States               $(2,606,924)     $(5,923,876)   $ (9,971,255)

        Foreign                         (28,089)         (70,580)     (2,154,351)
                                    -------------   -------------    ------------
                                    $(2,635,013)     $(5,994,456)   $(12,125,606)
                                    =============   =============   =============

The following is a summary of the items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate for the years ended June 30, 1996, 1997, and 1998:

                                                         JUNE 30,
                                        1996               1997              1998
                                   ----------------   --------------    --------------
 Tax benefit at statutory rate        $ (922,000)     $(2,098,000)       $(4,244,000)
 Effect of:
   State income tax, net                (132,000)        (300,000)          (606,000)
   Foreign tax                                 -                -             48,463
   Options                               (50,000)      (1,142,000)        (1,005,000)
   Other                                  14,000          (49,000)           114,000
   Foreign losses not used                     -                -            861,000
   Valuation allowance                 1,090,000        3,589,000          4,880,000
                                      ----------      -----------        -----------
 Provision (benefit) for income       $        -      $         -        $    48,463
 taxes                                ==========      ===========        ===========


The Company's net deferred tax assets are as follows:

                                                         JUNE 30,
                                                 1997             1998
                                             --------------  ---------------
  Net operating loss carryforwards           $  7,959,000    $ 12,636,000
  Research and development credits                443,000         828,000
  Patent costs, net                               669,000         577,000
  Research and developmental deferral, net      1,567,000       1,346,000
  Murex customer lists                             50,000         899,000
  Other                                           681,000         812,000
                                             ------------    ------------
  Deferred tax assets                          11,369,000      17,098,000
  Valuation allowance                         (11,369,000)    (17,098,000)
                                             ------------    ------------
  Net deferred tax assets                    $          -    $          -
                                             ============    ============

Due to the Company's net operating loss carryforwards, the Company did not recognize a tax provision for the years ended June 30, 1996 and 1997. The Company recognized a tax provision of $48,463 for the year ended June 30, 1998. At June 30, 1998, the Company had tax net operating loss carryforwards for income tax purposes of approximately $31.5 million. Approximately $5.5 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, will directly increase additional paid-in capital. At June 30, 1998, the Company also had research and development credit carryforwards of approximately $828,000. In 1990, the Company experienced a change in ownership pursuant to Section 382 of the Internal Revenue Code, which will cause the utilization of pre-change losses and credits to be limited. Subject to this limitation, the Company's net operating loss carryforwards and tax credits expire, if unused, at various dates from 2003 through 2013. Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, the Company has provided a valuation allowance for the full amount of its deferred tax assets.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                            JUNE 30,
                                                      1997             1998
                                                 -------------   --------------
Notes payable to Murex (See Note 3), net
 of unamortized discount                          $ 1,762,033       $ 537,424
Amounts due to former stockholders, net of
 unamortized discount                                  85,007               -
Note payable to lessor                                 43,913          15,293
                                                  -----------       ---------
                                                    1,890,953         552,717
Current maturities of long-term debt               (1,338,220)       (552,717)
                                                  -----------       ---------
Long-term debt, less current maturities           $   552,733       $       -
                                                  ===========       =========

The unsecured notes payable to Murex arose in conjunction with the Company's acquisition of Murex's HPV customer list (See Note 3), are noninterest-bearing and have been discounted at 10.00%. Payments are due in ten installments through December 1998. During 1997 and 1998, the Company made payments totaling $577,864 and $1,224,608, respectively, and incurred interest expense of $76,107 and $128,830, respectively. At June 30, 1998, there was no accrued interest related to these notes.

Amounts due to former stockholders, related to repurchases of Common Stock during 1991, are noninterest-bearing, but have been discounted at 8.74%. Payment was due in seven equal annual installments beginning July 1991 and was completed in July 1997.

The note payable to lessor represents the financing of a portion of leasehold improvements made by the lessor under terms of the lease agreement for the Company's research and development facility (See Note 9). The note, in the original principal amount of $200,000, is repayable through December 1998 in 114 equal monthly installments of $2,616 in principal plus interest at 9%. A $75,000 certificate of deposit held by the Company is assigned to the lessor as collateral for the lease obligation.

9.  LEASE COMMITMENTS

The Company occupies a facility serving as its research and development facility. The lease agreement for this facility terminates on December 31, 1998, but provides for a five-year renewal at the Company's option. Under the lease agreement, no rent was due during the period of construction and the initial period of occupancy. The total minimum lease obligation is being expensed over the term of the lease obligation on a straight-line basis, with expense in excess of cash outlays recorded as deferred rent. The lessor agreed to make approximately $372,000 of improvements to the facility at the Company's expense, paid for in cash of $172,000 and a note payable for $200,000 (See Note 8). The minimum annual base rentals are subject to an annual increase of 30% of the increase in the Consumer Price Index. During July 1998, the Company amended this lease agreement to extend the lease term through September 30, 1999.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  LEASE COMMITMENTS (CONTINUED)

Due to the Company's recent and expected future growth, on March 2, 1998, the Company entered into a lease for two buildings, under construction, in Gaithersburg, Maryland, comprising a total of approximately 90,000 square-feet. The Company intends to relocate its operation to this new facility upon the expiration of its current leases. The lease on the new facility, which is expected to be completed in the fall of 1999, will expire 10 years from the date which is three business days after the day the new facility is substantially completed. The Company has two consecutive rights to extend the term of the lease for five years each.

The Company's executive office and manufacturing facility is located in Beltsville, Maryland. The lease on this facility expires upon the completion of the new facility, as both the existing Beltsville facility and the new Gaithersburg facility are owned by the same corporation. In addition, the Company has a research and development facility in Silver Spring, Maryland. The lease on this facility will terminate on September 30, 1999, subject to renewal at the Company's option.

Future minimum rental commitments under these and other operating lease agreements, including the agreements mentioned above, are as follows as of June 30, 1998:

                       1999                                $    642,688
                       2000                                   1,221,069
                       2001                                   1,429,864
                       2002                                   1,455,741
                       2003                                   1,483,469
                       Thereafter                            10,145,643
                                                           ------------
                                                           $ 16,378,474
                                                           ============


Rent expense under these leases was $363,691, $449,449 and $763,126 for the years ended June 30, 1996, 1997 and 1998, respectively.

Remaining lease payments, net of anticipated sublease income of approximately $380,000, for facilities vacated as a result of relocation and consolidation were accrued in fiscal 1992. The remaining accrual at June 30, 1998 is $54,340.

10.  EMPLOYMENT AGREEMENTS

The Company has executed employment agreements with certain key executives under which the Company is required to pay the following base salaries over the next four years:

                      1999                                $   867,084
                      2000                                    489,374
                      2001                                    177,500
                      2002                                      8,342
                                                          -----------
                                                          $ 1,542,300
                                                          ===========

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

Immediately upon completion of the initial public offering (the "IPO") of the Company's Common Stock in May 1996, all outstanding shares of 1990, 1991, and 1994 Series Preferred Stock converted into shares of Common Stock on a 1 for
0.714 basis.

12.  COMMON STOCK

On April 15, 1996, the holders of Common Stock purchase warrants elected to purchase 70,436 shares of Common Stock at an exercise price of $6.65 per share. As a result of this warrant exercise, the Company received net proceeds of $468,399. The remaining unexercised warrants expired on April 15, 1996.

On May 6, 1996, the Company's shareholders approved a 0.714 for 1 reverse stock split of the Company's Common Stock, which became effective on May 20, 1996. All references in the accompanying financial statements to the number of shares of Common Stock and per-share amounts have been restated to reflect the split.

On May 21, 1996, the Company issued 3,000,000 shares of Common Stock in the IPO, which generated net proceeds of approximately $30,700,000.

On October 20, 1997, the Company issued 2,250,000 shares of Common Stock in a public offering, which generated net proceeds of approximately $20,654,000.

13.  COMMON STOCK OPTIONS

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

In September 1997, the Company adopted the Digene Corporation 1997 Stock Option Plan (the "1997 Stock Option Plan"). Pursuant to the 1997 Stock Option Plan, consultants and other non-employees of the Company may receive options to purchase Common Stock. The 1997 Stock Option Plan is administered by the Board of Directors. 500,000 shares have been reserved for issuance under the 1997 Stock Option Plan.

Prior to March 1996, the Company had adopted Stock Option Plans (the "Option Plans") under which 2,622,821 shares of Common Stock were reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. The Option Plans provide for grants of stock options to employees (including officers and employee directors), directors and consultants of the Company. The Option Plans were previously administered

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMON STOCK OPTIONS (CONTINUED)

by the Board of Directors and presently are being administered by the Compensation Committee, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The Company does not intend to grant further options under these Option Plans. The terms of all stock options granted may not exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair value.

Common stock options activity is as follows:

                                                             YEARS ENDED JUNE 30,
                              ---------------------------------------------------------------------------------
                                        1996                      1997                        1998
                                           WEIGHTED-                 WEIGHTED-                 WEIGHTED-AVERAGE
                                            AVERAGE                   AVERAGE                      EXERCISE
                                            EXERCISE                  EXERCISE                       PRICE
                               SHARES        PRICE        SHARES       PRICE       SHARES
                              ----------  -----------  -----------  -----------  -----------   ----------------
Outstanding at
  beginning of year           1,753,211      $1.19      2,660,582      $ 4.14     2,812,333       $ 5.43

Options granted                 987,033       8.86        460,000       10.14       486,500        11.69

Options exercised               (40,510)       .55       (275,825)        .52      (287,778)         .93

Options canceled or
  expired                       (39,152)      2.30        (32,424)       8.66      (298,893)       11.15
                              ---------                 ---------                 ---------

Outstanding at end of
  year                        2,660,582       4.14      2,812,333        5.43     2,712,162         6.42
                              =========                 =========                 =========

Options exercisable at
  year-end                    1,393,787       1.88      1,288,218        2.53     1,131,492         1.81
                              =========                 =========                 =========


The following table summarizes information about fixed-price stock options outstanding at June 30, 1998:

                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     NUMBER            AVERAGE                              NUMBER
RANGE OF           OUTSTANDING        REMAINING      WEIGHTED-AVERAGE    EXERCISABLE     WEIGHTED-AVERAGE
EXERCISE           AT JUNE 30,       CONTRACTUAL        EXERCISE          AT JUNE 30,       EXERCISE
PRICES                1998               LIFE             PRICE              1998             PRICE
---------------   --------------     -------------   ----------------   ------------     ----------------
$0.00 - $2.00         672,988             2.5             $ 0.94           672,988          $ 0.94
$2.01 - $5.00         447,074             2.5               2.32           388,015            2.22
$5.01 - $8.00         109,969             7.0               6.21            37,157            5.81
$8.01 - $11.00      1,244,131             8.0               9.61            33,332           10.00
$11.01 -$13.25        238,000             8.5              13.02                 -               -
                    ---------                                            ---------
                    2,712,162             5.8               6.42         1,131,492            1.81
                    =========                                            =========


During fiscal 1997, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in fiscal 1996, 1997 and 1998 would have been approximately $3,607,000, $7,594,000 and $16,574,000, or $1.78, $0.67 and $1.25 per share, respectively. The effect of applying SFAS No. 123 on 1996, 1997 and 1998 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  COMMON STOCK OPTIONS (CONTINUED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants:

                                                      YEARS ENDED JUNE 30,
                                              ------------------------------------
                                                 1996        1997       1998
Dividend yield                                  0.00%       0.00%        0.00%

Expected volatility                               73%         73%          73%

Risk-free interest rate                        5.875%        6.5%         6.5%

Expected life of the option term (in years)      6.6         6.6          5.5


The weighted average fair values of the options granted during the years ended June 30, 1996, 1997 and 1998 were $9.20, $10.08 and $11.69, respectively.

14.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                       YEARS ENDED JUNE 30,
                                               1996           1997            1998
                                          -------------  -------------   --------------
Numerator:
Net loss                                  $(2,635,013)    $(5,994,456)    $(14,088,568)
                                          ===========     ===========     ============

Denominator:
  Denominator for basic earnings per
  share--weighted-average shares            1,545,247      11,393,978       13,235,901
                                          ===========     ===========     ============
Denominator for diluted earnings
  per share--weighted-average shares        1,545,247      11,393,978       13,235,901
                                          ===========     ===========     ============
  Basic net loss per share                $     (1.71)    $     (0.53)    $      (1.06)
                                          ===========     ===========     ============
  Diluted net loss per share              $     (1.71)    $     (0.53)    $      (1.06)
                                          ===========     ===========     ============

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  NET LOSS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                       YEARS ENDED JUNE 30,
                                               1996            1997            1998
                                           ------------  --------------  --------------
Basic loss per common share
    Continuing operations                  $    (1.71)    $     (0.53)     $     (0.92)
    Cumulative effect of a change
        in accounting principle                 (0.00)          (0.00)           (0.14)
                                           ----------     -----------      -----------
    Net loss                               $    (1.71)    $     (0.53)     $     (1.06)
                                           ==========     ===========      ===========

Diluted loss per common share
    Continuing operations                  $    (1.71)    $     (0.53)     $     (0.92)
    Cumulative effect of a change
        in accounting principle                 (0.00)          (0.00)           (0.14)
                                           ----------     -----------      -----------
    Net loss                               $    (1.71)    $     (0.53)     $     (1.06)
                                           ==========     ===========      ===========

Weighted average number of common
 shares outstanding:
    Basic                                   1,545,247      11,393,978       13,235,901
                                           ==========     ===========      ===========
    Diluted                                 1,545,247      11,393,978       13,235,901
                                           ==========     ===========      ===========


15.  RETIREMENT PLAN

Effective January 1, 1994, the Company adopted a 401(k) Profit Sharing Plan (the "Plan"), which was modified during May 1998. The Plan, which covers all employees who have completed ninety days of service, stipulates that employees may elect an amount between 1% and 15% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in employer contributions over five years. No contributions were made by the Company during the years ended June 30, 1996, 1997 and 1998.

16.  OTHER COMMITMENTS AND CONTINGENCIES

The Company's access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties up to 4.0% of applicable future net sales on certain products. During fiscal 1996, 1997 and 1998, total royalties amounted to $324,925, $396,665 and $769,930, respectively.

During 1998, two former employees filed suits against the Company claiming breach of employment contract and various other claims. The Company intends to vigorously defend each of these lawsuits, but their respective outcomes cannot be predicted. The Company's management believes that any adverse outcome against the Company will not have a material effect on the Company's consolidated financial position and results of operations.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 1998, the Company executed a firm purchase commitment with a vendor to supply $450,000 of equipment. As of June 30, 1998, the Company has recorded a prepaid expense of $112,500 related to this obligation.

17.  SUBSEQUENT EVENTS

On July 1, 1998, the Company issued 181,884 shares of its Common Stock, par value $0.01 per share, as consideration for its purchase of all of the outstanding capital stock (the "Shares") of Viropath B.V., a company with limited liability, registered at Amsterdam, The Netherlands ("Viropath"). The 181,884 shares of the Company's Common Stock were recorded at $8.247 per share, in accordance with the Stock Purchase Agreement, and resulted in total consideration of approximately $1,500,000. These shares will be held in escrow for a period of one year following the closing date. Upon the one year anniversary of the closing date, seventy percent of the shares will be released from escrow and the remaining thirty percent will be released following a six month period. In addition, the Company is obligated to pay royalties on future sales of Viropath's licensed products, not to exceed $1,000,000. The acquisition was accounted for using the purchase method of accounting. The purchase price will be allocated to the fair value of the assets acquired and liabilities assumed. The historical operations of Viropath, compared to the historical operations of the Company, are not significant.

In addition, the Company granted options to purchase an aggregate of 50,000 shares of its Common Stock to the three Viropath individual shareholders in connection with their execution of consulting agreements with the Registrant. The options will become exercisable in equal installments on each of June 30, 1999, 2000, 2001, 2002 and 2003 at an exercise price of $9.75 per share. The options expire on June 29, 2008.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

           No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, scheduled to be held on October 29, 1998, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year (the "1998 Proxy Statement").

   (b) Executive Officers. The information with respect to executive officers required by this item is set forth in
           Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

           The information required under this item is incorporated herein by reference to the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required under this item is incorporated herein by reference to the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is incorporated herein by reference to the 1998 Proxy Statement.



                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
           FORM 8-K



(a) 1.  Financial Statements of the Company

           Consolidated Financial Statements of the Registrant and Report of Independent Accountants thereon
           Consolidated Balance Sheets as of June 30, 1998 and 1997 Consolidated Statements of Operations for the fiscal years ended June 30, 1998, 1997, and 1996
           Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended June 30, 1998, 1997, and 1996
           Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts and Reserves

           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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


           3.1 Amended and Restated Certificate of Incorporation of the Company.
           3.2 Amended and Restated Bylaws of the Company.
           4.1 Specimen Common Stock Certificate.
          10.1 1987 Stock Option Plan.
          10.2 1989 Special Employee Stock Option Plan.
          10.3 1990 Stock Option Plan.
          10.4 1991-A Stock Option Plan.
          10.5 1991-B Stock Option Plan.
          10.6 1996 Omnibus Plan.
          10.7 Employment Agreement dated as of May 1, 1996 between the Company and Evan Jones, as amended.
          10.8 Employment Agreement dated as of May 1, 1996 between the Company and Charles M. Fleischman, as amended.
          10.9 Employment Agreement dated February 1, 1991, as amended, between the Company and Attila T. Lorincz, Ph.D.
         10.10 Letter Agreement dated May 1, 1992 among the Company, Joseph Migliara, Harris Kaplan, Migliara/Kaplan Associates and Valley Partners.
         10.11 Lease Agreement dated January 13, 1988 between the Company and West Farm Associates Limited Partnership.
         10.12 Lease Agreement dated June 20, 1991 between the Company and Murkirk Manor Associates Limited Partnership
         10.13 Distribution Agreement dated May 19, 1992 between the Company and International Murex Technologies Corporation, as amended, May 26, 1993.
         10.14 License Agreement dated September 1, 1995 between the Company and Institut Pasteur.
         10.15 Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur.
         10.16 License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.
         10.17 Stock Purchase Agreement dated September 26, 1988 between the Company and Mitsubishi PetroChemical Company, Limited.
         10.18 License Agreement dated December 19, 1990 between the Company and Life Technologies, Inc.
         10.19 Stock Purchase Agreement dated May 31, 1994 between the Company and International Murex Technologies Limited ("IMTL").
         10.20 Escrow Agreement dated May 31, 1994 among the Company, IMTL and Reid & Priest, as Escrow Agent.
         10.21 Development and License Agreement dated April 14, 1993 between the Company and International Murex Technologies Corporation ("IMTC").

         10.22 Development and License Agreement dated May 31, 1994 between the Company and IMTC.
         10.23 Common Stock Purchase Warrant of IMTL.
         10.24 Form of Common Stock Purchase Warrant.
         10.25 Stockholders' Agreement dated May 31, 1994 among the Company, IMTL and Armonk Partners.
         10.26 Registration Rights Agreement dated as of May 24, 1996 between the Company, Armonk Partners, Murex Diagnostics Corporation and Certain other Stockholders.
         10.27 Distribution Agreement dated as of February 28, 1996 between the Company and Murex Biotech Limited (confidential treatment has been requested for certain portions of this agreement).
         10.28 License Agreement dated September 27, 1995 between the Company and Kanebo, Ltd.
         10.29 Employment Agreement dated as of January 9, 1997 between the Company and Steven A. Owings (Incorporated by reference to
               Exhibit 10 of the Registrant's Current Report on Form 8-K dated January 22, 1997)
       10.30** Agency and Sales Representation Agreement between the Company and
               Murex dated as of February 1, 1997 (Incorporated by reference to
               Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
       10.31** Customer Transfer Agreement between the Company and Murex dated as of February 1, 1997 (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
         10.32 First Amendment to the Distribution Agreement between the Company and Murex dated as of February 1, 1997 (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
         10.33 Employment Agreement dated as of September 3, 1996 between the Company and Donna Marie Seyfried (Incorporated by reference to
               Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
         10.34 Director's Stock Option Plan
         10.35 Employment Agreement dated as of July 11, 1997 between the Company and William J. Payne
         10.36 1997 Stock Option Plan (Incorporated by reference to Exhibit 99 of the Registrant's Registration Statement on Form S-3, dated November 24, 1997)
        10.37* Stock Purchase Agreement dated as of June 30, 1998 by and among the Company and Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers.
         10.38 Lease dated as of March 2, 1998 by and between the Company and ARE - Metropoliton Grove I, LLC (Incorporated by reference to
               Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)
           21* Subsidiaries of the Registrant.
         23.1* Consent of Ernst & Young LLP, Independent Auditors
           27* Financial Data Schedule.
----------

*     Filed herewith.
** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 3, 1997. Such provisions have been filed separately with the Commission.


(b)   Reports on Form 8-K.

      Current Report on Form 8-K dated July 1, 1998, reporting under Item 9 the issuance of 181,884 shares of the Registrant's Common Stock as consideration for the purchase of all of the outstanding capital stock of Viropath B.V. from three Dutch individuals and one Dutch foundation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DIGENE CORPORATION


September 28, 1998                            By: /s/ EVAN JONES
                                                 ----------------------------
                                                  Evan Jones
                                                  President and Chief
                                                  Executive Officer


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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           SIGNATURE                              TITLE                                    DATE
 /s/ EVAN JONES                          President and Chief Executive               September 28, 1998
--------------------------------         Officer (principal executive
Evan Jones                               officer) and Chairman



 /s/ CHARLES M. FLEISCHMAN               Executive Vice President,                   September 28, 1998
--------------------------------         Chief Operating Officer,
Charles M. Fleischman                    Chief Financial Officer and
                                         Director (principal financial
                                         officer)


 /s/ JOSEPH P. SLATTERY                  Vice President, Finance and                September 28, 1998
--------------------------------         Controller (principal
Joseph P. Slattery                       accounting officer)



 /s/ WAYNE T. HOCKMEYER                  Director                                   September 28, 1998
--------------------------------
Wayne T. Hockmeyer


 /s/ JOHN H. LANDON                      Director                                   September 28, 1998
--------------------------------
John H. Landon


 /s/ JOSEPH M. MIGLIARA                  Director                                   September 28, 1998
--------------------------------
Joseph M. Migliara


 /s/ JOHN J. WHITEHEAD                   Director                                   September 28, 1998
--------------------------------
John J. Whitehead

                                  EXHIBIT INDEX


   Exhibit No.      Description
   -----------      ----------------------------------------------------------------------------------------
           3.1      Amended and Restated Certificate of Incorporation of the Company.
           3.2      Amended and Restated Bylaws of the Company.
           4.1      Specimen Common Stock certificate.
          10.1      1987 Stock Option Plan.
          10.2      1989 Special Employee Stock Option Plan.
          10.3      1990 Stock Option Plan.
          10.4      1991-A Stock Option Plan.
          10.5      1991-B Stock Option Plan.
          10.6      1996 Omnibus Plan.
          10.7      Employment Agreement dated as of May 1, 1996 between the
                    Company and Evan Jones, as amended.
          10.8      Employment Agreement dated as of May 1, 1996 between the
                    Company and Charles M. Fleischman, as amended.
          10.9      Employment Agreement dated February 1, 1991, as amended, between the Company and
                    Attila T. Lorincz, Ph.D.
         10.10      Letter Agreement dated May 1, 1992 among the Company, Joseph
                    Migliara, Harris Kaplan, Migliara/Kaplan Associates and
                    Valley Partners.
         10.11      Lease Agreement dated January 13, 1988 between the Company and West Farm Associates Limited Partnership.
         10.12      Lease Agreement dated June 20, 1991 between the Company and Murkirk Manor
                    Associates Limited Partnership
         10.13      Distribution Agreement dated May 19, 1992 between the
                    Company and International Murex Technologies Corporation, as
                    amended, May 26, 1993.
         10.14      License Agreement dated September 1, 1995 between the Company and Institut Pasteur.
         10.15      Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut
                    Pasteur.
         10.16      License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.
         10.17      Stock Purchase Agreement dated September 26, 1988 between
                    the Company and Mitsubishi PetroChemical Company, Limited.
         10.18      License Agreement dated December 19, 1990 between the
                    Company and Life Technologies, Inc.
         10.19      Stock Purchase Agreement dated May 31, 1994 between the
                    Company and International Murex Technologies Limited
                    ("IMTL").
         10.20      Escrow Agreement dated May 31, 1994 among the Company, IMTL and Reid & Priest, as Escrow Agent.
         10.21      Development and License Agreement dated April 14, 1993
                    between the Company and International Murex Technologies
                    Corporation ("IMTC").
         10.22      Development and License Agreement dated May 31, 1994 between the Company and IMTC.
         10.23      Common Stock Purchase Warrant of IMTL.
         10.24      Form of Common Stock Purchase Warrant.
         10.25      Stockholders' Agreement dated May 31, 1994 among the
                    Company, IMTL and Armonk Partners.

         10.26      Registration Rights Agreement dated as of May 24, 1996
                    between the Company, Armonk Partners, Murex Diagnostics
                    Corporation and Certain other Stockholders.
         10.27      Distribution Agreement dated as of February 28, 1996 between the Company and Murex Biotech Limited (confidential
                    treatment has been requested for certain portions of this
                    agreement).
         10.28      License Agreement dated September 27, 1995 between the
                    Company and Kanebo, Ltd. 10.29 Employment Agreement dated as of January 9, 1997 between the Company and Steven A.
                    Ownings (Incorporated by reference to Exhibit 10 of the
                    Registrant's Current Report 8-K dated January 22, 1997)
       10.30**      Agency and Sales Representation Agreement between the
                    Company and Murex dated as of February 1, 1997 (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1997)
       10.31**      Customer Transfer Agreement between the Company and Murex
                    dated as of February 1, 1997 (Incorporated by reference to
                    Exhibit 10.2 of the Registrant's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1997)
         10.32      First Amendment to the Distribution Agreement between the
                    Company and Murex dated as of February 1, 1997 (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1997)
         10.33      Employment Agreement dated as of September 3, 1996 between the Company and Donna Marie Seyfried (Incorporated by
                    reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
         10.34      Director's Stock Option Plan
         10.35      Employment Agreement dated as of July 11, 1997 between the
                    Company and William J. Payne
         10.36      1997 Stock Option Plan (Incorporated by reference to Exhibit
                    99 of the Registrant's Registration Statement on Form S-3,
                    dated November 24, 1997)
        10.37*      Stock Purchase Agreement dated as of June 30, 1998 by and
                    among the Company and Stichting Researchfonds Pathologie,
                    Ewald C.R.M. Keijser, Christophorus J. L. J. Meijer and
                    Jan M.M. Walboomers.
         10.38      Lease dated as of March 2, 1998 by and between the Company and ARE - Metropoliton Grove I, LLC (Incorporated by
                    reference to Exhibit 10.1 of the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1998.)
           21*      Subsidiaries of the Registrant.
         23.1*      Consent of Ernst & Young LLP, Independent Auditors
           27*      Financial Data Schedule.

----------

*                Filed herewith.
** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 3, 1997. Such provisions have been filed separately with the Commission.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Digene Corporation


We have audited the consolidated financial statements of Digene Corporation as of June 30, 1997 and 1998 and for each of the three years in the period ended June 30, 1998 and have issued our report thereon dated August 17, 1998 (included elsewhere in this report). Our audits also included the financial statement schedule listed in Item 14(a) of this report. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP


Vienna, Virginia
August 17, 1998

                               DIGENE CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                           BALANCE AT                                              BALANCE
                                          BEGINNING OF                                              AT END
CLASSIFICATION                               PERIOD          ADDITIONS          DEDUCTIONS          PERIOD
--------------                            ------------       -----------------------------         -------
Allowance for doubtful accts:
 Year ended June 30, 1996                     $ 51             $ 10               --                 $ 61
 Year ended June 30, 1997                       61               --               --                   61
 Year ended June 30, 1998                       61              150               (2)   (1)           209


Reserve for inventory obsolescence:
  Year ended June 30, 1996                    $135             $115               --                 $250
  Year ended June 30, 1997                     250               89               --                  339
  Year ended June 30, 1998                     339               --               --                  339


(1) Write-off of accounts receivable