Form 10-Q
period 1998-09-30
DIGENE CORP
filed 1998-11-16
CIK 1011582

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to _________

                         Commission file number 0-28194

                               DIGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     52-1536128
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        9000 VIRGINIA MANOR ROAD
          BELTSVILLE, MARYLAND                            20705
----------------------------------------               -----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (301) 470-6500
                                                   --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares outstanding as of
              Class                                      November 12, 1998
--------------------------------------               -------------------------
Common Stock, par value $.01 per share                    14,331,321

--------------------------------------------------------------------------------

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                                          Page
                                                                                                                          ----

PART I.  CONSOLIDATED FINANCIAL INFORMATION:

        Item 1. Consolidated Financial Statements -

           Consolidated Balance Sheets -
                   September 30, 1998 and June 30, 1998                                                                     1

           Consolidated Statements of Operations -
                   Three months ended September 30, 1998 and 1997                                                           2

           Consolidated Statements of Cash Flows -
                   Three months ended September 30, 1998 and 1997                                                           3

           Notes to Consolidated Financial Statements                                                                       4

        Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                                  5

PART II.  OTHER INFORMATION:

        Item 2. Changes in Securities and Use of Proceeds                                                                   9

        Item 4. Submission of Matters to a Vote of Security Holders                                                        10

        Item 6. Exhibits and Reports on Form 8-K                                                                           11

SIGNATURES                                                                                                                 12

EXHIBIT INDEX                                                                                                              13

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.

                               DIGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,            JUNE 30,
                                                                                         1998                  1998
                                                                                   -----------------     -----------------
                                                                                     (UNAUDITED)

                                      ASSETS
Current assets:
    Cash and cash equivalents                                                      $     9,634,739       $    18,330,803
    Short-term investments                                                              10,615,852             7,181,572
    Accounts receivable, less allowance of approximately $209,000 at
        September 30, 1998 and June 30, 1998, respectively                               4,302,672             3,072,224
    Inventories                                                                          3,728,192             3,557,289
    Prepaid expenses and other current assets                                            1,629,890               560,706
                                                                                   -----------------     -----------------

Total current assets                                                                    29,911,345            32,702,594

Property and equipment, net                                                              2,558,958             2,627,244
Intangible assets, net                                                                   1,476,122                12,784
Deposits                                                                                   130,862                96,916
                                                                                   -----------------     -----------------

Total assets                                                                       $    34,077,287       $    35,439,538
                                                                                   =================     =================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $     1,808,355       $     2,424,245
    Accrued expenses                                                                       718,423               542,064
    Accrued payroll                                                                      1,052,276               755,490
    Current maturities of long-term debt                                                   271,194               552,717
                                                                                   -----------------     -----------------

Total current liabilities                                                                3,850,248             4,274,516

Accrued rent                                                                                42,349                54,340
Deferred rent                                                                                5,644                11,980

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000 shares authorized, 14,304,407 and
        14,117,308 shares issued and outstanding at September 30, 1998
        and June 30, 1998, respectively                                                    143,044               141,173
    Additional paid-in capital                                                          71,893,056            70,373,310
    Accumulated deficit                                                                (41,857,054)          (39,415,781)
                                                                                   -----------------     -----------------

Total stockholders' equity                                                              30,179,046            31,098,702
                                                                                   -----------------     -----------------

Total liabilities and stockholders' equity                                         $    34,077,287       $    35,439,538
                                                                                   =================     =================


                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                     ---------------------------------------
                                                           1998                 1997
                                                     ------------------   ------------------

      Revenues:
          Product sales                              $      3,604,207     $      2,512,010
          Research and development contracts                        -               13,900
                                                     ------------------   ------------------

      Total revenues                                        3,604,207            2,525,910

      Costs and expenses:
          Cost of product sales                               975,989              714,411
          Research and development                          1,031,413              991,139
          Selling and marketing                             2,952,627            1,710,916
          General and administrative                        1,365,301            1,031,061
          Amortization of intangible assets                    37,521              130,980
                                                     ------------------   ------------------

      Loss from operations                                 (2,758,644)          (2,052,597)

      Other income (expense):
          Other income (expense)                               60,262              (51,267)
          Interest income                                     335,414              189,074
          Interest expense                                    (13,946)             (45,449)
                                                     ------------------   ------------------

      Loss from operations before income taxes             (2,376,914)    $     (1,960,239)

      Provision for income taxes                               64,359                    -
                                                     ------------------   ------------------

      Net loss                                       $     (2,441,273)          (1,960,239)
                                                     ==================   ==================


      Basic and diluted net loss per share           $          (0.17)    $          (0.17)
                                                     ==================   ==================

      Weighted average shares outstanding                  14,301,516           11,585,271
                                                     ==================   ==================

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                   ---------------------------------------
                                                                                         1998                  1997
                                                                                   -----------------     -----------------
                                                                                                (UNAUDITED)

OPERATING ACTIVITIES
    Net loss                                                                       $    (2,441,273)      $    (1,960,239)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of property and equipment                            383,862               153,436
        Amortization of intangible assets                                                   37,521               130,980
        Changes in operating assets and liabilities:
            Accounts receivable                                                         (1,230,448)             (216,336)
            Due from related party                                                               -               358,251
            Inventories                                                                   (170,903)             (842,605)
            Prepaid expenses and other current assets                                   (1,069,184)               85,503
            Deposits                                                                       (33,946)             (121,688)
            Accounts payable                                                              (615,890)             (173,173)
            Accrued expenses                                                               176,359              (156,580)
            Accrued payroll                                                                296,786                96,963
            Accrued rent                                                                   (11,991)              (11,144)
            Deferred rent                                                                   (6,336)               (6,334)
                                                                                   ------------------    -----------------

Net cash used in operating activities                                                   (4,685,443)           (2,662,966)

INVESTING ACTIVITIES
    Purchases of short-term investments                                                 (3,434,280)           (2,481,183)
    Maturities of short-term investments                                                         -             4,360,388
    Capital expenditures                                                                  (315,576)             (258,134)
    Additions to intangible assets                                                            (862)                    -
                                                                                   ------------------    -----------------

Net cash provided by (used in) investing activities                                     (3,750,718)            1,621,071

FINANCING ACTIVITIES
    Exercise of Common Stock options                                                        21,620                29,368
    Principal repayments on long-term debt                                                (281,523)             (320,665)
                                                                                   ------------------    -----------------

Net cash used in financing activities                                                     (259,903)             (291,297)
                                                                                   ------------------    -----------------

Net decrease in cash and cash equivalents                                               (8,696,064)           (1,333,192)
Cash and cash equivalents at beginning of period                                        18,330,803             8,452,864
                                                                                   ------------------    -----------------

Cash and cash equivalents at end of period                                         $     9,634,739       $     7,119,672
                                                                                   ==================    =================

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The consolidated financial statements for the three month periods ended September 30, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1998 of Digene Corporation (the "Company"), which includes financial statements and notes thereto for the years ended June 30, 1998, 1997 and 1996.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2.    NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, except as required by Staff Accounting Bulletin No. 98 ("SAB 98"). The definition of diluted earnings per share is very similar to the previous definition of fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS No. 128 requirements.

3.    ACQUISITION

On July 1, 1998, the Company issued 181,884 shares of its Common Stock, par value $0.01 per share, as consideration for its purchase of all of the outstanding capital stock of Viropath B.V., a company with limited liability, registered at Amsterdam, the Netherlands ("Viropath"). The 181,884 shares of the Company's Common Stock were recorded at $8.247 per share, in accordance with the Stock Purchase Agreement, and resulted in total consideration of approximately $1,500,000. The Company is obligated to pay royalties on future sales of Viropath's licensed products, not to exceed $1,000,000. The acquisition has been accounted for using the purchase method of accounting. The Company has allocated the excess of the purchase price over the fair market value of the acquired net assets as goodwill, which is being amortized on a straight-line basis over ten years. The operating results of Viropath are included in the Company's financial statements since the effective date of the acquisition. The operating results of Viropath are not considered material to the consolidated financial statements of the Company, and accordingly, pro forma financial information has not been presented for this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in the Annual Report on Form 10-K for the year ended June 30, 1998 of Digene Corporation (the "Company"). Statements regarding the Company's expectations as to financial results and other aspects of its business set forth below or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, uncertainty of clinical trial results, uncertainty of market acceptance, risks inherent in international transactions, limited sales and marketing experience, dependence on third-party reimbursement, competition, dependence on European distributor, extent of government regulations, delay in or failure to obtain regulatory approvals, uncertainty regarding patents and proprietary rights, and the inability to obtain requisite additional financing.

RESULTS OF OPERATIONS

Product sales increased to $3,604,000 for the three month period ended September 30, 1998 from $2,512,000 for the corresponding period in 1997. The increase was due, primarily, to increased sales of the Company's Hybrid Capture tests, primarily its HPV test, partially offset by lower sales of equipment and non-core products.

Research and development contract revenues decreased to $0 for the three month period ended September 30, 1998 from $14,000 for the corresponding period in 1997. The decrease was due, primarily, to the completion of contract research activities during fiscal 1998.

Cost of product sales increased to $976,000 for the three month period ended September 30, 1998 from $714,000 for the corresponding period in 1997. Gross margin on product sales increased to 73% for the three month period ended September 30, 1998 from 72% for the corresponding period in 1997.

Research and development expenses increased to $1,031,000 for the three month period ended September 30, 1998 from $991,000 for the corresponding period in 1997. The increase was due, primarily, to the hiring of additional personnel, offset by decreased laboratory supply expenses.

Selling and marketing expenses increased to $2,953,000 for the three month period ended September 30, 1998 from $1,711,000 for the corresponding period in 1997. The increase was due, primarily, to substantial increases in sales and marketing programs and to the hiring of additional selling and marketing personnel in conjunction with the Company's efforts to increase product sales.

General and administrative expenses increased to $1,365,000 for the three month period ended September 30, 1998 from $1,031,000 for the corresponding period in 1997. The increase was due, primarily, to the hiring of additional administrative personnel, as well as costs associated with the Company's expansion into markets in Europe and Brazil.

Amortization of intangible assets decreased to $38,000 for the three month period ended September 30, 1998 from $131,000 for the corresponding period in 1997. The decrease was due to the write-off of customer lists in full in fiscal 1998 pursuant to Statement of Position 98-5, "Reporting the Costs of Start-up Activities", which were previously being amortized over time.

Interest income increased to $335,000 for the three month period ended September 30, 1998 from $189,000 for the corresponding period in 1997. The increase was due to an increase in the Company's cash, cash equivalents and short-term investments as a result of the Company's public offering of 2,250,000 shares of its common stock in October 1997, partially offset by the Company's continuing negative cash flows.

Interest expense decreased to $14,000 for the three month period ended September 30, 1998 from $45,000 for the corresponding period in 1997. The decrease was due to a decrease in indebtedness related to the Company's expansion into the European market.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have significantly exceeded its revenues, resulting in accumulated deficit of approximately $41,857,000 at September 30, 1998. The Company has funded its operations primarily through the sale of equity securities. The Company experienced negative cash flows from operations of $4,685,000 and $2,663,000 for the three months ended September 30, 1998, and 1997, respectively.

Capital expenditures increased to $316,000 for the three months ended September 30, 1998 from $258,000 for the corresponding period in 1997, due, primarily, to the acquisition of equipment placed at customer sites to perform the Company's tests.

The Company does not have any bank financing arrangements. The Company's indebtedness consists, primarily, of notes payable related to its expansion into the European market.

On October 20, 1997, the Company completed a public offering of 2,250,000 shares of its common stock, the net proceeds of which, after underwriters' commissions and expenses, were $20,654,000.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, expand its sales and marketing activities and expand its manufacturing capabilities. The Company expects that its existing capital resources will be adequate to fund the Company's operations through calendar 1999. No assurances can be given that there will be no changes in the Company that would consume a significant amount of its available resources before that time. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, progress in its product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in its regulatory affairs activities, the cost and timing of expansion of manufacturing capabilities, the expansion of the Company's direct European sales operations, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products. To the extent that the Company's existing capital resources and funds generated from the Company's operations, if any, are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely effected.

YEAR 2000 COMPLIANCE

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information programs and systems and certain manufacturing and other equipment to accurately process information that may be date-sensitive. Any of the Company's technology that recognizes a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

The Company has substantially completed an assessment of its computer programs and telephone systems and has identified those programs and systems that are presently not year 2000 compliant. The Company is in the process of assessing its manufacturing and other equipment, as well as communicating with significant vendors or customers to determine their respective states of readiness. The Company expects to complete this assessment in early 1999.

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

Offering commencement date:                                                     May 22, 1996
(Offering was not terminated before the sale of
 all securities registered)

Names of managing underwriters:                                                 UBS Securities LLC
                                                                                Montgomery Securities

Title of security:                                                              Common Stock, par value $.01 per share

FOR THE ACCOUNT OF THE ISSUER
Amount registered                                                                                 3,000,000
Aggregate price of offering amount registered                                        $           34,500,000
Amount sold                                                                                       3,000,000
Aggregate offering price of amount sold                                              $           34,500,000

DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:
Underwriting discounts and commissions                                               $            2,415,000
Other expenses                                                                       $            1,180,000
                                                                                   ------------------------
TOTAL EXPENSES                                                                       $            3,595,000

NET OFFERING PROCEEDS TO THE ISSUER                                                  $           30,905,000

DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:
Construction of plant, building and facilities                                       $              327,000
Purchases and installations of machinery and equipment                               $            2,849,000
Repayment of indebtedness                                                            $            2,931,000
Working capital                                                                      $           21,511,000

Other purposes
Payments re:  Murex Agency Agreement                                                 $            3,287,000

                                                                                   ------------------------
TOTAL                                                                                $           30,905,000

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Registrant held on October 29, 1998, the holders of Common Stock elected the following uncontested nominees as directors of the Company to hold office until the year 2001 annual meeting of stockholders or until their successors are duly elected and qualified:

                                                              VOTES           VOTES
NOMINEE                                                        FOR           WITHHELD
-------                                                        ---           --------

Charles M. Fleischman                                         12,459,792      38,755
Joseph M. Migliara                                            12,459,782      38,765

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

(b) Reports on Form 8-K

The Company filed the following Report on Form 8-K during the quarter ended September 30, 1998:

     Date of Report                        Items Reported
     --------------                        --------------
      July 1, 1998                                9

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                DIGENE CORPORATION


Date:          November 13, 1998                       By:  /s/  Charles M. Fleischman
     -------------------------------------                 -------------------------------
                                                                  Charles M. Fleischman
                                                               Executive Vice President,
                                                                Chief Operating Officer,
                                                                Chief Financial Officer
                                                              (Principal Financial Officer)

Date:          November 13, 1998                       By:  /s/  Joseph P. Slattery
     ------------------------------------                 --------------------------------
                                                                Joseph P. Slattery
                                                              Vice President, Finance,
                                                                   and Controller
                                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


      Exhibit No.              Description                                                                      Page
      -----------              -----------                                                                      ----

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
