Form 10-K
period 1999-06-30
DIGENE CORP
filed 1999-09-28
CIK 1011582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from            to
                                   -----------   ---------

                         Commission file number 0-28194

                               DIGENE CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      52-1536128
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     9000 Virginia Manor Road
       Beltsville, Maryland                               20705
-----------------------------------------              ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (301) 470-6500
                                                    --------------

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Based upon the last sale price of the registrant's Common Stock on September 10, 1999, the aggregate market value of the 9,514,504 outstanding shares of voting stock held by non-affiliates of the registrant was $132,013,743.

           As of September 10, 1999, 14,585,655 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the following documents are incorporated by reference in this Report on Form 10-K:

           1) The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part
                     III).

                                TABLE OF CONTENTS

PART I

Item 1.    Business.......................................................................1
Item 2.    Properties....................................................................31
Item 3.    Legal Proceedings.............................................................31
Item 4.    Submission of Matters to a Vote of Our Stockholders...........................31
           Executive Officers of Digene..................................................32

PART II

Item 5.    Market For Our Common Equity and Related Stockholder Matters..................33
Item 6.    Selected Consolidated Financial Data..........................................34
Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................................35
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....................40
Item 8.    Financial Statements and Supplementary Data...................................41
Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...................................59

PART III

Item 10.   Directors and Executive Officers..............................................59
Item 11.   Executive Compensation........................................................59
Item 12.   Security Ownership of Certain Beneficial Owners and Management................59
Item 13.   Certain Relationships and Related Transactions................................59

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............59
Signatures...............................................................................62

                                     PART I

ITEM 1.    BUSINESS

           We develop, manufacture and market our proprietary DNA and RNA testing systems for the screening, monitoring and diagnosis of human diseases. We have developed and are commercializing our patented Hybrid Capture(R) Gene Analysis System and tests in three areas: women's cancers and infectious diseases, blood viruses, and pharmaceutical clinical research. Our primary focus is in women's cancers and infectious diseases where our lead product is the only FDA approved test for human papillomavirus, or HPV, which is the cause of greater than 99% of cervical cancer cases. Our product portfolio also includes DNA tests for the detection of chlamydia, gonorrhea and other sexually transmitted infections. We believe our Hybrid Capture technology platform represents a significant improvement over existing technologies because of its accuracy, speed, ease of use and ability to quantitate DNA and RNA. In the United States, we market our products through a direct sales force and in other countries through distributors. Abbott Laboratories, one of the world's leading medical diagnostic companies, markets and distributes all of our women's cancers and infectious diseases products and certain of our blood virus products in Europe, Africa and the Middle East.

           Our commercial objective is to become the world leader in gene-based testing for women's cancers and infectious diseases. We are working to establish our HPV test as the standard for cervical cancer screening, the world's largest cancer screening market. Virtually all cases of cervical cancer are preventable if detected in the precancerous stage. Currently, the Pap smear is a test used to screen for cervical cancer. The Pap smear is a subjective, labor intensive test that has limited sensitivity and diagnostic accuracy leading to equivocal test results and false negative diagnoses, which result in significant costs to the healthcare system due to over-treatment or under-diagnosis.

           Our HPV test allows physicians to identify women who are most at risk of having or developing cervical disease and cervical cancer. We intend to capitalize on our leadership position in HPV testing to obtain a significant share of the global cervical cancer screening market, both as a primary screening test and as a follow-up to the Pap smear. We are targeting this global opportunity primarily by marketing our disease management strategy for cervical cancer screening to managed care providers in the United States and government-funded national screening programs outside the United States. In addition, we have developed a network of women's health advocates, public health providers and physician organizations to communicate the diagnostic and cost-effective benefits of HPV testing to physicians, reimbursement providers, testing laboratories and the public.

           We have applied our Hybrid Capture technology to provide for the simultaneous detection of chlamydia, gonorrhea and other sexually transmitted infections, in addition to HPV, from a single patient sample. We also can use a liquid-based Pap smear sample for our DNA tests and have FDA approval to use the specimen provided by Cytyc Corporation's ThinPrep(R) Pap Test(TM) for our HPV tests. We believe the ability to perform multiple tests from a single patient specimen provides greater convenience to patients and their physicians and reduces healthcare costs by decreasing the frequency of patient visits and testing.

           Our second major focus is in blood viruses where we have developed unique testing products using our Hybrid Capture System to detect the presence of hepatitis B virus (HBV) and cytomegalovirus (CMV). These blood viruses are leading causes of morbidity and death. Our tests detect and measure the amount of virus in a patient sample, helping physicians determine disease prognosis and optimize the efficacy of the antiviral therapy. The sensitivity of our blood virus tests, along with their ability to quantitate viral load, provide a competitive advantage over other methods. Our CMV test is the only DNA test cleared for the detection of CMV by the FDA. Abbott, one of the world's leading providers of HBV tests, is selling our HBV and CMV products in Europe, Africa and the Middle East where we believe that our HBV test is the leading HBV DNA test.

           Our Hybrid Capture System utilizes signal amplification and combines the accuracy of nucleic acid probe diagnostics with the ease of use and mass-market capabilities of the antibody-based immunodiagnostic systems that are used routinely by clinical labs today. Our Hybrid Capture technology uses RNA probes to bind specific DNA sequences to create hybrid DNA:RNA molecules. The captured hybrids are then reacted with our proprietary signal amplification system which uses antibodies to detect DNA:RNA hybrids. The Hybrid Capture System and tests are sensitive, rapid, accurate, objective, non-invasive and easy to use, and can be performed by laboratory staff using standardized testing equipment. Recently, we have developed an automated, microplate-based Hybrid Capture testing system. In the pharmaceutical clinical research area, we are utilizing the capabilities of our Hybrid Capture System to identify, develop and validate new gene-based testing opportunities. As a result of the high throughput capability of the Hybrid Capture System, PE Biosystems entered into an exclusive technology and marketing partnership with us to address opportunities in high throughput gene expression screening for pharmaceutical drug discovery.

           We have established a strong proprietary position in our Hybrid Capture technology. We have an exclusive license to a patent covering the use of the monoclonal antibodies, which are central to the Hybrid Capture detection system. Additionally, in July 1999, the European Patent Office allowed a broad patent covering the entire Hybrid Capture System. We have exclusive licenses and co-exclusive cross licenses with the Institut Pasteur to issued and pending patents covering the use of HPV genetic sequences from six of the thirteen key cancer causing HPV types. We believe that these patents create a unique proprietary position for Digene in the HPV testing field.

           We have achieved a number of important regulatory milestones over the last year. Our next generation Hybrid Capture II HPV Test received premarket
(PMA) approval from the FDA in March 1999. In 1999, our portfolio of women's cancers and infectious disease tests was cleared for sale in almost every major European country and in Brazil and Argentina. In the blood virus area, our Hybrid Capture CMV Test received 510(k) clearance from the FDA in October 1998. In addition, we received ISO 9001 certification in June 1999.

           We also have achieved a number of important commercial milestones over the past year. We entered into a partnering arrangement with PE Biosystems in October 1998 and into a marketing and distribution alliance with Abbott in May 1999. Our Hybrid Capture HPV Test was used in numerous clinical trials, and the results of such trials were published in peer reviewed publications. We developed a program to expand reimbursement coverage for our products, resulting in coverage in the United States for our Hybrid Capture HPV Tests from significant managed care providers. Our efforts and accomplishments over the last year have resulted in continued revenue growth from $12.0 million in fiscal 1998 to $17.5 million in fiscal 1999.

WOMEN'S CANCERS AND INFECTIOUS DISEASES

           We have initially focused on two major disease areas, cervical cancer and sexually transmitted infections. Cervical cancer is the second most common cancer among women worldwide. Currently, the primary cervical cancer screening test is the Pap smear. Although the Pap smear has successfully reduced deaths caused by cervical cancer in the United States, cervical cancer remains prevalent in the United States. In addition, cervical cancer rates have remained at high levels outside the United States. If detected in the precancerous stage, virtually all cases of cervical cancer are preventable. The treatment of cervical cancer after it reaches the invasive stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. These treatments are expensive and often unsuccessful. Recently, it has been established that HPV, a sexually transmitted virus, is the primary cause of cervical cancer and that 99% of cervical cancers contain cancer-causing HPV sequences. The Pap smear cannot detect HPV. Furthermore, the Pap smear is a subjective, labor intensive test that has limited sensitivity and diagnostic accuracy leading to equivocal test results and false negative diagnoses. These limitations have contributed to continuing high rates of cervical cancer.

           Chlamydia is the most common sexually transmitted disease in the United States and is a major health problem worldwide, with approximately 89 million new cases reported annually. Genital chlamydia infection, if left untreated, has serious potential consequences, such as infertility, ectopic pregnancy, cervicitis and pelvic inflammatory disease. Gonorrhea, which affects 62 million people worldwide, is the second most common sexually transmitted disease in the United States and may result in severe genital complications in both women and men if left untreated. If properly detected, both chlamydia and gonorrhea are easily treatable with low-cost antibiotic therapy. However, routine and broad-based screening for chlamydia and gonorrhea has been limited by the insufficient sensitivity of some culture methods, the invasive and cumbersome specimen collection methods frequently employed, and the time and cost associated with performing these tests.

           We believe our Hybrid Capture HPV Tests could revolutionize cervical cancer screening around the world by allowing early detection of HPV. Our Hybrid Capture tests also represent the first effort to accurately detect HPV and the other major sexually transmitted infections from a single specimen. This may reduce the overall cost of patient management and help eliminate these serious health threats. Our Hybrid Capture tests detect the presence of both chlamydia and gonorrhea in women from cervical swabs, as well as in men through the collection of urine samples. Preliminary clinical studies on women have indicated that our Hybrid Capture II Chlamydia Test is capable of detecting chlamydia in up to 98% of the cases in which the disease is present, while our Hybrid Capture II Gonorrhea Test is capable of detecting gonorrhea in up to 92% of the cases in which it is present.

           To implement our strategy in the area of women's cancers and infectious diseases, we intend to:

           - create a marketing distribution infrastructure and marketing communications program appropriate to each market;

           - establish ourselves as the leader in single-sample testing for women's cancers and infectious diseases;

           - validate our products through clinical trials with respected academic institutions and healthcare providers;

           - communicate the diagnostic and cost-effective benefits of HPV testing to managed care providers, physicians and government-funded national screening programs and continue to develop a network of women's health advocates, public health providers and physician organizations to help communicate our message to physicians, testing laboratories and the public; and

           - expand reimbursement for our HPV tests from managed care organizations, third party payors and government-funded insurance programs.

                     DISTRIBUTION INFRASTRUCTURE

                     A key element of our commercialization strategy is to partner our marketing and sales efforts with established leaders in the field. We have established a marketing alliance with Abbott for all of our women's cancers and infectious diseases products and certain of our blood virus testing products. Under this alliance, Abbott is responsible for sales and marketing of these Hybrid Capture products in Europe, Africa and the Middle East and our Hybrid Capture II Chlamydia and Gonorrhea Tests in the United States, when cleared by the FDA. We are working together with Abbott to promote the use of HPV testing for primary screening in the European market. In Europe, Abbott is responsible for marketing activities directed toward obtaining laboratory endorsements and routine use of HPV testing, and we are responsible for marketing activities directed toward obtaining governmental endorsement of HPV testing, institutional reimbursement and maximizing consumer awareness and education of the benefits of HPV testing.

                     SINGLE-SAMPLE SYSTEM

                     We are the first to develop tests that detect HPV, chlamydia, gonorrhea and herpes from a single patient specimen. We believe the ability to perform multiple tests from a single specimen provides greater convenience to patients and physicians and reduces healthcare costs by decreasing the frequency of patient visits and testing. Our single-sample system is now available in Europe and South America for the detection of HPV, chlamydia and gonorrhea, and upon receipt of 510(k) clearance from the FDA, the system will be available in the United States. Our tests also are cost efficient in that they can be performed using commercial liquid-based Pap smear collection devices, such as the Cytyc Corporation ThinPrep Pap Test.

                     CLINICAL TRIAL VALIDATION

                     Clinical evidence published in medical journals and presented at important medical meetings has validated our products and technology platform, the Hybrid Capture System, and the role of HPV in cervical cancer. These studies include:

                     - May 1999: a study involving 46,000 women conducted by Kaiser Permanente and published in the Journal of the American Medical Association
                               (JAMA) which concluded that our HPV test identified 97% of women with high-grade cervical disease compared with just 76% using the Pap smear alone;

                     - July 1999: a six-year study published in The Lancet which confirmed that persistent HPV infection is the primary cause of cervical cancer and, therefore, that new guidelines for cervical cancer screening should include testing for HPV;

                     - July 1999: a study involving 1,518 European women published in The British Journal of Cancer which confirmed the high sensitivity (98%) of our HPV test;

                     - August 1999: a 22-country study completed by the International Agency for Cancer Research confirming that HPV is the cause of cervical cancer in 99.7% of cases worldwide; and

                     - September 1999: a study involving 2,988 women in the United Kingdom published in The British Journal of Cancer reported the high sensitivity of our test (95%) compared to the Pap smear (79%) in screening women over age 35 for cervical disease.

                     In addition to these studies, we are currently participating in HPV clinical trials involving more than 100,000 women on four continents. Successful completion of these clinical trials should help to accelerate further adoption of our HPV tests. The following is a summary of these trials:

--------------------------------------------------------------------------------------------------------------------------------
COUNTRY            LEAD INVESTIGATOR                         TRIAL DESCRIPTION                 SIZE       TARGET COMPLETION DATE
United States      National Cancer Institute                 ALTS Borderline Pap Trial         7,000      Completed*
Canada             Newfoundland Department of Health         HPV Primary Screening             3,000      Completed*
Mexico             Johns Hopkins; Mexican Government         HPV Primary Screening             7,500      December 1999

Netherlands        Free University of Amsterdam              HPV Primary Screening            40,000      December 2001
United Kingdom     Imperial Cancer Research Fund             HPV Primary Screening            10,000      December 2000
Germany            University of Tubingen                    HPV Primary Screening             8,000      June 2000
Russia             University of Turku, Finland              HPV Primary Screening            12,000      December 2001

Brazil             University of Rio Grande do Sul           HPV Primary Screening             2,000      December 2000
Argentina          Institut Papincolau                       HPV Primary Screening             1,000      Completed*
Costa Rica         National Cancer Institute                 HPV Primary Screening            10,000      Completed*

China              Cleveland Clinic Foundation               HPV Primary Screening             2,500      November 1999
---------------------------------------------------------------------------------------------------------------------------------
* Trials have been completed and the results are being prepared for publication.
---------------------------------------------------------------------------------------------------------------------------------

                     IMPROVING WOMEN'S HEALTH AWARENESS

                     We actively support the efforts of the American Medical Women's Association and the National Cervical Cancer Public Education Campaign to inform women about the link between HPV and cervical cancer. The HPV Summit 1999, a conference dedicated to discussing HPV and related women's health issues and attended by leading authorities, including physicians, researchers and women's health advocates, was held in Chamonix, France in February 1999. The contribution of our HPV test to the early detection of cervical cancer was a major theme of the summit. As a result of these efforts and growing evidence supporting HPV testing, an advocacy group of nationally recognized women called "Women for HPV Testing," the London Express newspaper and Cosmopolitan magazine have all called on the government of the United Kingdom to adopt HPV testing as part of the national cervical cancer screening program. In the United States, the first congressional hearing dedicated to addressing the need to better inform women about the link between HPV infections and cervical cancer was held in Washington, D.C. in March 1999, and the Centers for Disease Control (CDC) held its first hearings about the HPV issue in April 1999.

                     INCREASING REIMBURSEMENT COVERAGE

                     We are working to expand reimbursement coverage for our HPV tests through targeted clinical studies and outcome-oriented research. These studies are being performed in conjunction with managed care organizations, university-based clinicians and governmental authorities worldwide. Our efforts to increase reimbursement coverage were boosted recently when an FDA advisory panel recommended expanded labeling for our Hybrid Capture tests to incorporate the signal amplification description. We expect this expanded labeling to provide a distinct competitive advantage in the market, because reimbursement levels for amplified tests are up to two times the level for non-amplified tests.

                     The Health Care Financing Administration (HCFA), administrator for Medicaid and Medicare, has established reimbursement for our HPV test, and the American Medical Association has assigned specific CPT codes (necessary for reimbursement) for HPV testing. Third party payors and managed care entities that provide health insurance coverage to 50 million people currently authorize reimbursement for our HPV test.

BLOOD VIRUSES

           Blood viruses, such as HBV, CMV and HIV, are leading causes of morbidity and death and, until recently, were untreatable. Rapid, accurate and ongoing detection of blood viruses and monitoring of viral load is essential for effective patient management. Over the last several years, antiviral therapies have been developed to treat these diseases. To maximize the efficacy of these expensive and sometimes toxic therapies, physicians rely on viral load monitoring to measure the level of virus present in the patient's system. By precisely measuring viral load and identifying patients who are not responding to therapy early in their treatment, physicians are better able to tailor antiviral therapies by more precisely monitoring individual responses, recognizing when a patient develops drug resistance and projecting how quickly the infection will progress to chronic disease.

           The commercialization strategy for our blood virus business is to develop tests for the hepatitis, transplant and AIDS testing markets where the sensitivity and viral load monitoring capabilities of our Hybrid Capture System provide a competitive advantage over other methods, and where our products can be marketed to laboratories through an established market participant such as Abbott in the case of HBV and CMV in Europe or through our own marketing and sales efforts. Our Hybrid Capture System utilizes signal amplification and can detect and quantitate as few as 100 molecules of the HIV virus and as many as one billion copies of the hepatitis B virus.

           We believe our Hybrid Capture HBV Tests are the leading HBV DNA tests in the European market. These tests are used to monitor viral load to determine disease prognosis and optimize the efficacy of the antiviral therapy. Currently, our HBV tests are used by more than 250 laboratories worldwide. We expect that demand for HBV DNA testing will continue to grow as new hepatitis treatment guidelines incorporating viral load monitoring are implemented. Our second important blood virus testing product is our Hybrid Capture CMV Test, which delivers both qualitative and quantitative viral load information to accurately differentiate active from latent CMV infection for AIDS, transplant and other patients with impaired immune systems. We market our CMV test to patients receiving CMV antiviral therapy, select transplant patients with active CMV infection needing protective therapy, and AIDS patients at risk of developing CMV-related organ disease who could benefit from preemptive therapy.

           We are currently developing our Hybrid Capture HIV Test based on our Hybrid Capture technology for HIV viral load monitoring. Our HIV test has been shown in independent studies to provide highly sensitive, accurate, reproducible and reliable measurements of HIV viral load. Our HIV test is the only system which can detect 92% of the HIV genome.

PHARMACEUTICAL CLINICAL RESEARCH

           We approach the pharmaceutical clinical research market by seeking to enter into strategic partnerships that enable us to identify, develop and validate new gene-based testing opportunities. The first such partnership is our exclusive technology and marketing partnership with PE Biosystems, one of the world leaders in this field. Our partnership was formed to address opportunities in high-throughput gene expression screening for pharmaceutical drug discovery. In addition, we are expanding our leadership position in cervical cancer disease management through an active in-licensing program for potential new genetic markers and through collaborations with vaccine and drug development programs of major pharmaceutical companies. As part of this effort, we are working with MedImmune, Inc. in the HPV vaccine area. In 1998, we also acquired Viropath B.V., a leader in the HPV clinical research field, and we have obtained an exclusive license to the p53arg gene, a potential risk assessment marker for cervical disease progression.

PRODUCTS

           Our Hybrid Capture System, which is the basis for all of our gene analysis testing systems, is a rapid, accurate, easy to use, ultra-sensitive technology that can be used in virtually any laboratory with standard equipment. We believe that our Hybrid Capture System is a significant improvement over other detection technologies because of its specificity, rapid processing time, improved accuracy and ability to quantitate viral load. We have developed two versions of our Hybrid Capture technology, the Hybrid Capture I and Hybrid Capture II Systems. The Hybrid Capture I System, our first generation DNA hybrid detection system, which is currently being used at more than 600 laboratories worldwide, tests samples individually in polystyrene tubes and has been approved by the FDA for the follow-up screening of HPV in women with equivocal Pap smears. The Hybrid Capture II System, which was approved by the FDA for the detection of HPV in March 1999, uses a 96-well microtiter plate format that permits simultaneous screening of multiple samples from a single plate and is designed to be more efficient, less expensive and easier to use than the Hybrid Capture I System.

           The following table summarizes the commercial and regulatory status and potential worldwide market of our Hybrid Capture tests:

                            HYBRID CAPTURE TESTS (1)
--------------------------------------------------------------------------------

                                                                                                                      POTENTIAL
                                                                  OUTSIDE                                             WORLDWIDE
DISEASE TARGET       UNITED STATES                                UNITED STATES                                        MARKET
--------------       -------------                                -------------                                       ---------
Women's Cancers
and Infectious
Diseases
   HPV               Approved and marketed as             Marketed as a primary test for cervical cancer            150 million(2)
                     an adjunct to Pap smears             screening. Distributed in Europe, Africa and the
                     for cervical cancer screening.       Middle East by Abbott.


   Chlamydia and     Under review at FDA.                 Marketed. Distributed in Europe, Africa and the           89 million(3)
   Gonorrhea                                              Middle East by Abbott.                                    (chlamydia)
                                                                                                                    62 million(3)
                                                                                                                    (gonorrhea)

   Herpes            Under development.                   Under development; expect to introduce in                 107 million(3)
   simplex                                                calendar 2000.

Blood Viruses
   HBV               Available for research use only.     Marketed.  Distributed in Europe, Africa and the          300 million(4)
                                                          Middle East by Abbott.


   CMV               Cleared and marketed for             Marketed. Distributed in Europe, Africa                   1 million(5)
                     diagnosing infection in organ        and the Middle East by Abbott.
                     transplant, bone marrow
                     transplant and HIV-positive AIDS
                     patients.

   HIV               Available for research use only.     Marketed.                                                 41 million(6)

----------
(1) As described herein, certain of our products have not received marketing approvals or clearance from the FDA or certain foreign authorities. There can be no assurance that any such products will receive approvals on a timely basis, if at all.

(2)   Represents estimate of the total number of Pap smears performed annually.

(3)   Represents estimated number of new cases worldwide on an annual basis.

(4)   Represents estimated number of cases worldwide of chronic HBV infection.

(5)   Represents estimated number of cases worldwide of active CMV infection.

(6)   Represents estimated number of cases worldwide.

SALES AND MARKETING

           Our sales and marketing strategy focuses on achieving broad market acceptance of our Hybrid Capture technology in the areas of women's cancers and infectious diseases and blood virus testing. We sell our Hybrid Capture products either directly, or through strategic partners or distributors, to clinical laboratories and healthcare providers worldwide.

           Acceptance of our Hybrid Capture technology requires improving awareness, both in the United States and in international markets, of the prevalence and the severity of cervical cancer and sexually transmitted diseases among women, and, more importantly, identifying our Hybrid Capture tests as a cost-efficient means of helping to prevent disease. We believe that increased education and awareness will create a powerful consensus that diseases which are preventable with the help of a commercially available and cost-effective test should be targeted by physicians and managed care providers alike. We intend to promote increased awareness through our active sponsorship of educational programs, including programs with affiliated "Centers of Excellence," and through links to the web sites of organizations dedicated to educating the public and physicians about improvements in healthcare. Additionally, we intend to continue our public relations campaign, conducted through our expanding network of women's health advocates, public health providers and physicians organizations, carrying our message of low cost prevention to physicians, laboratories and the public.

           Currently, we sell our products either directly or through strategic partners or distributors to more than 1,000 laboratories worldwide.

           NORTH AMERICAN MARKET

           We currently market our products in the United States and Canada to substantially all clinical reference laboratories through a direct sales force supported by technical and customer service representatives.

           Adoption of our Hybrid Capture HPV Tests by managed care providers and the laboratory testing market is essential for rapidly achieving broad based market acceptance. We have made significant progress in both of these areas. HCFA has established reimbursement for our HPV test, and the American Medical Association has assigned specific CPT codes (necessary for reimbursement) for HPV testing. Third party payors and managed care entities that provide health insurance coverage to 50 million people currently authorize reimbursement for our HPV test.

           In addition, substantially all major clinical reference laboratories in the United States offer our HPV test. We work closely with clinical reference laboratories, third party payors, healthcare providers and their affiliated physicians to help accelerate the adoption of our HPV test. As part of this effort, we collaborated with Kaiser Permanente in the study described under "Business - Women's Cancers and Infectious Diseases - Clinical Trial Validation" above. We are marketing the data from that study and additional clinical trial validation data to other managed care providers, physicians and government-funded national screening programs. As part of this effort, we are working to establish a "Centers of Excellence" program with a group of the top academic medical centers in the United States. We are also participating in an ongoing 7,200 patient National Cancer Institute study designed to establish the clinical utility and the cost effectiveness of HPV testing of women with equivocal Pap smear results. We expect that the results from this trial will be released in our current fiscal year.

           We market our HPV test to physicians through joint marketing programs with clinical reference laboratories and through co-marketing arrangements with other strategic partners. For example, we currently market our HPV test together with Cytyc Corporation's ThinPrep Pap Test, a sample preparation system which allows for the automated preparation of cervical cell specimens. The collaboration with Cytyc is designed to provide physicians with a cost-effective and practical procedure for better management of those patients with equivocal Pap smears. The combined single-sample approach, approved by the FDA in September 1997, enables the use of our HPV test with the Cytyc ThinPrep Pap Test to eliminate the need for a return office visit to collect a second sample for HPV DNA testing.

           INTERNATIONAL MARKETS

           Internationally, we are working to establish HPV testing as the standard of care for primary cervical cancer screening. We have entered into a marketing and distribution agreement with Abbott for the distribution of certain of our products in Europe, Africa and the Middle East. Abbott is one of the world's leading diagnostic companies. We are working together with Abbott to promote the use of HPV testing for primary screening in the European market.

           In Brazil, our products are sold by Digene do Brazil LTDA, a majority-owned subsidiary. We use independent distributors in the rest of South America, Asia and the remaining countries in which we sell our products. In Japan, Mitsubishi Chemical Company acts as our distributor. Mitsubishi is working to obtain regulatory approval and reimbursement for our Hybrid Capture HPV, Chlamydia and Gonorrhea Tests.

TECHNOLOGY

           Our Hybrid Capture System utilizes signal amplification and combines the accuracy of nucleic acid probe diagnostics with the ease of use and mass-market capabilities of antibody-based immunodiagnostic systems which are routinely used by virology and immunology laboratories today. Our Hybrid Capture technology uses RNA probes to bind specific DNA sequences to create hybrid DNA:RNA molecules. The captured hybrids are then reacted with our proprietary signal amplification system which uses antibodies to detect DNA:RNA hybrids. Our Hybrid Capture technology offers a rapid, accurate and easy-to-use detection system that can be performed in any laboratory with standard equipment. These capabilities are particularly important in the commercial markets we have targeted.

           We have established a strong proprietary position in our Hybrid Capture technology. We have an exclusive license to a patent covering the use of the monoclonal antibodies that are central to the Hybrid Capture System. Additionally, in July 1999, the European Patent Office granted us a broad patent covering the entire Hybrid Capture System. We have exclusive licenses and co-exclusive cross licenses with the Institut Pasteur to issued and pending patents covering the use of HPV genetic sequences from six patented cancer causing HPV types. We believe that these patents create a unique proprietary position for us in the HPV testing field.

           Our Hybrid Capture technology has been applied successfully to a number of testing formats including: individual tubes (Hybrid Capture I); 96-well microtiter plates (Hybrid Capture II); 384-well test arrays; and DNA gene chips. Our Hybrid Capture I and II test formats are used in our commercially available testing products. Using these test systems, it is possible to economically process between 4 and 360 clinical specimens in a single technician shift. As part of our partnership efforts, PE Biosystems offers high throughput gene expression analysis products and services to the pharmaceutical drug discovery, biotechnology and agricultural markets. The automated Hybrid Capture gene expression screening service offered by PE Biosystems employs high capacity automation capable of running 100,000 tests per day.

           The following diagram illustrates the key elements of the Hybrid Capture System.

           [Diagram with explanatory notes showing how our Hybrid Capture technology platform allows for the detection of specific DNA and RNA sequences and therefore has potential applications for a variety of diagnostic and monitoring tests.]

RESEARCH AND DEVELOPMENT

           One of our key goals is to expand continually our core technology and expertise in molecular diagnostics in order to remain at the forefront of DNA testing for infectious diseases and to capture new high-growth and high-margin market opportunities. To achieve this goal, we have invested aggressively in research and development and particularly in clinical trials to validate the performance of our new products.

           Our research programs are geared to deliver continuing improvements in the detection of cervical cancer and sexually transmitted infections, including chlamydia, gonorrhea and herpes, and we seek to increase our technological leadership position in these areas. Further, we are working to make it possible for a physician to order all four of these tests and cytology results simultaneously. Our single-sample system is now available in Europe and South America for the detection of HPV, chlamydia and gonorrhea. We expect to introduce our herpes test internationally in calendar year 2000. We have developed our tests so that they can be performed on samples collected for routine Pap smears, and we have developed our proprietary single patient sample system which we expect to introduce internationally in calendar year 2000.

           We intend to continue our investment in the women's cancers and infectious diseases and blood virus areas and to expand efforts to automate our existing tests. We expect that the first of these tests, our automated chlamydia and gonorrhea test, will be introduced in the United States by Abbott during calendar year 2000, subject to clearance by the FDA.

MANUFACTURING

           Manufacturing our products involves combining more than 200 biological reagents, inorganic and organic reagents and kit components (such as vials and packaging material) into finished test kits. Biological reagents include DNA and RNA probes, antibodies and detection reagents. These biological reagents are currently manufactured in our facility in Beltsville, Maryland. In December 1999, we expect to relocate our manufacturing operations to a new facility in Gaithersburg, Maryland. We believe that we currently have sufficient manufacturing capacity for our existing demand and that the new facility will allow us to expand our production capability for the foreseeable future.

           We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our products are manufactured in accordance with quality service regulations (QSR). We received ISO 9001 certification in June 1999.

COMPETITION

           The medical diagnostics and biotechnology industries are subject to intense competition. Our competitors in the United States and abroad for gene-based diagnostic probes include Roche Diagnostics, Bayer Corporation, Chiron Corporation and Gen-Probe Incorporated. We also compete with Abbott, even though they act as our marketing partner in Europe, Africa and the Middle East.

           We believe the primary competitive factors in the market for gene-based probe diagnostics and other screening devices are clinical performance and reliability, ease of use, cost, proprietary position, the competitor's share of the existing market, regulatory approvals and availability of reimbursement.

           Other companies, including large pharmaceutical and biotechnology companies, may enter the market for gene-based probe diagnostics. Some of our products compete against existing screening, monitoring and diagnostic technologies, including the tissue culture and antigen-based diagnostic methodologies. In marketing our HPV tests for the follow-up screening of women with equivocal Pap smears in the United States, we compete with well-established follow-up procedures, such as Pap smear re-testing, colposcopy and biopsy, which are widely accepted and have a long history of use. Additionally, in the event we are able to obtain FDA and applicable foreign approvals to market our HPV tests for primary cervical cancer screening, either in conjunction with or separate from the Pap smear, our products will compete against the Pap smear, which is widely accepted as an inexpensive and, with regular use, adequate screening test for cervical cancer. Future technological advancements, designed to improve quality control over sample collection and preservation and to reduce the Pap smear test's susceptibility to human error, may serve to increase physician reliance on the Pap smear and solidify its market acceptance. Further, if marketed as an adjunct to the Pap smear test for primary screening in the United States, our HPV tests may be seen as adding unnecessary expense to the accepted cervical cancer screening methodology. Consequently, our HPV tests may not be able to attain market acceptance as a primary screening test.

           We face competition from a variety of technologies in the blood virus area. There are several advanced technologies commercially available for the detection and viral load measurement of HBV and HIV. Additionally, there are several emerging DNA probe amplification technologies to detect CMV being developed by competitors. Thus, our tests for HBV, CMV or HIV may not be able to gain market acceptance.

           Our existing and potential competitors may be in the process of seeking FDA or foreign regulatory approval for their respective products or may also enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. In addition, many of these companies may have established third-party reimbursement for their products. We may not be able to compete effectively against existing or future competitors, which may have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

           The medical devices to be marketed and manufactured by us are subject to extensive regulation by the FDA and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act and the related regulations, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement, or refund of the cost of any device that we manufacture or distribute.

           In the United States, medical devices and diagnostics are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling and adherence to QSR), and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive premarket approval (PMA) by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

           Before a new device can be introduced into the market, the manufacturer generally must obtain marketing clearance through the filing of either a 510(k) notification or a PMA application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device or to a preamendment class III medical device (i.e., on the market on or before May 28, 1976) for which the FDA has not called for a PMA. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data is needed before a substantial equivalence determination can be made, either of which could delay market introduction of a new product. A request for additional data may require that clinical studies of the device's safety and effectiveness be performed. Additionally, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

           A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device or if it is a preamendment class III device for which the FDA has called for a PMA. A PMA application must be supported by valid scientific evidence, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device in addition to device labeling and advertising literature.

           If a PMA application is accepted for filing, the FDA begins an in-depth review of the submission. FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The PMA review process includes an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable QSR requirements. In addition, an advisory committee made up of clinicians and/or other appropriate experts is typically convened to evaluate the application and make recommendations to the FDA as to whether the device should be approved. The PMA process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

           Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, but limited to the information necessary to support the proposed change.

           Although clinical investigations of most devices are subject to the investigational device exemption (IDE) requirements, clinical investigations of in vitro diagnostic (IVD) tests are exempt from the IDE requirements, including FDA approval of investigations, provided the testing meets certain exemption criteria. IVD manufacturers must also establish distribution controls to assure that IVDs distributed for the purpose of conducting clinical investigations are used only for that purpose and not improperly commercialized. Pursuant to current FDA policy, manufacturers of IVDs labeled for investigational use only
(IUO) or research use only (RUO) are encouraged by the FDA to establish a certification program under which investigational IVDs are distributed to or utilized only by individuals, laboratories, or healthcare facilities that have provided the manufacturer with a written certification of compliance indicating that the IUO or RUO product will be restricted in use and will, among other things, meet institutional review board and informed consent requirements.

           Export of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted provided certain requirements are met. Unapproved products subject to the PMA requirements must be approved by the FDA for export under certain circumstances. To obtain FDA export approval, certain requirements must be met and information must be provided to the FDA, including, with some exceptions, documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data for the devices. The FDA may not grant export approval when such approval is necessary, and countries to which the devices are to be exported may not approve the devices for import. Failure on our part to obtain export approvals when required could significantly delay and impair our ability to export our devices and could have a material adverse effect on our business, financial condition and results of operations.

           In April of 1995, we obtained a PMA approval for our HPV test to detect the presence of HPV in women with equivocal Pap smears. In August of 1997, we obtained FDA approval of a PMA supplement for the use of the HPV test using the Cytyc sample collection system. We received FDA marketing clearance for our Hybrid Capture II HPV Test in March 1999. We also intend to submit a PMA supplement with the FDA to obtain market clearance for use of our Hybrid Capture II HPV Test as a primary cervical cancer screening test either in conjunction with or separate from Pap smear testing. We anticipate that a substantial amount of clinical data will be required to support the PMA supplement. The data we submit may not be adequate to support the use of the Hybrid Capture II HPV Test as a primary cervical cancer screening test in the United States. Failure to obtain FDA approval for the use of the Hybrid Capture II HPV Test as a primary cervical cancer screening test could have a material adverse effect on our business, financial condition and results of operations.

           We received FDA marketing clearance for our Hybrid Capture I CMV Test in October 1998. We submitted three 510(k) notifications for each of our tests for chlamydia and gonorrhea in April 1998. Upon review of the 510(k) notification for our tests, the FDA determined that additional data would be needed. After collecting the necessary data, we submitted the information to the FDA. These three 510(k) notifications remain pending with the FDA. The FDA may not grant clearance of these 510(k) notifications in a timely manner, if at all, and the FDA may require the submission of additional data or find the products not substantially equivalent and require the submission of a PMA application.

           We are developing tests for HBV and HIV which are class III devices that will necessitate the collection of extensive clinical data and the eventual submission and approval of a PMA application. We may not be able to collect adequate data to support a PMA application for either the HBV test or HIV test, and when a PMA application is submitted, FDA approval may not be granted in a timely manner, if at all.

           We are exporting our HPV test as a primary cervical cancer screening test prior to obtaining PMA approval for this use in the United States. We are also exporting our HBV test and HIV test for clinical use abroad prior to pursuing PMA approval in the United States. Exportation of the HPV test as a primary cervical cancer screening test and exports of the HBV test and HIV test can be undertaken without prior FDA approval of a PMA provided, among other things, that:

           - the marketing of these tests is not contrary to the laws of the country to which they are intended for import,

           - they are manufactured in substantial conformance with the QSRs and

           - we have valid marketing authorization for these products from any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland or South Africa.

           We also must provide the FDA with simple notification indicating the products to be exported and the countries to which they will be exported. FDA approval must be obtained for exports of products subject to the PMA requirements if these export conditions are not met. We may not be able to obtain and maintain valid marketing authorization for these tests from one of the listed countries, and the FDA may not grant specific export approval. Our failure to obtain and maintain valid marketing authorization from one of the listed countries or otherwise meet the FDA export approval requirements, could have a material adverse effect on our business, financial condition and results of operations.

           We have developed viral and bacterial tests that we distribute in the United States on a RUO basis. Failure by us or recipients of our RUO devices to comply with the regulatory limitations on the distribution and use of RUO devices could result in enforcement action by the FDA that would adversely affect our ability to distribute the tests prior to obtaining FDA clearance or approval for them.

           Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies. The Federal Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with QSRs, which impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities.

           The FDA actively enforces regulations prohibiting the promotion of devices for unapproved ("off label") uses and the promotion of devices for which premarket clearance or approval has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA and possible limitations on the promotion of our products.

           We and our products are subject to a variety of state laws and regulations in those states and localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations now or in the future, and such laws or regulations may have a material adverse effect on our business, financial condition and results of operations.

           The introduction of our developmental stage test products in foreign markets will also subject us to foreign regulatory clearances, which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country and many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties, and tax requirements.

           The approval by the FDA and foreign government authorities is unpredictable and uncertain, and the necessary approvals or clearances may not be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances could have a material adverse effect on our business, financial condition and results of operations.

           Changes in existing requirements or adoption of new requirements or policies could adversely affect our ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. We may be required to incur significant costs to comply with laws and regulations in the future, and laws or regulations may have a material adverse effect upon our business, financial condition and results of operations.

           The Federal Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with QSRs which impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Noncompliance with QSRs can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecutions. The FDA also has proposed changes to the QSRs which, if finalized, would likely increase the cost of compliance with the requirements. Any failure by us to comply with QSR requirements could have a material adverse effect on our business, financial condition and results of operations.

           We must comply with similar registration requirements of foreign governments and with import and export regulations when distributing our products to foreign nations. Each foreign country's regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, money and effort. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and new laws or regulations may have a material adverse effect on our business, financial condition and results of operations. Noncompliance with state, local, federal, or foreign regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, delay or denial or withdrawal of premarket clearance or approval of devices and criminal prosecution.

           The IVD directive promulgated by the European Union goes into effect in June 2000 and we must be in full compliance with such directive by 2003. One of the critical components of such compliance is ISO 9001 certification, which we received in June 1999.

LICENSES, PATENTS AND PROPRIETARY INFORMATION

           Our success will depend in part on our ability to obtain and maintain patent protection for our technologies, products and processes, preserve our trade secrets, and operate without infringing the proprietary rights of other parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the biotechnology industry places considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. Despite these precautions, it may be possible for unauthorized third parties to utilize our technology or to obtain and use information that we regard as proprietary. The laws of some countries do not protect our proprietary rights in our technologies, products and processes to the same extent as do the laws of the United States.

           We hold four issued U.S. patents relating to HPV types 35, 43, 44, and 56. These patents expire in 2007. We have also filed corresponding foreign patent applications in certain countries. The patents relating to HPV types 35, 43, and 56 have been licensed to Institut Pasteur (see cross license discussion below). In addition, we are the exclusive, worldwide licensee of a U.S. patent application and certain corresponding foreign patents and patent applications relating to HPV type 52 and a U.S. patent and certain corresponding foreign patents relating to the use of the L1 gene sequence to detect specific HPV types (see Georgetown license discussion below) as well as certain trade secrets relating to HPV type 58 (see Kanebo license discussion below).

           Through a cross license with Institut Pasteur, we have obtained a worldwide license to U.S. patents and patent applications and corresponding foreign patent applications relating to HPV types 39 and 42 and foreign patents and applications relating to HPV type 33. In return, we have granted to Institut Pasteur a worldwide license to our three U.S. patents and corresponding foreign patents and applications relating to HPV types 35, 43, and 56. We have granted Institut Pasteur the right to extend the scope of the cross license to include the U.S. patent and corresponding patent applications relating to HPV type 44 at such time as Institut Pasteur shall have discovered and developed an additional HPV type which is equivalent in value to HPV type 44. In return for such an extension, we will receive a license to the new HPV type discovered and developed by Institut Pasteur. The cross license is co-exclusive, except that Institut Pasteur has sublicensed its rights to Beckman Instruments, Diagnostic Pasteur, and their affiliates, and we have sublicensed our rights on a non-exclusive basis to Toray Fuji Bionics, and its affiliates, for use outside North America and certain countries in Western Europe. A sublicensee may use its rights under the cross license to develop additional products or services that compete with our products. We believe that the cross license terminates on the last to expire of the underlying patent rights. Any prior termination of the cross license could have a material adverse effect on our business, financial condition and results of operations.

           Through a license with Georgetown University, we have obtained exclusive, worldwide rights to a U.S. patent application and corresponding foreign patents and patent applications relating to HPV type 52 and to a U.S. patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific HPV types. Unless terminated earlier, the Georgetown license will terminate upon the last to expire of the licensed patent rights. All of the issued foreign patents relating to HPV type 52 and the L1 related patent will expire in 2008. We are obligated to make certain royalty payments to Georgetown University based on the percentage of net sales of products incorporating the licensed technologies.

           Through a license with Kanebo, Ltd., we have obtained exclusive, worldwide rights (except for Japan where Kanebo, Ltd. retained the right to grant a non-exclusive sublicense to Toray Industries, Inc.) to a foreign patent application relating to HPV type 58. Unless terminated earlier, the Kanebo license expires on the later to occur of January 1, 2010 or the expiration of any patent relating to HPV type 58.

           We have filed a U.S. patent application relating to certain aspects of our Hybrid Capture technology. A foreign filing of this patent has been granted in Australia and was allowed by the European Patent Office in July 1999. We have an exclusive license with the University of Hawaii for a patent covering monoclonal antibodies for detection of DNA:RNA hybrid complexes. We have also filed U.S. patent applications in the areas of direct DNA probe labeling, signal amplification and biotin-avidin probe chemistry and our continuous amplification reaction amplification method. The inventions claimed by these applications may be used in our DNA probes and any patents that issue from such applications may provide some ancillary protection for certain aspects of our products. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period of time after filing. A U.S. patent or any foreign patents relating to our Hybrid Capture technology may not be issued to us on a timely basis, or at all.

           We have received inquiries regarding possible patent infringements relating to, among other things, certain aspects of our Hybrid Capture technology. We believe that the patents of others to which these inquiries relate are either not infringed by our Hybrid Capture technology or are invalid. However, we may be subject to further claims that our technology, including our Hybrid Capture technology, or our products infringe the patents or proprietary rights of third parties. The defense of any such claims, if made, could be time consuming and expensive, even if the outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require us to obtain licenses from third parties, or require us to cease sales of related products. Any licenses required under any such third party patents or proprietary rights may not be made available on commercially reasonable terms, if at all.

           The U.S. Patent and Trademark Office or any foreign patent office may not grant patent protection for the subject matter of any pending patent applications, and present or future patents may not provide commercially significant protection to our present or future technologies, products, or processes. Furthermore, others may develop independently substantially equivalent proprietary information not covered by patents to which we have rights or obtain access to our know-how, and others may be issued patents that may prevent the sale of one or more of our products, or require licensing and the payment of significant fees or royalties by us to third parties in order to enable us to conduct our business. Such licenses may not be available or, if available, may not be on terms acceptable to us or we may not be successful in any attempt to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to redesign our products or processes would have a material adverse effect on our business, financial condition and results of operations. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are still evolving, and no assurance can be given as to the degree of protection any patents issued to or licensed by us will not be infringed by the products of others. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to us, and can result in the diversion of substantial resources from our other activities. An adverse outcome could subject us to significant liabilities to third parties, require us to obtain licenses from third parties, or require us to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect our intellectual property.

           Our success is also dependent upon the skill, knowledge, and experience of our scientific and technical personnel. To help protect our rights, we require all employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside Digene and require disclosure and, in most cases, assignment to Digene of their ideas, developments, discoveries, and inventions. There can be no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

THIRD-PARTY REIMBURSEMENT

           Hospitals, physicians, and other healthcare providers rely on third-party payors, such as government entities, managed care organizations, and private insurance plans, to reimburse the costs and fees associated with the use of diagnostic tests. Successful sales of our tests in the United States and other markets will depend, in part, on the availability of adequate reimbursement from third-party payors such as government entities, managed care organizations, and private insurance plans. There is significant uncertainty concerning third-party reimbursement for the use of any medical test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of our tests are clinically useful and cost-effective, not experimental or investigational, medically necessary and appropriate for the specific patient. Since reimbursement approval is required from each payor individually, seeking such approvals is a time consuming and costly process which requires us to provide scientific and clinical support for the use of our tests for their approved indications to each payor separately. Third-party reimbursement may not be consistently available for our tests for their approved indications or any of our other products that may be developed and such third-party reimbursement may not be adequate. Federal and state governmental agencies are increasingly considering limiting healthcare expenditures. For example, the United States Congress is currently considering various proposals to significantly reduce Medicaid and Medicare expenditures. Such proposals, if enacted, could have a material adverse effect on our business, financial condition and results of operations.

           Outside the United States, we rely on a network of distributors to establish reimbursement from third-party payors in their respective territories. Our distributors have established reimbursement for the HPV test in Germany, the Czech Republic, and Brazil. Accordingly, the establishment of reimbursement from third-party payors in such countries is outside our control. Healthcare reimbursement systems vary from country to country and, accordingly, there can be no assurance that third-party reimbursement will be made available for our products under any other reimbursement system. In Europe, Africa and the Middle East, we are working closely with Abbott on advocacy efforts and to work with government and/or ministry officials to establish appropriate reimbursement coverage in the major countries.

           Third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and in many instances are exerting significant pressure on medical suppliers to lower their prices. Lack of or inadequate reimbursement by governmental and other third-party payors for our products could have a material adverse effect on our business, financial condition and results of operations.

PRODUCT LIABILITY

           Our business is subject to product liability risks inherent in the testing, manufacturing and marketing of our tests that are currently being marketed and sold, as well as our other products in development. There can be no assurance that product liability claims will not be asserted against us, our collaborators or licensees. We currently maintain product liability insurance coverage with a combined single limit of $6,000,000. This coverage may not be adequate to protect us against future product liability claims, and product liability insurance may not be available to us in the future on commercially reasonable terms, if at all. Furthermore, we may not be able to avoid significant product liability claims and the attendant adverse publicity. Consequently, a product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

           At September 27, 1999, we employed 124 persons, including 39 in research and development, 38 in manufacturing, including quality assurance, 24 in sales and marketing and 23 in accounting, finance, administration and regulatory affairs. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are good.


PRINCIPAL EXECUTIVE OFFICES

           We were incorporated in Delaware in 1987. Our principal executive offices are located at 9000 Virginia Manor Road, Beltsville, Maryland 20705.

ADDITIONAL CONSIDERATIONS

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

           We have had substantial operating losses since incorporation in 1987, and we have never earned a profit. At June 30, 1999, our accumulated deficit was approximately $48.7 million. These losses have resulted principally from: (1) expenses associated with our research and development programs; (2) the expansion of our manufacturing facilities; and (3) the expansion of our sales and marketing activities in the United States and abroad.

           We expect that these operating losses will continue for the foreseeable future. Our future profitability depends, in part, on:

           -         the success of our product development efforts;

           - obtaining regulatory approvals for our product candidates from the FDA and foreign regulatory authorities;

           - our ability to expand our manufacturing capabilities to meet any increase in demand for our products; and

           -         our sales and marketing activities.

OUR OPERATING RESULTS HAVE, AND MAY CONTINUE TO, FLUCTUATE SIGNIFICANTLY.

           Our quarterly operating results have fluctuated significantly in the past. We believe that they may continue to fluctuate significantly in the future with lower product revenues in our first and second fiscal quarters (July 1 through December 31) as compared with our third and fourth fiscal quarters of each year. The lower demand for certain women's health-related medical procedures during the summer months and the December holiday season in the United States and Europe primarily causes this fluctuation.

           In addition, our quarterly operating results, as well as our annual results, may fluctuate from period to period due to:

           -         the degree of market acceptance of our products;

           - the timing of regulatory approvals and other regulatory announcements;

           -         variations in our distribution channels;

           - the timing of new product announcements and introductions of new products by us and our competitors; and

           - product obsolescence resulting from new product introductions.

           Due to any one or more of these or other factors, in one or more future quarters our results of operations may fall below the expectations of securities analysts and investors.

WE HAVE LIMITED MANUFACTURING EXPERIENCE, AND OUR MANUFACTURING OPERATIONS MAY BE INTERRUPTED AS A RESULT OF OUR PLANNED MOVE.

           We have limited commercial-scale manufacturing experience and capabilities, and we anticipate that we will be required to expand our manufacturing capabilities.

           To address this anticipated expansion, we have entered into a lease for a new facility in Gaithersburg, Maryland. We intend to relocate our corporate, research and development and manufacturing operations to this new facility in December 1999. We cannot begin manufacturing activities at the new facility until our manufacturing process there has been validated by the FDA. The FDA may not provide such validation in a timely manner which could delay our ability to meet the demand for our products. To minimize this potential problem, we will continue manufacturing certain components in our Beltsville, Maryland facility until our new facility is validated appropriately and will stockpile product inventory during the second quarter of fiscal 2000. This stockpiling will cause an increase in our expenses for that period.

           Once the new facility is validated by the FDA, it will still be subject, on an ongoing basis, to a variety of quality systems regulations, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, which are commonly referred to as "cGMP." The integration of our manufacturing operations into this new facility may result in problems involving production yield and quality control and assurance. We may encounter difficulties expanding our manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing.

WE MANUFACTURE ALL OF OUR PRODUCTS IN A SINGLE FACILITY.

           We face risks inherent in the operation of a single facility for manufacture of our products. These risks include unforeseen plant shutdowns due to personnel, equipment or other factors, and the possible inability of our facility to produce products in quantities sufficient to meet customer demand. Any delay in the manufacture of our products could result in delays in product shipment.

OUR PRODUCTS MAY NOT BE FULLY ACCEPTED BY THE MARKET.

           We cannot predict whether the worldwide medical community will accept our technology to the extent we believe is appropriate or to the extent which is required for us to operate profitably. Our success depends, in part, upon the acceptance by third-party payors, clinical laboratories and healthcare providers of our Hybrid Capture technology as a clinically useful and cost-effective detection, screening and monitoring method in the areas of women's cancers and infectious diseases and blood viruses.

           In addition, our growth and success will depend upon market acceptance by the medical community of our HPV tests as a primary cervical cancer screening method and as a follow-up screening method for women with equivocal Pap smears. This entails acceptance of our HPV tests as a clinically useful and cost-effective alternative to well-established follow-up procedures, such as Pap smear re-testing, colposcopy and biopsy. HPV testing, in general, or our HPV tests, in particular, may not achieve market acceptance on a timely basis and, in fact, may never achieve market acceptance.

           Furthermore, technological advancements designed to improve quality control over sample collection and preservation, and to reduce the Pap smear test's susceptibility to human error, may serve to increase physician reliance on the Pap smear and solidify its market acceptance. If marketed as an adjunct to the Pap smear test for primary screening in the United States, our HPV tests may be seen as adding unnecessary expense to the accepted cervical cancer screening methodology. Consequently, we can provide no assurance that our HPV tests will be able to achieve market acceptance as a primary screening test on a timely basis, or at all.

OUR SALES TO INTERNATIONAL MARKETS ARE SUBJECT TO ADDITIONAL RISKS THAT ARE BEYOND OUR CONTROL.

           Our international sales and operations may be limited or disrupted by:

           -         the imposition of government controls;

           -         export license requirements;

           -         economic and political instability;

           -         price controls;

           -         trade restrictions;

           -         changes in tariffs; and

           -         difficulties with foreign distributors.

           Generally, the extent and complexity of regulation of medical products are increasing worldwide, with regulation in some countries already nearly as exhaustive as that in the United States. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase with no assurance that such approval will be obtained. Additionally, our business, financial condition and results of operations may be materially and adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining required licenses and permits.

           We may not be able to successfully commercialize any of our products in any foreign market beyond the level of commercialization we have already achieved. In addition, the laws of some countries do not protect our proprietary rights to the same extent as those of the United States.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE.

           We have limited sales and marketing experience and may be unable to successfully establish and maintain a significant sales and marketing organization. Due to the relatively limited market awareness of our products, we believe that the marketing effort may be a lengthy process.

           We intend to continue using a direct sales force as well as a network of distributors to market and sell our HPV tests, chlamydia and gonorrhea tests and blood virus tests. Our direct sales force may not succeed in promoting our products to third-party payors, clinical laboratories, healthcare providers and government entities. The risks of pursuing this strategy include:

           - we may be unable to recruit and retain skilled sales, marketing, service or support personnel;

           - agreements with distributors for U.S. and foreign sales may not be available on terms commercially reasonable to us, or at all; and

           -         our sales and marketing efforts may be unsuccessful.

OUR SALES ARE HIGHLY DEPENDENT ON A SINGLE INTERNATIONAL DISTRIBUTOR.

           In May 1999 we entered into a marketing and distribution agreement with Abbott Laboratories. Under this agreement, Abbott is exclusively responsible for sales and marketing of certain of our Hybrid Capture products in Europe, Africa and the Middle East and, when cleared by the FDA, our Hybrid Capture II Chlamydia and Gonorrhea Tests in the United States. We expect that sales to Abbott will constitute a significant portion of our total revenues for the foreseeable future. We could be materially adversely affected by:

           -         the loss of Abbott's sales and marketing infrastructure;

           - a significant decrease in product shipments to or an inability to collect receivables from Abbott; or

           -         any other adverse change in our relationship with Abbott.

OUR SALES ARE HIGHLY DEPENDENT ON REIMBURSEMENTS FROM THIRD-PARTY PAYORS.

           Sales of our products in the United States and other markets will depend, in part, on the availability of adequate reimbursement from third-party payors, such as government insurance plans, including Medicare and Medicaid in the United States, managed care organizations and private insurance plans. Third-party payors often express reluctance to reimburse healthcare providers for the use of any medical test incorporating new technology, such as ours. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that our products are clinically useful, cost-effective, not experimental or investigational, and medically necessary and appropriate for the specific patient.

           Because each payor individually approves reimbursement, seeking such approvals is a time consuming and costly process which requires us to provide scientific and clinical support for the use of each of our products to each payor separately. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and in many instances are exerting pressure on medical suppliers to lower their prices. Thus, third-party reimbursement may not be consistently available for our products or financially adequate to cover our costs and achieve profitability.

           Outside the United States, the responsibility for obtaining reimbursement approval from third-party payors is handled by our distributors and, therefore, is out of our direct control. Healthcare reimbursement systems vary from country to country and, accordingly, we cannot guarantee that third-party reimbursement will be available for our products under any other reimbursement system.

FUTURE LEGISLATION COULD AFFECT OUR ABILITY TO ACHIEVE PROFITABILITY.

           One of our ongoing concerns is that from time to time, Congress has considered restructuring the delivery and financing of healthcare services in the United States. We cannot predict what form of legislation, if any, may be implemented or the effect of this legislation on our business. It is possible that future legislation will contain provisions which may adversely affect our business, financial condition and results of operations. It is also possible that future legislation could result in modifications to the nation's public and private healthcare insurance systems, which could negatively affect reimbursement policies or encourage integration or reorganization of the healthcare industry in a manner that could negatively affect us. We cannot predict what legislation, if any, relating to our business or to the healthcare industry may be enacted.

OUR STRATEGY FOR THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS AND PRODUCT CANDIDATES IS DEPENDENT IN PART ON COLLABORATIONS WITH THIRD PARTIES.

           We have entered into and intend to continue to enter into corporate collaborations for the development of new products, clinical collaborations with respect to trials using our products and product candidates and strategic alliances for the distributions of our Hybrid Capture System and tests. Our success depends in large part on the efforts of these third parties in performing their responsibilities. We cannot assure you that we will be able to enter into arrangements that may be necessary in order to develop and commercialize our products or that we will realize any of the contemplated benefits from these arrangements. Furthermore, we cannot assure you that any revenues or profits will be derived from our collaborative and other arrangements.

WE FACE INTENSE COMPETITION IN THE BIOTECHNOLOGY INDUSTRY.

           The medical diagnostics and biotechnology industries are subject to intense competition. We can provide no assurance that we will be able to compete successfully against existing or future competitors. For certain of our tests, we also compete against existing detection, screening and monitoring technologies, including the Pap smear, tissue culture and antigen-based diagnostic methodologies.

           Our existing and potential competitors may be able to develop technologies that are as effective as, or more effective or easier to interpret than those offered by us, which would render our products noncompetitive or obsolete. Moreover, many of our existing and potential competitors have substantially greater financial, research and development, marketing, sales, manufacturing, distribution and technological resources than us.

           In addition, many of these companies may have established third-party reimbursement for their products. In marketing our HPV tests for primary cervical cancer screening either in conjunction with or separate from the Pap smear, our tests will compete against the Pap smear, which is widely accepted as an inexpensive and, with regular use, adequate screening test for cervical cancer. Additionally, in marketing our HPV tests for the follow-up screening of women with equivocal Pap smears in the United States, we compete with well-established follow-up procedures, such as Pap smear re-testing, colposcopy and biopsy, which are also widely accepted and have a long history of use.

           We face competition from a variety of technologies in the blood virus area. There are several advanced technologies commercially available for the detection and viral load measurement of HIV and hepatitis B virus. Additionally, there are several emerging DNA probe amplification technologies to detect CMV being developed by competitors.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, PERMITTING COMPETITORS TO DUPLICATE OUR PRODUCTS AND SERVICES.

           Patent protection for our technologies and products will be a crucial factor in our ability to develop and commercialize our products. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the medical diagnostics and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. Large pharmaceutical companies consider a strong patent estate critical when they evaluate whether to enter into a collaborative arrangement to support the research, development and commercialization of a technology. Without the prospect of reasonable patent protection, it would be difficult for us or any corporate partner to justify the time and money that is necessary to complete the development of a product.

           We have obtained rights to certain patents and patent applications and may, in the future, obtain, or seek rights from third parties to additional patents and patent applications. We can provide no assurance that patent applications relating to our products or technologies will result in patents being issued, that any issued patents will afford adequate protection to us, or that such patents will not be challenged, invalidated, infringed or circumvented. Furthermore, we can provide no assurance that others have not developed, or will not develop, similar products or technologies that will compete with our products or technologies without infringing upon our intellectual property rights.

           Any success in protecting our proprietary rights will depend in large part on our ability to:

           - obtain, maintain and enforce patent protection for our products and technologies both in the United States and internationally;

           -         license rights to patents from third parties;

           -         maintain trade secret protection;

           - operate without infringing upon the proprietary rights of others; and

           -         prevent others from infringing our proprietary rights.

           Any licenses we may be required to secure under any patents or proprietary rights of third parties may not be made available on terms acceptable to us, if at all. Moreover, the laws of certain countries may not protect our proprietary rights to the same extent as United States law.

           In addition to the risk that we could be a party to patent infringement litigation, the U.S. Patent and Trademark Office, or its foreign counterparts, could require us to participate in patent interference proceedings that it declares. These proceedings are often expensive and time-consuming, even if we were to prevail in such a proceeding. We may also be forced to initiate legal proceedings to protect our patent position or other proprietary rights. These proceedings typically are costly, protracted and offer no assurance of success.

           We have received inquiries regarding possible patent infringements relating to, among other things, certain aspects of our Hybrid Capture technology. We believe that the patents of others to which these inquiries relate are either not infringed by our Hybrid Capture technology or are invalid. Nevertheless, we cannot be sure that our patents and patent applications will adequately protect our Hybrid Capture technology. We can provide no assurance that we will not be subject to further claims that our technology, including our Hybrid Capture technology, or our products, infringe the patents or proprietary rights of third parties.

           Our success also is dependent upon the skill, knowledge and experience of our scientific and technical personnel. To help protect our rights, we require all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside our company and require disclosure, and in most cases, assignment to us of their ideas, developments, discoveries and inventions. We can provide no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS.

           The FDA product clearance process is unpredictable and uncertain. We can provide no assurance that the necessary approvals or clearances for our product candidates will be granted on a timely basis, or at all. In particular:

           - we may be unable to collect adequate data to support a premarket approval for either our HIV test or hepatitis B virus test or to receive approval for those tests in a timely manner;

           - the FDA may determine that our chlamydia and gonorrhea tests are not substantially equivalent to legally marketed devices or that additional information or data is needed to make such a determination;

           - we may be unable to obtain or keep valid marketing authorization from one or more of the countries to which we export our products;

           - we, or recipients of our products that are limited to research use only, may fail to comply with the user certification requirements and other regulatory limitations placed on the distribution and use of these devices, which could result in an enforcement action by the FDA against us; or

           - we may lose previously received approvals, particularly the approvals for our HPV tests using our Hybrid Capture I and II technologies.

           Further, we must comply with similar requirements of foreign governments and with import and export regulations when distributing our products to foreign nations. Each foreign country's regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, money and effort. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop.

CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES ARE EXPENSIVE AND THEIR OUTCOME IS UNCERTAIN.

           Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we or our corporate partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We have incurred and will continue to incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

           Historically, the results from preclinical testing and early clinical trials have often not predicted results of later clinical trials. A number of new medical devices have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities is susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

           Clinical trials conducted by us, by our collaborators or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

           Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

           - our inability to manufacture sufficient quantities of materials used for clinical trials;

           -         our inability to recruit patients at the expected rate;

           - the failure of clinical trials to demonstrate a product candidate's efficacy;

           - our inability to follow patients adequately after treatment;

           -         our inability to predict unforeseen safety issues; and

           - the potential for unforeseen governmental or regulatory delays.

           If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. As a result of these failures, we may also be unable to find additional collaborators or to obtain additional financing.

CERTAIN KEY COMPONENTS OF OUR PRODUCTS ARE PROVIDED BY A SINGLE SUPPLIER.

           Several key components of our products come from single source suppliers. These suppliers are subject to many strict regulatory requirements regarding the supply of these components. We cannot be sure that these suppliers will comply, or have complied, with applicable regulatory requirements or that they will otherwise continue to supply us with the key components we require. If suppliers are unable or refuse to supply us, or will supply us only at a prohibitive cost, we may not be able to access additional sources at acceptable prices, on a timely basis, if ever.

           We acquire these components on a purchase-order basis, meaning that the supplier is not required to supply us with a specified quantity of product within a given time period or set-aside part of its inventory for our orders. We have not arranged for alternative supply sources.

           In the event that we cannot obtain sufficient quantities of these components on commercially reasonable terms, or in a timely manner, we would not be able to manufacture our products on a timely and cost-competitive basis.

           In addition, if any of the components of our products are no longer available in the marketplace, we may be forced to further develop our technology to incorporate alternate components. The incorporation of new components into our products may require us to seek necessary approvals from the FDA or appropriate foreign regulatory agencies prior to commercialization. We can provide no assurance that this development would be successful or that, if developed by us or licensed from third parties, any alternative components would receive requisite regulatory approval on a timely basis, or at all.

           The success of our products based on our Hybrid Capture technology will depend, in part, on our ability to arrange for the distribution to our customers of luminometers and related software and equipment with the capability to analyze the results of our tests. Two suppliers currently provide us with all of our luminometers. We may be unable to locate other suppliers if our current suppliers fail to produce luminometers for us in accordance with specifications, in accordance with applicable regulations and on a timely basis. Even if we could locate an alternate supplier, that supplier may be more expensive than our current suppliers and may require substantial lead time. Any of these events could significantly inhibit our ability to market our Hybrid Capture products.

RAPID GROWTH MAY PLACE SIGNIFICANT DEMANDS ON OUR PERSONNEL.

           We currently have limited management and administrative resources. If we are successful in implementing our business strategy, we may experience a period of rapid growth and expansion which could place significant additional demands on our management and administrative resources.

OUR SYSTEMS MAY NOT BE YEAR 2000 COMPLIANT.

           We have substantially completed an assessment of our manufacturing and research equipment, computer programs and telephone systems and have identified the mission-critical equipment, computer programs and systems that were not year 2000 compliant, at least 80% of which have been upgraded and vendor-certified for year 2000 compliance. We have also tested a majority of such mission-critical equipment, computer programs and systems for year 2000 compliance. We expect to complete our upgrade and replacement activities by November 1999 and complete the remainder of our testing activities by December 1999. During the remainder of calendar 1999, we intend to communicate with our significant raw material and product vendors to determine their respective states of year 2000 readiness.

           If we, or any third parties upon which we rely, are unable to address the year 2000 issue in a timely and successful manner, our business could be materially adversely affected.

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR INSURANCE MAY BE INADEQUATE.

           We may be exposed to liability claims arising from the use of our products and the commercial sale of our products as well as from use of our products or product candidates in clinical trials. These claims may be brought by consumers, our collaborators or licensees or parties selling our products. We currently carry product liability insurance coverage but we can provide no assurance that this coverage will be adequate to protect us against future product liability claims or that product liability insurance will be available to us in the future on commercially reasonable terms, if at all. Furthermore, we can provide no assurance that we will be able to avoid significant product liability claims and the attendant adverse publicity.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION CONCERNING ENVIRONMENTAL MATTERS.

           We are subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic, infectious or other hazardous substances used to manufacture our products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. Moreover, we cannot be sure that our collaborative partners are currently complying with the governing standards. We also cannot be sure that we and our collaborative partners will be in compliance with such standards in the future or that we will not incur significant costs to comply with environmental laws and regulations in the future. If we were to fail to comply with any of these regulations, this failure could subject us to significant liabilities.

WE NEED TO SPEND SUBSTANTIAL FUNDS TO BECOME PROFITABLE.

           We have spent, and expect to continue to spend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing operations. We expect that our existing capital resources, together with the net proceeds from this offering, will be adequate to fund our operations through calendar year 2000, but we cannot guarantee that this will be the case.

           Our future capital requirements and the adequacy of available funds will depend on numerous factors, including:

           -         the successful commercialization of our existing products;

           -         progress in our product development efforts;

           -         progress with regulatory affairs activities;

           - the cost and timing of expansion of manufacturing operations;

           - the expansion of our European, African and Middle Eastern sales operations with Abbott;

           - the growth and success of effective sales and marketing activities;

           -         successful relocation to our new facility;

           - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

           - the development of strategic alliances for the marketing of our products.

           If funds generated from our operations, together with our existing capital resources, are insufficient to meet current or planned operating requirements, we will have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and we cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to certain of our technologies, product candidates, products or potential markets. Therefore, the inability to obtain adequate funds could have a material adverse impact on our business, financial condition and results of operations.


CONTROL BY MANAGEMENT

           As of September 10, 1999, our Chairman and Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer beneficially own an aggregate of approximately 37.7% of our outstanding shares of Common Stock. As a result, these officers, acting together, effectively control the election of directors and matters requiring approval by our stockholders.


ANTITAKEOVER CONSIDERATIONS

           Our board of directors has the authority, without further action by the stockholders, to issue from time to time, up to 1,000,000 shares of Preferred Stock in one or more classes or series, and to fix the rights and preferences of such Preferred Stock. Our Certificate of Incorporation also provides for staggered terms for members of the board of directors. We are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of our Common Stock (referred to as an interested stockholder) for a period of three years following the date that such person became an interested stockholder, unless the business combination is approved in a prescribed manner. Additionally, our Bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. These provisions of Delaware law and of our Certificate of Incorporation and Bylaws may have the effect of delaying, deterring or preventing a change in our control, may discourage bids for the Common Stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of the Common Stock.

ITEM 2.    PROPERTIES

           Due to our recent and expected future growth, on March 2, 1998, we entered into a lease for two buildings, under construction, in Gaithersburg, Maryland, comprising a total of approximately 90,000 square-feet. We intend to relocate our operation to this new facility in December 1999. The lease for the new facility has a term of ten years, and we have two options to extend the term for a five-year period each.

           Our current executive office and manufacturing facility is located in Beltsville, Maryland. The lease on this 19,780 square-foot facility expires upon completion of the new facility. In addition, we currently lease a 9,286 square-foot research and development facility in Silver Spring, Maryland on a month-to-month basis. We will move operations from both of these facilities to the Gaithersburg, Maryland facility.

ITEM 3.    LEGAL PROCEEDINGS

           We are not a party to any material legal proceedings and are not aware of any threatened litigation that could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS

           Not applicable.

                          EXECUTIVE OFFICERS OF DIGENE

NAME                                            AGE         POSITIONS WITH THE COMPANY
Evan Jones(1)                                   42          Chief Executive Officer and Chairman of the Board
Charles M. Fleischman(2)                        41          President, Chief Operating Officer and Chief Financial
                                                            Officer
Robert McG. Lilley(3)                           54          Senior Vice President, Global Sales and Marketing
Jeanmarie Curley(4)                             39          Vice President, Manufacturing
Attila T. Lorincz, Ph.D.(5)                     44          Vice President, Research and Development and Scientific
                                                            Director
William J. Payne, Jr., Ph.D.(6)                 49          Vice President, Development
Donna Marie Seyfried(7)                         41          Vice President, Business Development
Joseph P. Slattery(8)                           34          Vice President, Finance and Controller

---------------------

(1) Mr. Jones has served as our Chief Executive Officer since Armonk Partners acquired a controlling interest in Digene in July 1990 and as Chairman of the Board since September 1995. He previously served as our President from July 1990 until June 1999.

(2) Mr. Fleischman has served as our President since June 1999, as Chief Financial Officer since March 1996 and as Chief Operating Officer since September 1995. He previously served as our Executive Vice President from July 1990, when Armonk Partners acquired a controlling interest in Digene, to June 1999.

(3) Mr. Lilley has served as our Senior Vice President, Global Sales and Marketing since June 1999, and before that as Vice President, Sales & Marketing at Digene from July 1998 until June 1999, and as General Manager for Digene Europe from March 1997 until July 1998. From September 1994 to February 1997, Mr. Lilley was General Manager for Europe, Middle East & Africa for Alltel Healthcare Information Services.

(4) Ms. Curley has served as our Vice President, Manufacturing since April 1998, and from December 1990 until April 1998, she was our Director of Manufacturing.

(5) Dr. Lorincz has served as our Vice President, Research and Development and Scientific Director since December 1990. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees and is an Adjunct Associate Professor in the Georgetown University Medical School Department of Pathology.

(6) Dr. Payne has served as our Vice President, Development since July 1997. From August 1995 to July 1997, he was Vice President, Research and Development in the IVD Medical Diagnostic division of Sigma Diagnostics and from July 1993 to July 1995, he was Director of Research and Development in the IVD Diagnostic Medical division of Sanofi Diagnostic Pasteur.

(7) Ms. Seyfried has served as our Vice President, Business Development since October 1996. Ms. Seyfried served as Senior Director, Business Development of The Perkin-Elmer Corporation from March 1993 to September 1996.

(8) Mr. Slattery has served as our Vice President, Finance and Controller since April 1998 and as Controller from February 1996 to April 1998. From March 1995 to February 1996, Mr. Slattery was Director, Business Management, for I-NET, Inc., a computer services company, and from April 1994 to March 1995, he was the Managing Principal of Payne, Slattery and Company, a management consulting firm.

                                     PART II

ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Since our initial public offering of common stock on May 22, 1996, our common stock has been traded on the Nasdaq National Market under the symbol "DIGE." The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for our common stock, as reported by the Nasdaq National Market.

                                                                     High                    Low
 1999
 ----
Fourth quarter...................................................   $ 15 1/8                $  6 1/4
Third quarter....................................................      9 1/8                   5 1/4
Second quarter...................................................      7 1/8                   5 5/8
First quarter....................................................     11                       6 1/2

 1998
 ----
Fourth quarter...................................................     11 3/16                  7 3/8
Third quarter....................................................     11  3/8                  6 5/8
Second quarter...................................................     13  3/8                  8 1/4
First quarter....................................................     15  1/4                 12

            On September 10, 1999, the closing sale price for the Common Stock, as reported by the Nasdaq National Market was $13 7/8. As of September 10, 1999, our Common Stock was held by 169 holders of record.

            We have never paid dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

            (a)         Recent Sales of Unregistered Securities.

            Since July 1, 1998, in transactions which were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act, Digene issued options to certain employees, directors, consultants and others to purchase an aggregate of 933,250 shares of our Common Stock at prices per share ranging from $6.19 to $11.19. Between July 1, 1998 and September 10, 1999, 32 of such employees, consultants and others exercised options to purchase an aggregate of 286,463 shares at an aggregate price of $406,043.

           On July 1, 1998, we issued 181,884 shares of our Common Stock as consideration for our purchase of all the outstanding capital stock of Viropath B.V. We acquired these shares from three Dutch individuals and one Dutch foundation. In addition, we granted options to purchase an aggregate of 50,000 shares of our Common Stock to the three Viropath individual shareholders in connection with their execution of consulting agreements with us. One-fifth of these options became exercisable on June 30, 1999 and the remaining options will become exercisable in equal installments on each of June 30, 2000, 2001, 2002 and 2003. All of these options are exercisable at a price of $9.75 per share. The options expire on June 29, 2008.



            (b) Use of proceeds from Registered Securities.

                        Not applicable.

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA

            The selected consolidated financial data set forth below with respect to Digene's Consolidated Statements of Operations for the fiscal years ended June 30, 1997, 1998 and 1999 and with respect to Digene's Consolidated Balance Sheets at June 30, 1998 and 1999 are derived from the audited Consolidated Financial Statements of Digene which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended June 30, 1995 and 1996 and Consolidated Balance Sheet data at June 30, 1995, 1996 and 1997 are derived from Consolidated Financial Statements of Digene not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                                              FISCAL YEAR ENDED JUNE 30,
                                                                      1995                 1996                  1997
                                                             -----------------------------------------------------------
                                                                           (in thousands, except per share loss)
Consolidated Statement of Operations Data:
Revenues:
   Product sales                                             $       5,413         $      6,359        $       9,434
   Research and development contracts                                  749                  381                  626
                                                             -----------------------------------------------------------
      Total revenues                                                 6,162                6,740               10,060
Costs and expenses:
   Cost of product sales                                             2,652                2,895                3,441
   Research and development                                          1,856                2,430                4,131
   Selling and marketing                                             1,375                2,095                5,236
   General and administrative                                        1,245                1,792                4,412
   Amortization of intangible assets                                   330                  248                  241
                                                             -----------------------------------------------------------
Loss from operations                                                (1,296)              (2,720)              (7,401)
Other income (expense)                                                  14                   40                  (36)
Interest expense                                                      (277)                (207)                 (84)
Interest income                                                         45                  252                1,527
                                                             -----------------------------------------------------------
Loss from operations before income taxes                            (1,514)              (2,635)              (5,994)
Provision for income taxes                                              --                   --                   --
                                                             -----------------------------------------------------------
Net loss before cumulative effect of a
   change in accounting principle                                   (1,514)              (2,635)              (5,994)
Cumulative effect of a change
   in accounting principle                                              --                   --                   --
                                                             -----------------------------------------------------------
Net loss                                                     $      (1,514)        $     (2,635)       $      (5,994)
                                                             -----------------------------------------------------------
Basic and diluted net loss per share(1)                      $       (4.11)        $      (1.71)       $       (0.53)
                                                             -----------------------------------------------------------
Weighted average shares outstanding(1)                                 368                1,545               11,394

                                                                                        AT JUNE 30,
                                                                      1995                 1996                  1997
                                                             -----------------------------------------------------------
                                                                                 (in thousands)
Consolidated Balance Sheet Data:
Working capital                                              $       2,107         $     29,616        $      21,299
Total assets                                                         4,485               33,174               30,207
Long-term debt, less current maturities                              2,812                  152                  553
Redeemable Convertible Preferred Stock                              13,115                   --                   --
Accumulated deficit                                                (16,698)             (19,333)             (25,327)
Total stockholders' equity (deficit)                               (13,004)              30,119               24,266

                                                                                 FISCAL YEAR ENDED JUNE 30,
                                                                                    1998                1999
                                                                          ---------------------------------------
                                                                           (in thousands, except per share loss)
Consolidated Statement of Operations Data:
Revenues:
   Product sales                                                             $      11,980        $      17,014
   Research and development contracts                                                   29                  453
                                                                          -------------------------------------
      Total revenues                                                                12,009               17,467
Costs and expenses:
   Cost of product sales                                                             3,848                6,112
   Research and development                                                          5,285                4,643
   Selling and marketing                                                            10,057               10,531
   General and administrative                                                        5,690                5,957
   Amortization of intangible assets                                                   386                  150
                                                                          -------------------------------------
Loss from operations                                                               (13,257)              (9,926)
Other income (expense)                                                                 (83)                (184)
Interest expense                                                                      (164)                 (30)
Interest income                                                                      1,378                  985
                                                                          -------------------------------------
Loss from operations before income taxes                                           (12,126)              (9,155)
Provision for income taxes                                                              48                  149
                                                                          -------------------------------------
Net loss before cumulative effect of a
   change in accounting principle                                                  (12,174)              (9,304)
Cumulative effect of a change
   in accounting principle                                                          (1,915)                  --
                                                                          -------------------------------------
Net loss                                                                     $     (14,089)       $      (9,304)
                                                                          -------------------------------------
Basic and diluted net loss per share(1)                                      $       (1.06)       $       (0.65)
                                                                          -------------------------------------
Weighted average shares outstanding(1)                                              13,236               14,354

                                                                                      AT JUNE 30,
                                                                                   1998                1999
                                                                          -------------------------------------
                                                                                        (in thousands)
Consolidated Balance Sheet Data:
Working capital                                                              $      28,428        $      20,499
Total assets                                                                        35,440               28,108
Long-term debt, less current maturities                                                 --                   --
Redeemable Convertible Preferred Stock                                                  --                   --
Accumulated deficit                                                                (39,416)             (48,720)
Total stockholders' equity (deficit)                                                31,099               23,687



(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-K. Some of the information that follows are not statements of historical fact, and reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that might cause or contribute to such differences include: uncertainty of future profitability and cash generation from operations; manufacturing delays while awaiting regulatory approval for our new manufacturing facility; uncertainty of clinical trial results for our products under development; uncertainty of market acceptance of our products by the worldwide medical community; risks inherent in international transactions, including those relating to our expansion in Europe, Brazil and elsewhere; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; dependence on Abbott Laboratories as our principal European distributor; delay in or failure to obtain regulatory approvals for our products in development; uncertainty regarding patents and proprietary rights in connection with our products; our ability to obtain requisite additional financing to fund our operations beyond calendar 2000; and other factors as set forth under the caption "Additional Considerations" beginning on page 21.

OVERVIEW

            We develop, manufacture and market our patented Hybrid Capture(R) Gene Analysis System and tests, and we are commercializing these Hybrid Capture products in three areas: women's health testing, blood virus testing, and pharmaceutical clinical research. Our primary focus is in women's health where our lead product is the only FDA approved DNA test for human papillomavirus, or HPV, which is associated with more than 99% of cervical cancers. We are the world's leading supplier of HPV tests. Our Hybrid Capture II HPV Test received PMA marketing approval from the FDA in March 1999. Internationally, our portfolio of women's health tests is now cleared for sale in almost every major European country and in Brazil and Argentina. Our objective in the women's health area is to become the world leader in gene-based testing for women's cancers and infectious diseases. We have also developed a family of unique blood virus testing products based on our Hybrid Capture System including tests for cytomegalovirus (CMV) and hepatitis B. Our CMV Test is the only CMV DNA test cleared by the FDA; we received 510(k) clearance in October 1998.

            Internationally, we are working to establish our HPV Test as the standard for cervical cancer screening. Pursuant to a Marketing and Distribution Agreement that became effective in May 1999, our women's health and blood virus tests are marketed in Europe by Abbott Laboratories and, once FDA clearance is received, our chlamydia and gonorrhea tests will be marketed by Abbott Laboratories in the United States. We currently market our Hybrid Capture products in the United States through a direct sales force supported by technical and customer service representatives. In the United States, we are currently marketing our HPV Test for the follow-up screening of women with equivocal Pap smears. In the pharmaceutical clinical research market we are using the unique capabilities of our Hybrid Capture System to provide us access to complimentary early-stage technologies and to link our tests with novel therapeutics and vaccines.

            We have incurred substantial operating losses since inception, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products and the expansion of our manufacturing facilities and our global sales and marketing activities. We expect such operating losses to continue at least through fiscal 2000 as we continue our product development efforts, seek FDA and foreign regulatory approvals of our products, expand our manufacturing capabilities and expand our sales and marketing activities. In March 1998, we entered into a lease agreement for a new facility where we will consolidate our research and development facility, our corporate office and our manufacturing facility into one location in Gaithersburg, Maryland, to which we expect to relocate in December 1999. This new facility will result in increased operating expenses.

            Our quarterly operating results have fluctuated significantly in the past and we believe that they may continue to fluctuate significantly in the future with lower product revenues in the first and second fiscal quarters as compared with the third and fourth fiscal quarters, primarily attributable to the lower demand for certain women's health-related medical procedures during the summer months in the United States and Europe, and during the December holiday season. In addition, our quarterly operating results, as well as annual results, may fluctuate from period to period due to

            -  the degree of market acceptance of our products,

            - competition, the timing of regulatory approvals and other regulatory announcements,

            - the volume and timing of orders from and shipments to distributors,

            -  variations in our distribution channels,

            - the timing of new product announcements and introductions by us and our competitors,

            -  product obsolescence resulting from new product introductions and other factors, many of which are outside our control. Due to one or more of these factors, in one or more future quarters our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could be materially and adversely affected.

RESULTS OF OPERATIONS

            COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1999 TO FISCAL YEAR ENDED JUNE 30, 1998

            Product sales increased to $17,014,000 in fiscal 1999 from $11,980,000 in fiscal 1998. The increase was due primarily to increased sales of our Hybrid Capture tests, primarily HPV tests and related equipment, partially offset by lower sales of our non-core products. We anticipate that sales of our HPV tests will account for a substantial portion of our product sales for at least the next two fiscal years.

            Research and development contract revenues increased to $453,000 in fiscal 1999 from $29,000 in fiscal 1998 due primarily to our performance during the entire fiscal year under a major research contract with the National Institutes of Health for the development of tests for herpes simplex virus. We anticipate that fiscal 2000 research and development contract revenues will remain approximately the same as they were in fiscal 1999.

            Cost of product sales increased to $6,112,000 in fiscal 1999 from $3,848,000 in fiscal 1998 due primarily to increased sales volume. Gross margin on product sales decreased to 64.1% in fiscal 1999 from 67.9% in fiscal 1998. This decrease was due primarily to increased sales of lower-margin equipment and increased write-offs for inventory obsolescence, partially offset by improved manufacturing efficiencies and product pricing. We expect gross margins to fluctuate moderately based on product mix in the coming years.

            Research and development expenses decreased to $4,643,000 in fiscal 1999 from $5,285,000 in fiscal 1998 due primarily to reductions in expenditures for clinical trials and laboratory supplies, partially offset by higher personnel costs. We expect research and development expenses to increase moderately for the next few fiscal years.

            Selling and marketing expenses increased to $10,531,000 in fiscal 1999 from $10,057,000 in fiscal 1998 due to increases in European sales and marketing programs, partially offset by decreases in expenditures in the United States associated with lower personnel costs. We expect selling and marketing expenses to decrease over the next fiscal year as a result of the marketing and distribution activities performed in Europe, the Middle East and Africa by Abbott under our Marketing and Distribution Agreement rather than through the expansion of a Digene sales and marketing force in those areas. Thereafter, we expect selling and marketing expenses to increase moderately for the following few fiscal years.

            General and administrative expenses increased to $5,957,000 in fiscal 1999 from $5,690,000 in fiscal 1998, due primarily to costs associated with the planned December 1999 move to our new facility in Gaithersburg, Maryland, as well as increases in professional services expense, partially offset by a reduction in bad debt expense. We expect general and administrative expenses to increase moderately for the following few fiscal years.

            Amortization of intangible assets decreased to $150,000 in fiscal 1999 from $386,000 in fiscal 1998, due primarily to the write-off of certain intangible assets in fiscal 1998, partially offset by amortization expense attributable to goodwill associated with our acquisition of Viropath, B.V. on July 1, 1998. We expect amortization of intangible assets to remain constant in the next fiscal year.

            Interest expense decreased to $30,000 in fiscal 1999 from $164,000 in fiscal 1998 due primarily to the repayment in December 1998 of debt incurred in February 1997.

            Interest income decreased to $985,000 in fiscal 1999 from $1,378,000 in fiscal 1998 due primarily to lower average cash and cash equivalents balances primarily as a result of negative cash flows from operations.

            COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1998 TO FISCAL YEAR ENDED JUNE 30, 1997

            Product sales increased to $11,980,000 in fiscal 1998 from $9,434,000 in fiscal 1997. The increase was due primarily to increased sales of our Hybrid Capture tests, primarily HPV, partially offset by lower sales of equipment and non-core products.

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

            Research and development expenses increased to $5,285,000 in fiscal 1998 from $4,131,000 in fiscal 1997 due to the hiring of additional research and development personnel and increases in clinical trial activity related to the development of our blood virus and sexually transmitted disease tests and to the further development of our Hybrid Capture technology.

            Selling and marketing expenses increased to $10,057,000 in fiscal 1998 from $5,236,000 in fiscal 1997 due to substantial increases in sales and marketing programs, the hiring of additional selling and marketing personnel, and other selling costs incurred under our international distribution agreements.

            General and administrative expenses increased to $5,690,000 in fiscal 1998 from $4,412,000 in fiscal 1997, due to the hiring of additional administrative personnel, and costs associated with our expansion into the European and Brazilian markets.

            Amortization of intangible assets increased to $386,000 in fiscal 1998 from $241,000 in fiscal 1997.

            Interest expense increased to $164,000 in fiscal 1998 from $84,000 in fiscal 1997 due primarily to debt incurred in February 1997 as a result of our expansion into the European market.

            Interest income decreased to $1,378,000 in fiscal 1998 from $1,527,000 in fiscal 1997 due primarily to lower average cash and cash equivalents balances as a result of negative cash flows from operations, partially offset by the interest income generated by the investment of the net proceeds from the public offering of our common stock in October 1997.

            The $1,915,000 cumulative effect of change in accounting principle is a result of the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The write-off of the unamortized balance of capitalized costs was incurred in connection with our acquisition of HPV customer lists under our 1997 agreements with International Murex Technologies Corporation to establish a Digene-direct European sales operation for our women's health products.

LIQUIDITY AND CAPITAL RESOURCES

            Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $48.7 million at June 30, 1999. We have funded our operations primarily through the sale of equity securities. At June 30, 1999, we had cash, cash equivalents and short-term investments aggregating approximately $18,281,000. Net cash used in our operating activities was $6,073,000 for the fiscal year ended June 30, 1999.

            Capital expenditures decreased to $934,000 in fiscal 1999 from $2,481,000 in fiscal 1998, due primarily to changes in our distribution agreements requiring a smaller investment in equipment. In March 1998, we entered into a lease agreement for a new facility in Gaithersburg, Maryland, to which we expect to relocate in December 1999. The integration of our operations into this new facility may result initially in inefficiencies and delays. Specifically, we may encounter difficulties in expanding and/or moving our manufacturing operations.

            We do not have any bank financing arrangements.

            We anticipate that working capital requirements will increase moderately for the foreseeable future due to increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar 2000. We cannot give assurances that we will not need to consume a significant amount of our available resources more rapidly than we presently anticipate. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Although we expect to seek additional equity financing, we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

            On July 1, 1998, we purchased all of the outstanding capital stock of Viropath B.V., a company with limited liability registered in Amsterdam, The Netherlands, for total consideration of 181,884 shares of our common stock. In addition, we are obligated to pay royalties, not to exceed $1,000,000, on future sales of Viropath's licensed HPV products in the field of cervical cancer testing. We also granted options to purchase an aggregate of 50,000 shares of our common stock to the three Viropath individual shareholders in connection with their execution of consulting agreements with us. The options were compensatory options and were valued on July 1, 1998 at approximately $316,500. This amount will be expensed ratably over five fiscal years.

YEAR 2000 READINESS DISCLOSURE

            We are working to resolve the potential impact of the year 2000 on the ability of our computerized information programs and systems and certain manufacturing and other equipment to accurately process information that may be date-sensitive. Any of our technology that recognizes a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

            We have substantially completed an assessment of our manufacturing and research equipment, computer programs and telephone systems and have identified the mission-critical equipment, computer programs and systems that were not year 2000 compliant, at least 80% of which have been upgraded and vendor-certified for year 2000 compliance. We have also tested a majority of such mission-critical equipment, computer programs and systems for year 2000 compliance. We expect to complete our upgrade and replacement activities by November 1999 and complete the remainder of our testing activities by December 1999. During the remainder of calendar 1999, we intend to communicate with our significant raw material and product vendors to determine their respective states of year 2000 readiness.

            In connection with our planned move to the new facility in Gaithersburg, Maryland in December 1999, we have upgraded or replaced the mission-critical computer programs, systems and manufacturing and other equipment with new computer programs, systems and equipment which the suppliers have certified or will certify to be year 2000 compliant. In anticipation of the possibility that our relocation will not occur in 1999, which we do not expect, we have also made the necessary year 2000-related changes to the few systems, such as our existing telephone system, that we do not intend to relocate to the new facility and have developed contingency plans. We do not expect that continuing our operations in our existing space, if necessary, would be materially impacted by the advent of the year 2000.

            We are in the process of testing our upgraded or replaced computer programs, systems and equipment and will continue the testing throughout the remainder of calendar 1999. Based on information developed to date as a result of our assessment and testing efforts, we do not anticipate that the total cost of upgrading or replacing our computer programs, systems and equipment will be material. In anticipation of possible year 2000-related failures and possible delays in our manufacturing processes in connection with our planned relocation, we are also formulating contingency plans, including the stockpiling of product inventory during the second quarter of fiscal 2000. If we, or any third parties upon which we rely, are unable to address the year 2000 issue in a timely and successful manner, our business could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Digene is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk is limited to our operations in Europe and South America. We do not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on our financial statements. The net impact of foreign exchange activities on earnings was immaterial for the years ended June 30, 1997, 1998 and 1999. Interest rate exposure is primarily limited to the $4.3 million of short-term investments owned by us. Such securities are debt instruments which generate interest income for Digene on excess cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments. We do not consider the present rate of inflation to have a significant impact on its business.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Digene Corporation

            We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

            As discussed in Note 2 of Notes to Consolidated Financial Statements, in 1998 the Company changed its method of accounting for costs related to start-up activities.

                                                           /s/ Ernst & Young LLP

Washington, DC
August 20, 1999

                               DIGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   JUNE 30,
                                                                                          1998               1999
                                                                                    ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 18,330,803        $ 13,934,415
   Short-term investments                                                               7,181,572           4,347,084
   Accounts receivable, less allowance of approximately $209,000
       and $170,000 at June 30, 1998 and 1999, respectively                             3,072,224           2,356,537
   Inventories (Note 6)                                                                 3,557,289           2,894,210
   Prepaid expenses and other current assets                                              560,706           1,388,224
                                                                                     --------------------------------
Total current assets                                                                   32,702,594          24,920,470

Property and equipment, net (Note 7)                                                    2,627,244           1,737,078
Intangible assets, net (Note 5)                                                                --           1,350,774
Deposits                                                                                  109,700             100,157
                                                                                     --------------------------------
Total assets                                                                         $ 35,439,538        $ 28,108,479
                                                                                     ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  2,424,245        $  2,503,387
   Accrued expenses                                                                       542,064             809,811
   Accrued payroll                                                                        755,490           1,108,236
   Current maturities of long-term debt (Note 9)                                          552,717                  --
                                                                                     --------------------------------
Total current liabilities                                                               4,274,516           4,421,434

Accrued rent                                                                               54,340                  --
Deferred rent                                                                              11,980                  --

Commitments (Notes 10, 11 and 16)

Stockholders' equity:
   Preferred stock, $0.01 per value, 1,000,000 shares authorized, no shares issued and outstanding
   Common stock, $0.01 par value, 50,000,000 shares authorized, 14,117,308 and
       14,565,937 shares issued and outstanding at June 30, 1998 and 1999,
       respectively                                                                       141,173             145,659
   Additional paid-in capital                                                          70,373,310          72,514,583
   Deferred stock compensation                                                                 --            (253,200)
   Accumulated deficit                                                                (39,415,781)        (48,719,997)
                                                                                     --------------------------------
Total stockholders' equity                                                             31,098,702          23,687,045
                                                                                     --------------------------------
Total liabilities and stockholders' equity                                           $ 35,439,538        $ 28,108,479
                                                                                     ================================







                             See accompanying notes.

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                YEAR ENDED JUNE 30,
                                                                                  1997               1998               1999
                                                                           ------------------------------------------------------
Revenues:
      Product sales                                                         $  9,434,183        $ 11,980,445        $ 17,013,735
      Research and development contracts                                         626,096              28,500             453,364
                                                                            ----------------------------------------------------
Total revenues                                                                10,060,279          12,008,945          17,467,099

Costs and expenses:
      Cost of product sales                                                    3,440,963           3,847,725           6,111,774
      Research and development                                                 4,131,090           5,284,761           4,643,458
      Selling and marketing                                                    5,236,246          10,057,596          10,531,187
      General and administrative                                               4,411,899           5,689,783           5,956,911
      Amortization of intangible assets                                          240,902             385,679             150,086
                                                                            ----------------------------------------------------
Loss from operations                                                          (7,400,821)        (13,256,599)         (9,926,317)

Other income (expense):
      Other expense                                                              (36,825)            (83,047)           (183,394)
      Interest expense                                                           (83,777)           (163,625)            (30,144)
      Interest income                                                          1,526,967           1,377,665             984,708
                                                                            ----------------------------------------------------
Loss from operations before income taxes                                      (5,994,456)        (12,125,606)         (9,155,147)

Provision for income taxes                                                            --              48,463             149,069
                                                                            ----------------------------------------------------

Net loss before cumulative effect of a change in accounting principle         (5,994,456)        (12,174,069)         (9,304,216)
Cumulative effect of a change in accounting principle                                 --          (1,914,499)                 --
                                                                            ----------------------------------------------------
Net loss                                                                    $ (5,994,456)       $(14,088,568)       $ (9,304,216)
                                                                            ====================================================
Basic and diluted net loss per share                                              $(0.53)             $(1.06)             $(0.65)
                                                                            ====================================================
Weighted average shares outstanding                                           11,393,978          13,235,901          14,353,720
                                                                            ====================================================





                             See accompanying notes.

                               DIGENE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       ADDITIONAL        DEFERRED
                                                             COMMON STOCK               PAID-IN            STOCK
                                                      SHARES             AMOUNT         CAPITAL        COMPENSATION
                                                 -------------------------------------------------------------------
Balance at June 30, 1996                         11,303,705       $    113,037       $ 49,339,001     $           --
Exercise of Common Stock options                    275,825              2,758            138,620                 --
Net loss                                                 --                 --                 --                 --
                                                 -------------------------------------------------------------------
Balance at June 30, 1997                         11,579,530            115,795         49,477,621                 --


Issuance of Common Stock,
    net of offering costs of $1,845,585           2,250,000             22,500         20,631,915                 --
Exercise of Common Stock options                    287,778              2,878            263,774                 --
Net loss                                                 --                 --                 --                 --
                                                 -------------------------------------------------------------------

Balance at June 30, 1998                         14,117,308            141,173         70,373,310                 --

Exercise of Common Stock options                    266,745              2,667            326,595                 --
Issuance of Common Stock in
    connection with the acquisition
    Of Viropath                                     181,884              1,819          1,498,178                 --
Grant of Common Stock options
    to non-employees                                     --                 --            316,500           (316,500)
Compensatory stock options
    earned by nonemployees                               --                 --                 --             63,300
Net loss                                                 --                 --                 --                 --
                                                 -------------------------------------------------------------------

Balance at June 30, 1999                         14,565,937       $    145,659       $ 72,514,583       $   (253,200)
                                                 ===================================================================


                                                                             TOTAL
                                                     ACCUMULATED         STOCKHOLDERS'
                                                       DEFICIT               EQUITY
                                                 -------------------------------------
Balance at June 30, 1996                             $(19,332,757)       $ 30,119,281
Exercise of Common Stock options                               --             141,378
Net loss                                               (5,994,456)         (5,994,456)
                                                 -------------------------------------
Balance at June 30, 1997                              (25,327,213)         24,266,203


Issuance of Common Stock,
    net of offering costs of $1,845,585                        --          20,654,415
Exercise of Common Stock options                               --             266,652
Net loss                                              (14,088,568)        (14,088,568)
                                                 -------------------------------------
Balance at June 30, 1998                              (39,415,781)         31,098,702

Exercise of Common Stock options                               --             329,262
Issuance of Common Stock in
    connection with the acquisition
    of Viropath                                                --           1,499,997
Grant of Common Stock options
    to non-employees                                           --                  --
Compensatory stock options
    earned by nonemployees                                     --              63,300
Net loss                                               (9,304,216)         (9,304,216)
                                                 -------------------------------------
Balance at June 30, 1999                             $(48,719,997)       $ 23,687,045
                                                 =====================================





                             See accompanying notes.

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED JUNE 30,
                                                                       1997               1998               1999
                                                                 ----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                         $ (5,994,456)       $(14,088,568)       $ (9,304,216)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization of property and equipment            461,603           1,068,211             951,364
   Amortization of intangible assets                                  240,902             385,679             150,086
   Compensation expense related to stock options                           --                  --              63,300
   Cumulative effect of a change in accounting principle                   --           1,914,499                  --
       Start-up expenses                                              833,179                  --                  --
   Changes in operating assets and liabilities:
      Accounts receivable                                          (2,094,096)            647,918             715,687
      Inventories                                                    (618,834)         (1,132,122)          1,547,736
      Prepaid expenses and other current assets                      (146,933)           (114,338)           (827,518)
      Deposits                                                        (22,102)             37,648              (3,241)
      Accounts payable                                                241,476             330,352              79,142
      Accrued expenses                                                250,179            (229,973)            267,747
      Accrued payroll                                                 395,794             152,935             352,746
      Accrued rent                                                    (49,289)            (46,278)            (54,340)
      Deferred rent                                                   (24,696)            (25,338)            (11,980)
                                                                  ---------------------------------------------------
Net cash used in operating activities                              (6,527,273)        (11,099,375)         (6,073,487)

INVESTING ACTIVITIES
Purchases of short-term investments                               (15,045,827)        (14,634,204)         (8,183,962)
Sales of short-term investments                                     8,452,522          18,513,915          11,018,450
Capital expenditures                                                 (971,111)         (2,480,907)           (933,934)
Acquisition of customer lists                                      (1,000,000)                 --                  --
Additions to goodwill and intangible assets                            (3,363)             (4,321)                 --
                                                                  ---------------------------------------------------
Net cash (used in) provided by investing activities                (8,567,779)          1,394,483           1,900,554

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock                                 --          20,654,415                  --
Exercise of Common Stock options                                      141,378             266,652             329,262
Principal repayments on debt                                         (700,787)         (1,338,236)           (552,717)
                                                                  ---------------------------------------------------
Net cash (used in) provided by financing activities                  (559,409)         19,582,831            (223,455)
                                                                  ---------------------------------------------------
Net (decrease) increase in cash and cash equivalents              (15,654,461)          9,877,939          (4,396,388)
Cash and cash equivalents at beginning of year                     24,107,325           8,452,864          18,330,803
                                                                  ---------------------------------------------------
Cash and cash equivalents at end of year                          $ 8,452,864        $ 18,330,803        $ 13,934,415
                                                                  ===================================================

Supplemental cash flow information
Interest paid                                                     $    17,000        $    206,000        $     30,000
                                                                  ===================================================


                             See accompanying notes.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          ORGANIZATION AND NATURE OF OPERATIONS

            Digene Corporation (the "Company" or "Digene") was incorporated in the state of Delaware in 1987. The Company develops, manufactures and markets its proprietary Hybrid Capture(R) Gene Analysis System and tests for the detection, screening and monitoring of human diseases. The Company's products are designed to help improve clinical outcomes and reduce the overall cost of disease management. The Company's lead product, the Hybrid Capture II HPV DNA Test, is the only FDA-approved test for the detection of human papillomavirus ("HPV"), the cause of essentially all cervical cancer. In addition, Digene has developed and launched tests internationally for the detection and viral load monitoring of major blood viruses, including cytomegalovirus and hepatitis B virus, and tests for the detection of two of the most common sexually transmitted infections, chlamydia and gonorrhea.

            On June 28, 1996, Digene Corporation entered into a joint venture agreement with a Brazilian national to establish Digene do Brasil LTDA, a majority-owned subsidiary of Digene Corporation. On October 29, 1997, the Company established a wholly-owned subsidiary, Digene B.V., for the distribution of the Company's products in Europe. On March 3, 1998, the Company established a wholly-owned subsidiary, Digene Europe, for the marketing of the Company's products in Europe. On July 1, 1998, the Company completed the acquisition of Viropath B.V., a company with limited liability, registered in Amsterdam, The Netherlands (See Note 5).

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

PRINCIPLES OF CONSOLIDATION

            The accompanying financial statements include the accounts of Digene and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

            Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHORT-TERM INVESTMENTS

            The Company classifies its short-term investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the consolidated balance sheets. As of June 30, 1998 and 1999, short-term investments are stated at cost, which approximates market.

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

SIGNIFICANT CUSTOMERS

            For the years ended June 30, 1997, 1998 and 1999, the Company generated 42%, 42%, and 50%, respectively, of total revenues from a single customer.

COMPREHENSIVE INCOME

            Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. For the years ended June 30, 1997, 1998 and 1999 the Company's comprehensive loss approximates its net loss and as such no disclosure is presented in the consolidated financial statements.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY VALUATION

            The local currency is the functional currency for the Company's international subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are not considered material and have been recognized in the Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT

            The Company expenses its research and development costs as incurred.

ADVERTISING COSTS

            The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $188,000, $215,000 and $309,000 during fiscal 1997, 1998 and 1999, respectively.

INCOME TAXES

            The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

            In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, except as required by Staff Accounting Bulletin No. 98 ("SAB 98"). The definition of diluted earnings per share is very similar to the previous definition of fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and, where appropriate, restated to conform to the SFAS No. 128 requirements.

STOCK-BASED COMPENSATION

            The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25 and has provided the pro forma disclosures of net loss and net loss per share in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in Note 13 of these Notes to Consolidated Financial Statements.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CHANGE IN ACCOUNTING PRINCIPLE

            In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized $2,497,172 for the acquisition of Murex's HPV customer lists related to the Customer Transfer Agreement (See Note 4). Effective April 1, 1998, the Company elected early adoption of SOP 98-5. The effect of adoption of SOP 98-5 was to increase net loss by $1,914,499 to expense costs that had been capitalized prior to 1998.

RECLASSIFICATION

            Certain 1997 and 1998 balances have been reclassified to conform with the 1999 presentation.

3.          MARKETING AND DISTRIBUTION AGREEMENT

            On April 17, 1998, Abbott Laboratories ("Abbott") and International Murex Technologies Corporation (together with its affiliates, "Murex") entered into an agreement pursuant to which Abbott acquired all of the outstanding shares of Murex's common stock. Effective May 7, 1999, the Company entered into a Marketing and Distribution Agreement ("Abbott Agreement") with Abbott, and thereby created an exclusive marketing alliance for Digene's Women's Health and Blood Virus testing products in certain geographic areas. The Abbott Agreement calls for Abbott to assume sales and marketing responsibility for all of Digene's Hybrid Capture products in Europe, the Middle East and Africa and for Digene's Hybrid Capture II chlamydia and gonorrhea tests in the United States. The Abbott Agreement replaces all previous agreements between the Company and Murex. In connection with these previous agreements, Murex owned an equity interest in the Company. This equity interest was sold by Murex during fiscal 1998. Abbott will act as the sole distributor for Digene's HBV and HPV products in Europe, the Middle East and Africa through December 31, 2003. In addition, Abbott will act as the sole distributor in the United States for Digene's Hybrid Capture chlamydia and gonorrhea tests.

4.          CUSTOMER TRANSFER AGREEMENT

            Effective February 1, 1997, the Company acquired Murex's HPV customer lists for approximately $2,500,000 in exchange for promissory notes in the aggregate amount of $1,702,750 and cash of $1,000,000. In accordance with an agency agreement, which was superseded by the Abbott Agreement, the Company agreed to pay to Murex costs of approximately $853,000 over eleven months, which costs had been expensed during the year ended June 30, 1997. The intangible asset recorded to account for the Murex customer lists was written off during 1998 (See Note 2--"Change in Accounting Principle").

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          ACQUISITION OF VIROPATH B.V.

            On July 1, 1998, the Company issued 181,884 shares of its Common Stock, par value $0.01 per share, as consideration for its purchase of all of the outstanding capital stock (the "Shares") of Viropath B.V., a company with limited liability, registered at Amsterdam, The Netherlands ("Viropath"). The 181,884 shares of the Company's Common Stock were recorded at $8.247 per share, in accordance with the Stock Purchase Agreement, and resulted in total consideration of approximately $1.5 million. In accordance with the Stock Purchase Agreement, seventy percent of these shares were held in escrow until July 1, 1999. The remaining thirty percent of these shares will be held in escrow by the Company until January 1, 2000. In addition, the Company is obligated to pay royalties on future sales of Viropath's licensed products, not to exceed $1 million. Through June 30, 1999, the Company has not been required to pay any such royalties. The acquisition was accounted for using the purchase method and resulted in an excess of purchase price over the fair value of net assets acquired of approximately $1.5 million, which the Company recorded as goodwill and is amortizing over ten years using the straight-line method. As of June 30, 1999, goodwill and the related accumulated amortization was $1,500,860 and $150,086, respectively. The results of operations of Viropath have been consolidated with those of the Company since the date of acquisition. The operating results of Viropath are not considered material to the consolidated financial statements of the Company, and accordingly, pro forma financial information has not been presented for this acquisition.

            In addition, the Company granted options to purchase an aggregate of 50,000 shares of its Common Stock to the three Viropath individual shareholders in connection with their execution of consulting agreements with the Company. The options are exercisable in equal installments on each of June 30, 1999, 2000, 2001, 2002 and 2003 at an exercise price of $9.75 per share. The options expire on June 29, 2008. The options were compensatory options and were valued on July 1, 1998 at approximately $316,500. This amount will be expensed ratably over the vesting period of the options. During fiscal 1999, the Company recognized $63,300 of compensation expense related to these options.

6.          INVENTORIES

            Inventories are stated at the lower of cost or market on a first-in, first-out basis.

            Inventories consist of the following:

                                       JUNE 30,
                                1998             1999
                           ------------------------------
Finished goods             $ 1,341,391        $ 1,100,661
Work in process              1,773,977          1,636,552
Raw materials                  780,421            894,537
                           ------------------------------
                             3,895,789          3,631,750
Obsolescence reserve          (338,500)          (737,540)
                           ------------------------------
                           $ 3,557,289        $ 2,894,210
                           ==============================

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.          PROPERTY AND EQUIPMENT

            Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

            Property and equipment consist of the following:

                                           JUNE 30,
                                    1998              1999
                               ------------------------------
Furniture, fixtures and
   office equipment            $ 1,324,978        $ 1,413,735
Machinery and equipment          3,911,642          3,287,618
Leasehold improvements             930,764            925,415
                               ------------------------------
                                 6,167,384          5,626,768
Accumulated depreciation
   and amortization             (3,540,140)        (3,889,690)
                               ------------------------------
                               $ 2,627,244        $ 1,737,078
                               ==============================

8.          INCOME TAXES

            Significant components of the provision for income taxes on operations consist of the following:

                                    YEAR ENDED JUNE 30,
                               1997       1998          1999
                            ----------------------------------
Current:
      Federal                $--        $    --       $     --
      State                   --             --             --
      Foreign                 --         48,463        149,069
                             ---------------------------------
Total current                 --         48,463        149,069



Deferred:
      Federal                 --             --             --
      State                   --             --             --
      Foreign                 --             --             --
                             ---------------------------------
Total deferred                --             --             --
                             ------------------------ --------

Total provision
      for income taxes       $--        $48,463       $149,069
                             =================================

            There is no net tax benefit recorded for the change in accounting principle because such benefit creates a deferred tax asset which the Company has fully reserved.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  INCOME TAXES (CONTINUED)

            The components of loss from operations before income taxes are as follows:

                                                   YEAR ENDED JUNE 30,
                                        1997             1998               1999
                                  -------------------------------------------------
United States                     $ (5,923,876)     $ (9,971,255)      $ (9,018,900)
Foreign                                (70,580)       (2,154,351)          (136,247)
                                  -------------------------------------------------
                                  $ (5,994,456)     $(12,125,606)      $ (9,155,147)
                                  =================================================

            The following is a summary of the items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate for the years ended June 30, 1997, 1998, and 1999:

                                                         JUNE 30,
                                       1997               1998               1999
                                  -------------------------------------------------
Tax benefit
      at statutory rate           $ (2,098,000)     $ (4,244,000)      $(3,204,000)
Effect of:
      State income tax, net           (300,000)         (606,000)         (458,000)
      Foreign tax                           --            48,463           149,069
      Stock options                 (1,142,000)       (1,005,000)         (863,000)
      Other                            (49,000)          114,000            55,000
      Foreign losses
          not used                          --           861,000            37,000
      Valuation allowance            3,589,000         4,880,000         4,433,000
                                  -------------------------------------------------
Provision for  income taxes        $        --      $     48,463       $   149,069
                                  =================================================


            The Company's net deferred tax assets are as follows:

                                                     JUNE 30,
                                           1998                  1999
                                       --------------------------------
Net operating loss carryforwards       $ 12,636,000        $ 16,840,000
Research and development credits            828,000           1,083,000
Patent costs, net                           577,000             491,000
Research and developmental
      deferral, net                       1,346,000           1,125,000
Murex customer lists                        899,000             857,000
Other                                       812,000           1,568,000
                                       --------------------------------
Deferred tax assets                      17,098,000          21,964,000
Valuation allowance                     (17,098,000)        (21,964,000)
                                       --------------------------------
Net deferred tax assets                $         --        $         --
                                       ================================

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  INCOME TAXES (CONTINUED)

            Due to the Company's net operating loss carryforwards, the Company did not recognize a tax provision for the year ended June 30, 1997. The Company recognized a tax provision of $48,463 and $149,070 for the years ended June 30, 1998 and 1999, respectively, which related to the Company's foreign operations. At June 30, 1999, the Company had tax net operating loss carryforwards for income tax purposes of approximately $42 million. Approximately $7.7 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, will directly increase additional paid-in capital. At June 30, 1999, the Company also had research and development credit carryforwards of approximately $1,083,000. In 1990, the Company experienced a change in ownership pursuant to Section 382 of the Internal Revenue Code, which will cause the utilization of pre-change losses and credits to be limited. Subject to this limitation, the Company's net operating loss carryforwards and tax credits expire, if unused, at various dates from 2003 through 2019. Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, the Company has provided a valuation allowance for the full amount of its deferred tax assets.

9.          LONG-TERM DEBT

            Long-term debt consists of the following:

                                                            JUNE 30,
                                                   1998                1999
                                               ---------------------------------
Net Notes payable to Murex (See Note 4),
      net of unamortized discount              $ 537,424               $  --
Note payable to lessor                            15,293                   -
                                               ---------------------------------
                                                 552,717                  --
Current maturities of long-term debt            (552,717)                  -
                                               ---------------------------------
Long-term debt, less current maturities        $      --               $   -
                                               ---------------------------------


            The unsecured notes payable to Murex arose in conjunction with the Company's acquisition of Murex's HPV customer list (See Note 4), are noninterest-bearing and have been discounted at 10%. The Company made payments totaling $1,577,864, $1,420,000 and $557,750 and incurred interest expense of $76,107, $128,830 and $20,326 for the years ended June 30, 1997, 1998 and 1999, respectively.

            The note payable to lessor represented the financing of a portion of leasehold improvements made by the lessor under terms of the lease agreement for the Company's research and development facility. The note, in the original principal amount of $200,000, was paid during fiscal 1999. A $75,000 certificate of deposit, which was assigned to the lessor as collateral for the lease obligation, will be returned to the Company.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.         LEASE COMMITMENTS

            On March 2, 1998, the Company entered into a lease for two buildings, under construction, in Gaithersburg, Maryland, comprising a total of approximately 90,000 square feet. The Company intends to relocate its operation to this new facility in December 1999. The lease for the new facility has a ten-year term and the Company has two consecutive rights to extend the term of the lease for five years each.

            The Company's executive office and manufacturing facility is located in Beltsville, Maryland. The Company's research and development facility is located in Silver Spring, Maryland. These leases expire upon the completion of the new facility.

            Future minimum rental commitments under these and other operating lease agreements, including the agreements mentioned above, are as follows as of June 30, 1999:

                        2000                       $ 1,140,881
                        2001                         1,441,308
                        2002                         1,462,821
                        2003                         1,483,469
                        2004                         1,520,556
                        Thereafter                   8,769,331
                                                --------------
                                                   $15,818,366
                                                ==============

            Rent expense was $449,449, $763,126, and $678,394 for the years ended June 30, 1997, 1998 and 1999, respectively.

11.         EMPLOYMENT AGREEMENTS

            The Company has executed employment agreements with certain key executives under which the Company is required to pay the following base salaries over the next three years:

                        2000                        $  739,375
                        2001                           427,500
                        2002                           124,493
                                                 -------------
                                                    $1,291,368
                                                 =============

12.         COMMON STOCK

            On October 20, 1997, the Company issued 2,250,000 shares of Common Stock in a public offering, which generated net proceeds of approximately $20,654,000.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            Prior to March 1996, the Company had adopted Stock Option Plans (the "Option Plans") under which 2,622,821 shares of Common Stock were reserved for issuance upon exercise of options. The Option Plans provide for grants of stock options to employees (including officers and employee directors), directors and consultants of the Company. The Option Plans were previously administered by the Board of Directors and presently are being administered by the Compensation Committee, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The Company does not intend to grant further options under these Option Plans.

            The terms of all stock options granted may not exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair value.

            Common stock options activity is as follows:


                                                                          YEAR ENDED JUNE 30,
                                                   1997                            1998                             1999
                                      -------------------------------------------------------------------------------------------
                                                         WEIGHTED-                     WEIGHTED-                       WEIGHTED-
                                                          AVERAGE                       AVERAGE                         AVERAGE
                                                         EXERCISE                      EXERCISE                        EXERCISE
                                          SHARES           PRICE         SHARES          PRICE          SHARES           PRICE
                                     -------------------------------------------------------------------------------------------
Outstanding at beginning of year        2,660,582        $ 4.14        2,812,333        $ 5.43        2,712,162        $ 6.42
Options granted                           460,000         10.14          486,500         11.69          933,250          8.77
Options exercised                        (275,825)          .52         (287,778)          .93         (266,745)         1.23
Options canceled or expired               (32,424)         8.66         (298,893)        11.15         (201,138)        10.17
                                       ----------                     ----------                     ----------
Outstanding at end of year              2,812,333          5.43        2,712,162          6.42        3,177,529          7.31
                                       ==========                     ==========                     ==========
Options exercisable at year-end         1,288,218          2.53        1,131,492          1.81        1,434,192          4.72
                                       ==========                     ==========                     ==========

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMON STOCK OPTIONS (CONTINUED)

            The following table summarizes information about fixed-price stock options outstanding at June 30, 1999:


                                                   OPTIONS OUTSTANDING
                               ----------------------------------------------------------------
                                                              AVERAGE                 WEIGHTED-
                                   NUMBER                    REMAINING                 AVERAGE
RANGE OF                       OUTSTANDING AT               CONTRACTUAL               EXERCISE
EXERCISE PRICES                 JUNE 30, 1999              LIFE (YEARS)                PRICE
-------------------------------------------------------------------------------------------------

$0.01-$2.00                           533,967                  1.5                     $ 1.15
$2.01-$5.00                           319,522                  1.5                       2.30
$5.01-$8.00                           353,399                  8.7                       6.49
$8.01-$11.00                        1,751,641                  7.8                       9.55
$11.01-$13.25                         219,000                  8.1                      12.89
                                  -----------
                                    3,177,529                  6.2                       7.31
                                  ===========


                                                OPTIONS EXERCISABLE
                                 ------------------------------------------
                                                                  WEIGHTED-
                                         NUMBER                    AVERAGE
RANGE OF                             EXERCISABLE AT               EXERCISE
EXERCISE PRICES                       JUNE 30, 1999                 PRICE
---------------------------      ------------------------------------------

$0.01-$2.00                                533,967                  $1.15
$2.01-$5.00                                295,099                   2.25
$5.01-$8.00                                 62,638                   5.94
$8.01-$11.00                               542,488                   9.43
$11.01-$13.25                                   --                     --
                                         ---------
                                         1,434,192                   4.72
                                         =========

            If the compensation cost for the Company's stock option plans had been determined based upon the fair value at the grant date for options under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in fiscal 1997, 1998 and 1999 would have been approximately $7,594,000 and $16,574,000, and $12,842,000 or $0.67, $1.25, and $0.89 per
share, respectively. The effect of applying SFAS No. 123 on 1997, 1998 and 1999 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing fair value model with the following weighted-average assumptions used for grants:

                                            YEAR ENDED JUNE 30,
                                     1997         1998         1999
                                   ---------------------------------
Dividend yield                      0.00%        0.00%        0.00%
Expected volatility                   73%          73%          77%
Risk-free interest rate              6.5%         6.5%         6.0%
Expected life of the
      option term (in years)         6.6          5.5          6.1


            The weighted average fair values of the options granted during the years ended June 30, 1997, 1998 and 1999 were $8.03, $7.99, and $6.26, respectively.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.         NET LOSS PER SHARE

            The following table sets forth the computation of basic and diluted net loss per share:

                                                                YEAR ENDED JUNE 30,
                                                   1997               1998                1999
                                             ----------------------------------------------------
Numerator:
      Net loss                               $ (5,994,456)       $(14,088,568)       $ (9,304,216)
                                             ====================================================
Denominator:
      Denominator for
      basic and diluted
      earnings per
      share--weighted-
      average shares                           11,393,978          13,235,901          14,353,720
                                             ====================================================
Basic and diluted
      net loss per share                     $      (0.53)       $      (1.06)       $      (0.65)
                                             ====================================================


            The following table sets forth the computation of basic and diluted net loss per share to reflect the cumulative effect of a change in accounting principle:

                                                                YEAR ENDED JUNE 30,
                                                   1997                1998                1999
                                             ----------------------------------------------------
Basic and diluted loss per common share
      Net loss before cumulative
            effect of a change in
            accounting principle             $      (0.53)      $     (0.92)         $     (0.65)
      Cumulative effect
            of a change in
            accounting principle                    (0.00)            (0.14)               (0.00)
                                             ----------------------------------------------------
      Net loss                               $      (0.53)      $     (1.06)         $     (0.65)
                                             ====================================================


15.         RETIREMENT PLAN

            The Company sponsors a 401(k) Profit Sharing Plan (the "Plan"), which covers all employees who have completed ninety days of service. The Plan stipulates that employees may elect an amount between 1% and 15% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in employer contributions over five years. No contributions were made by the Company during the years ended June 30, 1997, 1998 and 1999.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.         OTHER COMMITMENTS AND CONTINGENCIES

            The Company's access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties up to 4.0% of applicable future net sales on certain products. During fiscal 1997, 1998 and 1999, total royalties amounted to $396,665, $769,930, and $655,062, respectively.

            During fiscal 1999, the Company executed a purchase commitment with a vendor to acquire $1,125,000 of equipment. As of June 30, 1999, the Company has recorded a prepaid expense of $281,250 related to this obligation.

17.         SEGMENT REPORTING

            Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates one business segment which develops, manufactures and markets proprietary DNA and RNA tests for the detection, screening and monitoring of human diseases. Worldwide operations are summarized by geographic region in the following table:

                                                             YEAR ENDED JUNE 30,
                                           1997                                        1998
                                 ASSETS              REVENUES                ASSETS              REVENUES
                                 ------------------------------------------------------------------------------
North America                    $29,450,973           $ 4,244,576          $34,396,189            $ 4,776,036
Europe                                    --             4,342,175              445,434              4,938,758
South America                        312,604               881,048              597,915              1,619,334
Pacific Rim                               --               592,480                   --                674,817
                                 ------------------------------------------------------------------------------
                                 $29,763,577           $10,060,279          $35,439,538            $12,008,945
                                 ==============================================================================

                                    YEAR ENDED JUNE 30,
                                           1999
                               ASSETS              REVENUES
                            ------------------------------------
North America                 $27,575,447            $ 5,930,026
Europe                            165,583              9,055,571
South America                     367,449              1,860,242
Pacific Rim                            --                621,260
                            ------------------------------------
                              $28,108,479            $17,467,099
                            ====================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures have occurred within the last two years.

                                    PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            - Directors. The information with respect to directors required by this item is incorporated herein by reference to Digene's definitive Proxy Statement for its Annual Meeting of Stockholders, scheduled to be held on October 28, 1999, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Digene's fiscal year (the "1999 Proxy Statement").

            - Executive Officers. The information with respect to executive officers required by this item is set forth in
                        Part I of this report.

ITEM 11.                EXECUTIVE COMPENSATION

            The information required under this item is incorporated herein by reference to the 1999 Proxy Statement.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

            The information required under this item is incorporated herein by reference to the 1999 Proxy Statement.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is incorporated herein by reference to the 1999 Proxy Statement.

                                     PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                        FORM 8-K

            (a)         -           Consolidated Financial Statements of Digene
                                    Corporation:

                                    Report of Independent Auditors
                                    Consolidated Balance Sheets as of June 30,
                                      1998 and 1999
                                    Consolidated Statements of Operations for
                                      the fiscal years ended June 30, 1997,
                                      1998, and 1999
                                    Consolidated Statements of Stockholders'
                                      Equity for the fiscal years ended June 30, 1997, 1998, and 1999
                                    Consolidated Statements of Cash Flows for
                                      the fiscal years ended June 30, 1997, 1998
                                      and 1999
                                    Notes to Consolidated Financial Statements

                        -           Financial Statement Schedules:

                                    Schedule II - Valuation and Qualifying
                                    Accounts and Reserves

                                    All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        -           Exhibits:

            3.1                     Amended and Restated Certificate of Incorporation of Digene.**
            3.2         *           Amended and Restated Bylaws of Digene.
            4.1                     Specimen Common Stock Certificate.**
            10.2                    1989 Special Employee Stock Option Plan.**
            10.3                    1990 Stock Option Plan.**
            10.4                    1991-A Stock Option Plan.**
            10.5                    1991-B Stock Option Plan.**
            10.6                    1996 Omnibus Plan.**
            10.7        !           Employment Agreement dated as of May 1, 1996 between Digene and Evan
                                    Jones, as amended.**
            10.8        !           Employment Agreement dated as of May 1, 1996 between Digene and Charles
                                    M. Fleischman, as amended.**
            10.11                   Lease Agreement dated January 13, 1988 between Digene and West Farm
                                    Associates Limited Partnership.**
            10.12                   Lease Agreement dated June 20, 1991 between Digene and Murkirk Manor
                                    Associates Limited Partnership.**
            10.14                   License Agreement dated September 1, 1995 between Digene and Institut
                                    Pasteur.**
            10.15                   Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc.
                                    and Institut Pasteur.**
            10.16                   License Agreement dated December 1, 1983 between Bethesda Research
                                    Laboratories, a division of Life Technologies, Inc. and Georgetown
                                    University.**
            10.18                   License Agreement dated December 19, 1990 between Digene and Life
                                    Technologies, Inc.**
            10.26                   Registration Rights Agreement dated as of May 24, 1996 between Digene,
                                    Armonk Partners, Murex Diagnostics Corporation and Certain Other
                                    Stockholders.**
            10.28                   License Agreement dated September 27, 1995 between Digene and Kanebo,
                                    Ltd.**
            10.30  ***              Agency and Sales Representation Agreement between
                                    Digene and Murex dated as of February 1, 1997.
                                    (Incorporated by reference to Exhibit 10.1 of the
                                    Registrant's Quarterly Report on Form 10-Q for the
                                    quarter ended March 31, 1997.)

            10.31       ***         Customer Transfer Agreement between Digene and Murex dated as of February 1, 1997.
                                    (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on
                                    Form 10-Q for the quarter ended March 31, 1997.)
            10.32                   First Amendment to the Distribution Agreement between Digene and Murex dated as of February 1, 1997.  (Incorporated by reference to Exhibit 10.3 of the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                                    1997.)
            10.33       !           Employment Agreement dated as of September 3, 1996 between Digene and
                                    Donna Marie Seyfried. (Incorporated by reference to Exhibit 10 of the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                                    1996.)
            10.34                   Director's Stock Option Plan.  (Incorporated by reference to Exhibit A of
                                    Digene's Proxy Statement filed pursuant to Section 14(a) of the Securities
                                    Exchange Act, dated September 20, 1996.)
            10.35       !           Employment Agreement dated as of July 11, 1997 between Digene and William
                                    J. Payne.  (Incorporated by reference to Exhibit 10.1 to Digene's Registration
                                    Statement on Form S-3, File No. 333-35463, dated November 12, 1997.)
            10.36                   1997 Stock Option Plan. (Incorporated by reference to Exhibit 99 of Digene's
                                    Registration Statement on Form S-8, dated November 24, 1997.)
            10.37                   Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and
                                    Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus
                                    J.L.M. Meijer and Jan M. M. Walboomers. (Incorporated by reference to Exhibit
                                    10.37 of Digene's Annual Report on Form 10-K for the fiscal year ended June
                                    30, 1998.)
            10.38                   Lease dated as of March 2, 1998 by and between Digene and ARE -
                                    Metropoliton Grove I, LLC. (Incorporated by reference to Exhibit 10.1 of
                                    Digene's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)
            10.39       !           Employment Agreement dated as of December 22, 1998 between Digene and
                                    Joseph P. Slattery. (Incorporated by reference to Exhibit 10.2 of Digene's
                                    Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)
            10.40       !           Employment Agreement dated as of December 22, 1998 between Digene and
                                    Jeanmarie P. Curley. (Incorporated by reference to Exhibit 10.1 of Digene's
                                    Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)
            10.41       *           Marketing and Distribution Agreement between Digene and Abbott Laboratories,
                        ****        dated May 7, 1999.
            21          *           Subsidiaries of the Registrant.
            23.1        *           Consent of Ernst & Young LLP, Independent Auditors.
            27          *           Financial Data Schedule.

--------------------
*    Filed herewith.
** Incorporated by reference to the like-numbered exhibits to Digene's Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.
*** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 3, 1997. Such provisions have been filed separately with the Commission.
**** Confidential treatment has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed September 28, 1999. Such provisions have been filed separately with the Commission.
! Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

     (b)  Reports on Form 8-K.

          NONE.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIGENE CORPORATION

September 28, 1999                          By:        /s/ Evan Jones
                                               ---------------------------------
                                            Chairman and Chief Executive Officer

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

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                                                        TITLE                          DATE
            ---------                                                        -----                          ----
/s/ Evan Jones                                              Chairman and Chief Executive                    September 28, 1999
--------------------------------------------                Officer (principal executive officer)
Evan Jones


/s/ Charles M. Fleischman                                   President, Chief Operating Officer,             September 28, 1999
--------------------------------------------                Chief Financial Officer and
Charles M. Fleischman                                       Director (principal financial officer)



/s/ Joseph P. Slattery                                      Vice President, Finance and                     September 28, 1999
-------------------------------------------                 Controller (principal accounting officer)
Joseph P. Slattery


/s/ Wayne T. Hockmeyer                                      Director                                        September 28, 1999
--------------------------------------------
Wayne T. Hockmeyer

/s/ John H. Landon                                          Director                                        September 28, 1999
------------------------------------------
John H. Landon

/s/ Joseph M. Migliara                                      Director                                        September 28, 1999
-----------------------------------------
Joseph M. Migliara

/s/ John J. Whitehead                                       Director                                        September 28, 1999
------------------------------------------
John J. Whitehead

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------
3.1                     Amended and Restated Certificate of Incorporation of Digene.**
3.2         *           Amended and Restated Bylaws of Digene.
4.1                     Specimen Common Stock Certificate.**
10.2                    1989 Special Employee Stock Option Plan.**
10.3                    1990 Stock Option Plan.**
10.4                    1991-A Stock Option Plan.**
10.5                    1991-B Stock Option Plan.**
10.6                    1996 Omnibus Plan.**
10.7         !          Employment Agreement dated as of May 1, 1996 between Digene and Evan Jones, as amended.**
10.8         !          Employment Agreement dated as of May 1, 1996 between Digene and Charles M.
                        Fleischman, as amended.**
10.11                   Lease Agreement dated January 13, 1988 between Digene and West Farm Associates
                        Limited Partnership.**
10.12                   Lease Agreement dated June 20, 1991 between Digene and Murkirk Manor Associates
                        Limited Partnership.**
10.14                   License Agreement dated September 1, 1995 between Digene and Institut
                        Pasteur.**
10.15                   Cross-License Agreement dated April 1, 1990 among Life
                        Technologies, Inc. and Institut Pasteur.**
10.16                   License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.**
10.18                   License Agreement dated December 19, 1990 between Digene and Life Technologies,
                        Inc.**
10.26                   Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk
                        Partners, Murex Diagnostics Corporation and Certain Other Stockholders.**
10.28                   License Agreement dated September 27, 1995 between Digene and Kanebo,
                        Ltd.**
10.30       ***         Agency and Sales Representation Agreement between Digene and Murex dated as of
                        February 1, 1997. (Incorporated by reference to Exhibit 10.1 of the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)
10.31       ***         Customer Transfer Agreement between Digene and Murex dated as of February 1, 1997.
                        (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 1997.)
10.32                   First Amendment to the Distribution Agreement between Digene and Murex dated as of
                        February 1, 1997. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1997.)
10.33       !           Employment Agreement dated as of September 3, 1996 between Digene and Donna
                        Marie Seyfried. (Incorporated by reference to Exhibit 10 of the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1996.)
10.34                   Director's Stock Option Plan. (Incorporated by reference to Exhibit A of Digene's Proxy
                        Statement filed pursuant to Section 14(a) of the Securities Exchange Act, dated
                        September 20, 1996.)

10.35       !           Employment Agreement dated as of July 11, 1997 between Digene and William J. Payne.
                        (Incorporated by reference to Exhibit 10.1 to Digene's Registration Statement on Form
                        S-3, File No. 333-35463, dated November 12, 1997.)
10.36                   1997 Stock Option Plan. (Incorporated by reference to Exhibit 99 of Digene's
                        Registration Statement on Form S-8, dated November 24, 1997.)
10.37                   Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and Stichting
                        Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan
                        M. M. Walboomers. (Incorporated by reference to Exhibit 10.37 of the Registrant's
                        Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)
10.38                   Lease dated as of March 2, 1998 by and between Digene and ARE - Metropoliton Grove
                        I, LLC. (Incorporated by reference to Exhibit 10.1 of Digene's Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1998.)
10.39       !           Employment Agreement dated as of December 22, 1998 between Digene and Joseph P.
                        Slattery. (Incorporated by reference to Exhibit 10.2 of Digene's Quarterly Report on
                        Form 10-Q for the quarter ended December 31, 1998.)
10.40       !           Employment Agreement dated as of December 22, 1998 between Digene and Jeanmarie
                        P. Curley. (Incorporated by reference to Exhibit 10.1 of Digene's Quarterly Report on
                        Form 10-Q for the quarter ended December 31, 1998.)
10.41       *           Marketing and Distribution Agreement between Digene and Abbott
            ****        Laboratories, dated  May 7, 1999.
21          *           Subsidiaries of the Registrant.
23.1        *           Consent of Ernst & Young LLP, Independent Auditors.
27          *           Financial Data Schedule.

--------------------

*    Filed herewith.
** Incorporated by reference to the like-numbered exhibit to Digene's Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.
*** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 3, 1997. Such provisions have been filed separately with the Commission.
**** Confidential treatment has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed September 28, 1999. Such provisions have been filed separately with the Commission.
! Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Digene Corporation


We have audited the consolidated financial statements of Digene Corporation as of June 30, 1998 and 1999 and for each of the three years in the period ended June 30, 1999 and have issued our report thereon dated August 20, 1999 (included elsewhere in this report). Our audits also included the financial statement schedule listed in Item 14(a) of this report. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP


Washington, DC
August 20, 1999

                               DIGENE CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                           BALANCE AT                                              BALANCE
                                          BEGINNING OF                                              AT END
CLASSIFICATION                               PERIOD          ADDITIONS          DEDUCTIONS          PERIOD
--------------                            ------------       -----------------------------         -------
Allowance for doubtful accts:
 Year ended June 30, 1997                     $ 61               --               --                 $ 61
 Year ended June 30, 1998                       61              150               (2)   (1)           209
 Year ended June 30, 1999                      209               --              (39)   (1)           170


Reserve for inventory obsolescence:
  Year ended June 30, 1997                    $250               89               --                 $339
  Year ended June 30, 1998                     339               --               --                  339
  Year ended June 30, 1999                     339              399               --                  738


(1) "Deductions" represent accounts written off during the period less recoveries of accounts previously written off.