Form 10-Q
period 1999-09-30
DIGENE CORP
filed 1999-11-12
CIK 1011582

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from            to
                                    -----------   ----------

                                 Commission file number 0-28194

                               DIGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  52-1536128
   -------------------------------          -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


           9000 VIRGINIA MANOR ROAD
            BELTSVILLE, MARYLAND                          20705
   ----------------------------------------             ----------
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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares outstanding as of
                   Class                             November 10, 1999
   ---------------------------------------        ------------------------
   Common Stock, par value $.01 per share                14,590,553
-------------------------------------------------------------------------------

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                     Page
                                                                                     ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION:
      Item 1.  Consolidated Financial Statements -

           Consolidated Balance Sheets -
                 September 30, 1999 and June 30, 1999                                  1

           Consolidated Statements of Operations -
                 Three months ended September 30, 1999 and 1998
                                                                                       2
           Consolidated Statements of Cash Flows -
                 Three months ended September 30, 1999 and 1998                        3

           Notes to Consolidated Financial Statements                                  4

      Item 2.  Management's Discussion and Analysis of Financial Condition and         5
               Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk              9

PART II.  OTHER INFORMATION:

      Item 5.  Other Information                                                      10

      Item 6.  Exhibits and Reports on Form 8-K                                       10


SIGNATURES                                                                            11

EXHIBIT INDEX                                                                         12

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               DIGENE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,        JUNE 30,
                                                                                    1999                1999
                                                                                -------------       -------------
                                                                                (UNAUDITED)

                          ASSETS
Current assets:

   Cash and cash equivalents                                                 $   7,727,603       $   13,934,415
   Short-term investments                                                        9,594,557            4,347,084
   Accounts receivable, less allowance of approximately $170,000 and,
        $169,000 at September 30, 1999 and June 30, 1999, respectively           2,852,832            2,356,537
   Inventories                                                                   2,969,257            2,894,210
   Prepaid expenses and other current assets                                     1,059,847            1,388,224
                                                                             --------------      --------------

Total current assets                                                            24,204,096           24,920,470

Property and equipment, net                                                      1,657,558            1,737,078
Intangible assets, net                                                           1,313,253            1,350,774
Deposits                                                                           169,370              100,157
                                                                             --------------      --------------

Total assets                                                                 $  27,344,277       $   28,108,479
                                                                             ==============      ==============



           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $   2,534,121       $   2,503,387
   Accrued expenses                                                                920,208             809,811
   Accrued payroll                                                               1,235,923           1,108,236
                                                                             --------------      --------------

Total current liabilities                                                        4,690,252           4,421,434

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized, 14,587,225 and 14,565,937 shares issued and outstanding at September 30, 1999
      and June 30, 1999, respectively                                              145,872             145,659
   Additional paid-in capital                                                   72,593,153          72,514,583
   Deferred stock compensation                                                    (237,375)           (253,200)
   Accumulated deficit                                                         (49,847,625)        (48,719,997)
                                                                             --------------      --------------

Total stockholders' equity                                                      22,654,025          23,687,045
                                                                             --------------      --------------

Total liabilities and stockholders' equity                                   $  27,344,277       $  28,108,479
                                                                             ==============      ==============

                               DIGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            -------------------------------
                                                                1999              1998
                                                            --------------    -------------
                                                                      (UNAUDITED)
    Revenues:

       Product sales                                        $  5,090,365     $  3,604,207
       Research and development contracts                        127,331                -
                                                            --------------   --------------

    Total revenues                                             5,217,696        3,604,207

    Costs and expenses:
       Cost of product sales                                   1,676,694          975,989
       Research and development                                1,149,768        1,031,413
       Selling and marketing                                   2,304,826        2,952,627
       General and administrative                              1,287,727        1,365,301
       Amortization of intangible assets                          37,521           37,521
                                                            --------------   --------------

    Loss from operations                                      (1,238,840)      (2,758,644)

    Other income (expense):
       Other income (expense)                                    (29,894)          60,262
       Interest income                                           204,670          335,414
       Interest expense                                              (97)         (13,946)
                                                            --------------   --------------

    Loss from operations before income taxes                  (1,064,161)      (2,376,914)

    Provision for income taxes                                    63,467           64,359
                                                            --------------   --------------

    Net loss                                                $ (1,127,628)    $ (2,441,273)
                                                            ==============   ==============
    Basic and diluted net loss per share                    $      (0.08)    $      (0.17)
                                                            ==============   ==============

    Weighted average shares outstanding                       14,579,413       14,301,516
                                                            ==============   ==============

                               DIGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          ----------------------------
                                                                              1999           1998
                                                                          -------------  -------------
                                                                                  (UNAUDITED)
OPERATING ACTIVITIES
   Net loss                                                              $ (1,127,628)  $ (2,441,273)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization of property and equipment                 245,239        383,862
      Amortization of intangible assets                                        37,521         37,521
      Compensation expense related to stock options                            15,825              -
      Changes in operating assets and liabilities:
         Accounts receivable                                                 (496,295)    (1,230,448)
         Inventories                                                          (75,047)      (170,903)
         Prepaid expenses and other current assets                            328,377     (1,069,184)
         Deposits                                                             (69,213)       (33,946)
         Accounts payable                                                      30,734       (615,890)
         Accrued expenses                                                     110,397        176,359
         Accrued payroll                                                      127,687        296,786
         Accrued rent                                                               -        (11,991)
         Deferred rent                                                              -         (6,336)
                                                                          -------------  -------------

Net cash used in operating activities                                        (872,403)    (4,685,443)

INVESTING ACTIVITIES
   Purchases of short-term investments                                     (5,247,473)    (3,434,280)
   Capital expenditures                                                      (165,719)      (315,576)
   Additions to intangible assets                                                   -           (862)
                                                                          -------------  -------------

Net cash used in investing activities                                      (5,413,192)    (3,750,718)

FINANCING ACTIVITIES
   Exercise of Common Stock options                                            78,783         21,620
   Principal repayments on long-term debt                                           -       (281,523)
                                                                          -------------  -------------

Net cash provided by (used in) financing activities                            78,783       (259,903)
                                                                          -------------  -------------

Net decrease in cash and cash equivalents                                  (6,206,812)    (8,696,064)
Cash and cash equivalents at beginning of period                           13,934,415     18,330,803
                                                                          -------------  -------------

Cash and cash equivalents at end of period                                $ 7,727,603    $ 9,634,739
                                                                          =============  =============

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements for the three-month periods ended September 30, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Digene's Annual Report on Form 10-K for the year ended June 30, 1999 filed with the Securities and Exchange Commission.

The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS.

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in Digene's Annual Report on Form 10-K for the year ended June 30, 1999. Some of the information that follows are not statements of historical fact, and reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that might cause or contribute to such differences include: uncertainty of future profitability and cash generation from operations; manufacturing delays while awaiting regulatory approval for our new manufacturing facility and other disruptions relating to our relocation to the new facility; uncertainty of clinical trial results for our products under development; uncertainty of market acceptance of our products by the worldwide medical community; risks inherent in international transactions, including those relating to our expansion in Europe, Brazil and elsewhere; our limited sales and marketing experience with a direct sales force; the extent of future expenditures for sales and marketing programs; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; dependence on Abbott Laboratories as our principal European distributor; delay in or failure to obtain regulatory approvals for our products in development; uncertainty regarding patents and proprietary rights in connection with our products; our ability to obtain requisite additional financing to fund our operations beyond calendar 2000; and other factors as set forth under the caption "Additional Considerations" in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Product sales increased to $5,090,000 for the three-month period ended September 30, 1999 from $3,604,000 for the corresponding period in 1998. The increase was due primarily to increased sales of our Hybrid Capture tests, primarily HBV, and related equipment, partially offset by lower sales of our non-core products.

Research and development contract revenues increased to $127,000 for the three-month period ended September 30, 1999 from $0 for the corresponding period in 1998. The increase was due to our performance of contract research activities, primarily under a major research contract with the National Institutes of Health for the development of tests for herpes simplex virus.

Cost of product sales increased to $1,677,000 for the three-month period ended September 30, 1999 from $976,000 for the corresponding period in 1998. Gross margin on product sales decreased to 67% for the three-month period ended September 30, 1999 from 73% for the corresponding period in 1998. The percentage decrease was due, primarily, to changes in product mix reflecting proportionately greater sales of lower margin equipment in the 1999 period than in the 1998 period.

Research and development expenses increased to $1,150,000 for the three-month period ended September 30, 1999 from $1,031,000 for the corresponding period in 1998. The increase was due, primarily, to external professional service expenditures.

Selling and marketing expenses decreased to $2,305,000 for the three-month period ended September 30, 1999 from $2,953,000 for the corresponding period in 1998. The decrease was due, primarily, to lower external marketing professional expenditures as a result of our Marketing and Distribution Agreement with Abbott, partially offset by increased spending on marketing tradeshows and conferences.

General and administrative expenses were relatively unchanged at $1,288,000 for the three-month period ended September 30, 1999 compared to $1,365,000 for the corresponding period in 1998.

Interest income decreased to $205,000 for the three-month period ended September 30, 1999 from $335,000 for the corresponding period in 1998. The decrease was due to lower average cash and cash equivalent balances primarily as a result of negative cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $49,848,000 at September 30, 1999. We have funded our operations primarily through the sale of equity securities. We have experienced negative cash flows from operations of $872,000 and $4,685,000 for the three months ended September 30, 1999 and 1998, respectively.

Capital expenditures decreased to $165,000 for the three months ended September 30, 1999 from $316,000 for the corresponding period in 1998, due primarily to changes in certain of our distribution agreements requiring a smaller investment in equipment.

We do not have any bank financing arrangements.

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2000. We cannot give assurances that there will be no changes that would consume a significant amount of our available resources before that time. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Although we expect to seek additional equity financing, we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

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

We have completed an assessment of our manufacturing and research equipment, computer programs and telephone systems and have identified the mission-critical equipment, computer programs and systems that were not year 2000 compliant, more than 90% of which have been upgraded and/or vendor-certified for year 2000 compliance. We have also tested a majority of such mission-critical equipment, computer programs and systems for year 2000 compliance. We have substantially completed our upgrade and replacement activities and expect to complete the remainder of our testing activities by December 1999. We have obtained year 2000 readiness disclosures from approximately 60% of our critical service providers, suppliers and customers. While relatively few have reported full year 2000 readiness, none have indicated concern regarding their ability to attain readiness before problems might occur. We have not independently verified the accuracy of the year 2000 readiness disclosures of such service providers, suppliers and customers.

In connection with our planned move to a new facility in Gaithersburg, Maryland in December 1999, we have upgraded or replaced the mission-critical computer programs, systems and manufacturing and other equipment with new computer programs, systems and equipment which the suppliers have certified or are expected to certify to be year 2000 compliant. We have also made the necessary year 2000-related changes to the few systems, such as our existing telephone system, that we do not intend to relocate to the new facility and have developed contingency plans. We do not expect that continuing our operations in our existing space, if necessary, would be materially impacted by the advent of the year 2000.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Digene is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk is limited to our operations in Europe and South America. We do not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on our financial statements. The net impact of foreign exchange activities on earnings was immaterial for the three-month periods ended September 30, 1999 and 1998, respectively. Interest rate exposure is primarily limited to the $9.6 million of short-term investments owned by us. Such securities are debt instruments which generate interest income for Digene on excess cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments. We do not consider the present rate of inflation to have a significant impact on our business.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

With respect to our products for the detection of human papillomavirus (HPV), we continue to negotiate with a third party regarding a license to a pending United States patent application which might cover one of the HPV types utilized in our Hybrid Capture II HPV Test. If the patent issues and if a license is necessary, our failure to successfully negotiate a license on commercially reasonable terms, or at all, may require us to redesign our Hybrid Capture II HPV Test to exclude this HPV type. Such exclusion could result in delays in approval for marketing of the redesigned Hybrid Capture II HPV Test in the United States and could have a material adverse effect on our business, financial condition and results of operations.

In June 1999, Enzo Biochem, Inc. ("Enzo") filed an action in the U.S. District Court for the State of New York against Chugui Pharmaceutical Co., Ltd and its subsidiaries Chugui Pharma U.S.A., Inc. and Gen-Probe Incorporated, bioMerieux, Inc. and Becton Dickenson and Company for infringement of Enzo's United States patent covering genetic probes for detecting Neisseria gonorrhoeae. In October 1999, Enzo contacted Digene to determine whether Digene's Hybrid Capture II Gonorrhea Test might infringe such patent. We have evaluated this matter and its potential impact on our gonorrhea test. After consultation with our patent counsel, we believe that the Enzo United States patent is invalid. We cannot assure you that we will not become involved in litigation with Enzo.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene's Registration Statement on Form S-1 (File No. 333-2968))

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene's Annual Report on Form 10-K for the year ended June 30, 1999)

4.1   Form of Common Stock Certificate (Incorporated by reference to Exhibit
      4.1 to Digene's Registration Statement on Form S-1 (File No. 333-2968))

27    Financial Data Schedule

(b)  Reports on Form 8-K

Digene did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DIGENE CORPORATION
Date:          November 12, 1999                  By:  /s/  Charles M. Fleischman
     -------------------------------------           ----------------------------
                                                           Charles M. Fleischman
                                                                 President,
                                                          Chief Operating Officer and
                                                           Chief Financial Officer
                                                          (Principal Financial Officer)


Date:          November 12, 1999                  By:  /s/  Joseph P. Slattery
     ------------------------------------            -------------------------
                                                             Joseph P. Slattery
                                                            Vice President, Finance
                                                               and Controller
                                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit No.        Description                                                   Page
   -----------        -----------                                                   ----
      3.1             Amended and Restated Certificate of Incorporation
                      (Incorporated by reference to Exhibit 3.1 to Digene's
                      Registration Statement on Form S-1 (File No. 333-2968))

      3.2             Amended and Restated Bylaws (Incorporated by reference to
                      Exhibit 3.2 to Digene's Annual Report on Form 10-K for the year ended June 30, 1999)

      4.1 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene's Registration Statement on
                      Form S-1 (File No. 333-2968))

      27              Financial Data Schedule