Form 10-K/A
period 1999-06-30
DIGENE CORP
filed 1999-12-21
CIK 1011582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-28194

                               DIGENE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      52-1536128
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

           9000 VIRGINIA MANOR ROAD                                20705
             BELTSVILLE, MARYLAND                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (301) 470-6500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


     Based upon the last sale price of the registrant's Common Stock on September 10, 1999, the aggregate market value of the 9,514,504 outstanding shares of voting stock held by non-affiliates of the registrant was $132,013,743.

     As of September 10, 1999, 14,585,655 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the following documents are incorporated by reference in this Report on Form 10-K/A:


        1) The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   26
Item 3.   Legal Proceedings...........................................   26
Item 4.   Submission of Matters to a Vote of Our Stockholders.........   27
          Executive Officers of Digene................................   27

PART II
Item 5.   Market For Our Common Equity and Related Stockholder
          Matters.....................................................   28
Item 6.   Selected Consolidated Financial Data........................   29
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   31
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   35
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   52

PART III
Item 10.  Directors and Executive Officers............................   52
Item 11.  Executive Compensation......................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   52

Signatures............................................................   55

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

     The initial term of our marketing and distribution agreement with Abbott extends until December 31, 2003 with respect to our HBV and HPV tests. The initial term of the agreement with respect to our chlamydia and gonorrhea tests expires at the end of the fifth full calendar year after the following events occur: such tests receive 510(k) marketing clearance from the FDA; we are able to deliver such tests to Abbott for resale in the United States; and such tests satisfy designated specifications and are validated by us under applicable protocols.

     The agreement establishes net sales thresholds for each of our HBV, HPV and chlamydia and gonorrhea tests. If the net sales thresholds are satisfied for our HBV tests or chlamydia and gonorrhea tests, the term of the agreement will be extended automatically with respect to such test for successive one year periods.

     With respect to our HPV tests, even if the applicable net sales thresholds for our HPV tests have been satisfied, at a designated time we (or in one case, Abbott) have the right to terminate the agreement or convert Abbott's distribution rights to non-exclusive for a designated period if the net sales fall within one of several specified ranges. In each such case, if the agreement is terminated with respect to our HPV tests, we will be obligated to make a residual payment to Abbott for a period of five years.


     If Abbott fails to achieve the net sales thresholds at intervals specified for our HBV tests or chlamydia and gonorrhea tests, then we may, in our sole discretion, elect to convert Abbott's distribution rights from exclusive to non-exclusive in the applicable territory with respect to such test for a designated period of time thereafter. The agreement will terminate with respect to any test for which Abbott acts as a non-exclusive distributor after the expiration of the designated period. Abbott will not be required to satisfy any net sales thresholds for our chlamydia and gonorrhea tests until after the events described above are satisfied.


     If Abbott does not meet the established net sales thresholds for our HBV tests for calendar year 2003, or for our HPV tests in calendar years 2000, 2001, 2002 or 2003, we have the option, in our sole discretion, to terminate the agreement with respect to the tests for which the applicable net sales thresholds were not achieved.

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

     In addition to these studies, we are currently participating in HPV clinical trials involving more than 100,000 women on four continents. Successful completion of these clinical trials should help to accelerate further adoption of our HPV tests. The following is a summary of these trials:

                                                                                  TARGET
   COUNTRY          LEAD INVESTIGATOR          TRIAL DESCRIPTION       SIZE   COMPLETION DATE
--------------  -------------------------  -------------------------  ------  ---------------
United States   National Cancer Institute  ALTS Borderline Pap Trial  7,000   Completed*
Canada          Newfoundland Department    HPV Primary Screening      3,000   Completed*
                  of Health
Mexico          Johns Hopkins; Mexican     HPV Primary Screening      7,500   December 1999
                  Government
Netherlands     Free University of         HPV Primary Screening      40,000  December 2001
                  Amsterdam
United Kingdom  Imperial Cancer Research   HPV Primary Screening      10,000  December 2000
                  Fund
Germany         University of Tubingen     HPV Primary Screening      8,000   June 2000
Russia          University of Turku,       HPV Primary Screening      12,000  December 2001
                  Finland
Brazil          University of Rio Grande   HPV Primary Screening      2,000   December 2000
                  do Sul
Argentina       Institut Papincolau        HPV Primary Screening      1,000   Completed*
Costa Rica      National Cancer Institute  HPV Primary Screening      10,000  Completed*
China           Cleveland Clinic           HPV Primary Screening      2,500   November 1999
                  Foundation

---------------
* Trials have been completed and the results are being prepared for publication.

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

     The following table summarizes the commercial and regulatory status and potential worldwide market of our Hybrid Capture tests:

                                        HYBRID CAPTURE TESTS(1)
--------------------------------------------------------------------------------------------------------
                                                                                            POTENTIAL
                                                                       OUTSIDE              WORLDWIDE
     DISEASE TARGET                 UNITED STATES                   UNITED STATES             MARKET
------------------------  ----------------------------------  --------------------------  --------------
Women's Cancers and
Infectious Diseases
  HPV                     Approved and marketed as an         Marketed as a primary test  150 million(2)
                          adjunct to Pap smears for cervical  for cervical cancer
                          cancer screening.                   screening. Distributed in
                                                              Europe, Africa and the
                                                              Middle East by Abbott.
  Chlamydia and           Under review at FDA.                Marketed. Distributed in    89 million(3)
  Gonorrhea                                                   Europe, Africa and the      (chlamydia)
                                                              Middle East by Abbott.      62 million(3)
                                                                                          (gonorrhea)
  Herpes simplex          Under development.                  Under development; expect   107 million(3)
                                                              to introduce in calendar
                                                              2000.
Blood Viruses
  HBV                     Available for research use only.    Marketed. Distributed in    300 million(4)
                                                              Europe, Africa and the
                                                              Middle East by Abbott.
  CMV                     Cleared and marketed for            Marketed. Distributed in    1 million(5)
                          diagnosing infection in organ       Europe, Africa and the
                          transplant, bone marrow transplant  Middle East by Abbott.
                          and HIV-positive AIDS patients.
  HIV                     Available for research use only.    Marketed.                   41 million(6)

---------------
(1) As described herein, certain of our products have not received marketing approvals or clearance from the FDA or certain foreign authorities. There can be no assurance that any such products will receive approvals on a timely basis, if at all.

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

     In addition, substantially all major clinical reference laboratories in the United States offer our HPV test. We work closely with clinical reference laboratories, third party payors, healthcare providers and their affiliated physicians to help accelerate the adoption of our HPV test. As part of this effort, we collaborated with Kaiser Permanente in the study described under "Business -- Women's Cancers and Infectious Diseases -- Clinical Trial Validation" above. We are marketing the data from that study and additional clinical trial validation data to other managed care providers, physicians and government-funded national screening programs. As part of this effort, we are working to establish a "Centers of Excellence" program with a group of the top academic medical centers in the United States. We are also participating in an ongoing 7,200 patient National Cancer Institute study designed to establish the clinical utility and the cost effectiveness of HPV testing of women with equivocal Pap smear results. We expect that the results from this trial will be released in our current fiscal year.

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


     We have received inquiries regarding possible patent infringements relating to, among other things, certain aspects of our Hybrid Capture technology. We believe that the patents of others to which these inquiries relate are either not infringed by our Hybrid Capture technology or are invalid. We currently are in discussions with a third party regarding a license to a pending United States patent application which might cover one of the human papillomavirus types utilized in our Hybrid Capture II HPV Test. If the patent issues and a license is necessary, our failure to successfully negotiate a license on commercially reasonable terms, or at all, may require us to redesign our Hybrid Capture II HPV Test to exclude this human papillomavirus type. Such exclusion could result in delays in approval of our Hybrid Capture II HPV Test for marketing in the United States and could have a material adverse effect on our business, financial condition and results of operations. Nevertheless, we cannot be sure that our patents and patent applications will adequately protect our Hybrid Capture technology. We can provide no assurance that we will not be subject to further claims that our technology, including our Hybrid Capture technology, or our products, infringe the patents or proprietary rights of third parties.

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

WE NEED TO SPEND SUBSTANTIAL FUNDS TO BECOME PROFITABLE.


     We have spent, and expect to continue to spend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing operations. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2000, but we cannot guarantee that this will be the case.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS

     Not applicable.

                          EXECUTIVE OFFICERS OF DIGENE

             NAME                AGE                  POSITIONS WITH THE COMPANY
             ----                ---                  --------------------------
Evan Jones(1)..................  42    Chief Executive Officer and Chairman of the Board
Charles M. Fleischman(2).......  41    President, Chief Operating Officer and Chief Financial
                                       Officer
Robert McG. Lilley(3)..........  54    Senior Vice President, Global Sales and Marketing
Jeanmarie Curley(4)............  39    Vice President, Manufacturing
Attila T. Lorincz, Ph.D.(5)....  44    Vice President, Research and Development and Scientific
William J. Payne, Jr.,                 Director
  Ph.D.(6).....................  49    Vice President, Development
Donna Marie Seyfried(7)........  41    Vice President, Business Development
Joseph P. Slattery(8)..........  34    Vice President, Finance and Controller

---------------
(1) Mr. Jones has served as our Chief Executive Officer since Armonk Partners acquired a controlling interest in Digene in July 1990 and as Chairman of the Board since September 1995. He previously served as our President from July 1990 until June 1999.

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

1999                                                          HIGH       LOW
----                                                          ----       ---
Fourth quarter..............................................  $15 1/8    $ 6 1/4
Third quarter...............................................  $ 9 1/8    $ 5 1/4
Second quarter..............................................  $ 7 1/8    $ 5 5/8
First quarter...............................................  $11        $ 6 1/2
1998
----
Fourth quarter..............................................  $11 3/16   $ 7 3/8
Third quarter...............................................  $11 3/8    $ 6 5/8
Second quarter..............................................  $13 3/8    $ 8 1/4
First quarter...............................................  $15 1/4    $12

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


     The selected consolidated financial data set forth below with respect to Digene's Consolidated Statements of Operations for the fiscal years ended June 30, 1997, 1998 and 1999 and with respect to Digene's Consolidated Balance Sheets at June 30, 1998 and 1999 are derived from the audited Consolidated Financial Statements of Digene which are included elsewhere in this Form 10-K/A. Consolidated Statements of Operations data for the fiscal years ended June 30, 1995 and 1996 and Consolidated Balance Sheet data at June 30, 1995, 1996 and 1997 are derived from Consolidated Financial Statements of Digene not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K/A.


                                                                    FISCAL YEAR ENDED JUNE 30,
                                                              ---------------------------------------
                                                                 1995          1996          1997
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE LOSS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
     Product sales..........................................   $  5,413      $  6,359      $  9,434
     Research and development contracts.....................        749           381           626
                                                               --------      --------      --------
          Total revenues....................................      6,162         6,740        10,060
Costs and expenses:
     Cost of product sales..................................      2,652         2,895         3,441
     Research and development...............................      1,856         2,430         4,131
     Selling and marketing..................................      1,375         2,095         5,236
     General and administrative.............................      1,245         1,792         4,412
     Amortization of intangible assets......................        330           248           241
                                                               --------      --------      --------
Loss from operations........................................     (1,296)       (2,720)       (7,401)
Other income (expense)......................................         14            40           (36)
Interest expense............................................       (277)         (207)          (84)
Interest income.............................................         45           252         1,527
                                                               --------      --------      --------
Loss from operations before income taxes....................     (1,514)       (2,635)       (5,994)
Provision for income taxes..................................         --            --            --
                                                               --------      --------      --------
Net loss before cumulative effect of a change in accounting
  principle.................................................     (1,514)       (2,635)       (5,994)
Cumulative effect of a change in accounting principle.......         --            --            --
                                                               --------      --------      --------
Net loss....................................................   $ (1,514)     $ (2,635)     $ (5,994)
                                                               ========      ========      ========
Basic and diluted net loss per share(1).....................   $  (4.11)     $  (1.71)     $  (0.53)
                                                               ========      ========      ========
Weighted average shares outstanding(1)......................        368         1,545        11,394

                                                                       AT JUNE 30,
                                                              ------------------------------
                                                                1995       1996       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
     Working capital........................................  $  2,107   $ 29,616   $ 21,299
     Total assets...........................................     4,485     33,174     30,207
     Long-term debt, less current maturities................     2,812        152        553
     Redeemable Convertible Preferred Stock.................    13,115         --         --
     Accumulated deficit....................................   (16,698)   (19,333)   (25,327)
     Total stockholders' equity (deficit)...................   (13,004)    30,119     24,266

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                                1998              1999
                                                              ---------         --------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE LOSS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
     Product sales..........................................  $ 11,980          $17,014
     Research and development contracts.....................        29              453
                                                              --------          -------
          Total revenues....................................    12,009           17,467
Costs and expenses:
     Cost of product sales..................................     3,848            6,112
     Research and development...............................     5,285            4,643
     Selling and marketing..................................    10,057           10,531
     General and administrative.............................     5,690            5,957
     Amortization of intangible assets......................       386              150
                                                              --------          -------
Loss from operations........................................   (13,257)          (9,926)
Other income (expense)......................................       (83)            (184)
Interest expense............................................      (164)             (30)
Interest income.............................................     1,378              985
                                                              --------          -------
Loss from operations before income taxes....................   (12,126)          (9,155)
Provision for income taxes..................................        48              149
                                                              --------          -------
Net loss before cumulative effect of a change in accounting
  principle.................................................   (12,174)          (9,304)
Cumulative effect of a change in accounting principle.......    (1,915)              --
                                                              --------          -------
Net loss....................................................  $(14,089)         $(9,304)
                                                              ========          =======
Basic and diluted net loss per share(1).....................  $  (1.06)         $ (0.65)
                                                              ========          =======
Weighted average shares outstanding(1)......................    13,236           14,354

                                                                    AT JUNE 30,
                                                              ------------------------
                                                                1998            1999
                                                              --------        --------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
     Working capital........................................  $ 28,428        $ 20,499
     Total assets...........................................    35,440          28,108
     Long-term debt, less current maturities................        --              --
     Redeemable Convertible Preferred Stock.................        --              --
     Accumulated deficit....................................   (39,416)        (48,720)
     Total stockholders' equity (deficit)...................    31,099          23,687

---------------
(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-K/A. Some of the information that follows are not statements of historical fact, and reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that might cause or contribute to such differences include: uncertainty of future profitability and cash generation from operations; manufacturing delays while awaiting regulatory approval for our new manufacturing facility; uncertainty of clinical trial results for our products under development; uncertainty of market acceptance of our products by the worldwide medical community; risks inherent in international transactions, including those relating to our expansion in Europe, Brazil and elsewhere; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; dependence on Abbott Laboratories as our principal European distributor; delay in or failure to obtain regulatory approvals for our products in development; uncertainty regarding patents and proprietary rights in connection with our products; our ability to obtain requisite additional financing to fund our operations beyond calendar 2000; and other factors as set forth under the caption "Additional Considerations" beginning on page 18.


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

                                          /s/ ERNST & YOUNG LLP

Washington, DC
August 20, 1999

                               DIGENE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $18,330,803   $13,934,415
  Short-term investments....................................    7,181,572     4,347,084
  Accounts receivable, less allowance of approximately
     $209,000 and $170,000 at June 30, 1998 and 1999,
     respectively...........................................    3,072,224     2,356,537
  Inventories (Note 6)......................................    3,557,289     2,894,210
  Prepaid expenses and other current assets.................      560,706     1,388,224
                                                              -----------   -----------
TOTAL CURRENT ASSETS........................................   32,702,594    24,920,470
Property and equipment, net (Note 7)........................    2,627,244     1,737,078
Intangible assets, net (Note 5).............................           --     1,350,774
Deposits....................................................      109,700       100,157
                                                              -----------   -----------
TOTAL ASSETS................................................  $35,439,538   $28,108,479
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 2,424,245   $ 2,503,387
  Accrued expenses..........................................      542,064       809,811
  Accrued payroll...........................................      755,490     1,108,236
  Current maturities of long-term debt (Note 9).............      552,717            --
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................    4,274,516     4,421,434
Accrued rent................................................       54,340            --
Deferred rent...............................................       11,980            --
Commitments (Notes 10, 11 and 16)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 per value, 1,000,000 shares
     authorized, no shares issued and outstanding common
     stock, $0.01 par value, 50,000,000 shares authorized,
     14,117,308 and 14,565,937 shares issued and outstanding
     at June 30, 1998 and 1999, respectively................      141,173       145,659
  Additional paid-in capital................................   70,373,310    72,514,583
  Deferred stock compensation...............................           --      (253,200)
  Accumulated deficit.......................................  (39,415,781)  (48,719,997)
                                                              -----------   -----------
TOTAL STOCKHOLDERS' EQUITY..................................   31,098,702    23,687,045
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $35,439,538   $28,108,479
                                                              ===========   ===========

                            See accompanying notes.

                               DIGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                    ----------------------------------------------
                                                       1997              1998             1999
                                                    -----------      ------------      -----------
Revenues:
     Product sales................................  $ 9,434,183      $ 11,980,445      $17,013,735
     Research and development contracts...........      626,096            28,500          453,364
                                                    -----------      ------------      -----------
Total revenues....................................   10,060,279        12,008,945       17,467,099
Costs and expenses:
     Cost of product sales........................    3,440,963         3,847,725        6,111,774
     Research and development.....................    4,131,090         5,284,761        4,643,458
     Selling and marketing........................    5,236,246        10,057,596       10,531,187
     General and administrative...................    4,411,899         5,689,783        5,956,911
     Amortization of intangible assets............      240,902           385,679          150,086
                                                    -----------      ------------      -----------
Loss from operations..............................   (7,400,821)      (13,256,599)      (9,926,317)
Other income (expense):
     Other expense................................      (36,825)          (83,047)        (183,394)
     Interest expense.............................      (83,777)         (163,625)         (30,144)
     Interest income..............................    1,526,967         1,377,665          984,708
                                                    -----------      ------------      -----------
Loss from operations before income taxes..........   (5,994,456)      (12,125,606)      (9,155,147)
Provision for income taxes........................           --            48,463          149,069
                                                    -----------      ------------      -----------
Net loss before cumulative effect of a change in
  accounting principle............................   (5,994,456)      (12,174,069)      (9,304,216)
Cumulative effect of a change in accounting
  principle.......................................           --        (1,914,499)              --
                                                    -----------      ------------      -----------
Net loss..........................................  $(5,994,456)     $(14,088,568)     $(9,304,216)
                                                    ===========      ============      ===========
Basic and diluted net loss per share..............  $     (0.53)     $      (1.06)     $     (0.65)
                                                    ===========      ============      ===========
Weighted average shares outstanding...............   11,393,978        13,235,901       14,353,720
                                                    ===========      ============      ===========

                            See accompanying notes.

                               DIGENE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK        ADDITIONAL      DEFERRED                        TOTAL
                             ---------------------     PAID-IN        STOCK       ACCUMULATED    STOCKHOLDERS'
                               SHARES      AMOUNT      CAPITAL     COMPENSATION     DEFICIT         EQUITY
                             ----------   --------   -----------   ------------   ------------   -------------
BALANCE AT JUNE 30, 1996...  11,303,705   $113,037   $49,339,001    $      --     $(19,332,757)  $ 30,119,281
Exercise of Common Stock
  options..................     275,825      2,758       138,620           --               --        141,378
Net loss...................          --         --            --           --       (5,994,456)    (5,994,456)
                             ----------   --------   -----------    ---------     ------------   ------------
BALANCE AT JUNE 30, 1997...  11,579,530    115,795    49,477,621           --      (25,327,213)    24,266,203
Issuance of Common Stock,
  net of offering costs of
  $1,845,585...............   2,250,000     22,500    20,631,915           --               --     20,654,415
Exercise of Common Stock
  options..................     287,778      2,878       263,774           --               --        266,652
Net loss...................          --         --            --           --      (14,088,568)   (14,088,568)
                             ----------   --------   -----------    ---------     ------------   ------------
BALANCE AT JUNE 30, 1998...  14,117,308    141,173    70,373,310           --      (39,415,781)    31,098,702
Exercise of Common Stock
  options..................     266,745      2,667       326,595           --               --        329,262
Issuance of Common Stock in
  connection with the
  acquisition of
  Viropath.................     181,884      1,819     1,498,178           --               --      1,499,997
Grant of Common Stock
  options to
  non-employees............          --         --       316,500     (316,500)              --             --
Compensatory stock options
  earned by nonemployees...          --         --            --       63,300               --         63,300
Net loss...................          --         --            --           --       (9,304,216)    (9,304,216)
                             ----------   --------   -----------    ---------     ------------   ------------
BALANCE AT JUNE 30, 1999...  14,565,937   $145,659   $72,514,583    $(253,200)    $(48,719,997)  $ 23,687,045
                             ==========   ========   ===========    =========     ============   ============

                            See accompanying notes.

                               DIGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                          1997           1998          1999
                                                      ------------   ------------   -----------
OPERATING ACTIVITIES
     Net loss.......................................  $ (5,994,456)  $(14,088,568)  $(9,304,216)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization of property
            and equipment...........................       461,603      1,068,211       951,364
          Amortization of intangible assets.........       240,902        385,679       150,086
          Compensation expense related to stock
            options.................................            --             --        63,300
          Cumulative effect of a change in
            accounting principle....................            --      1,914,499            --
               Start-up expenses....................       833,179             --            --
          Changes in operating assets and
            liabilities:
               Accounts receivable..................    (2,094,096)       647,918       715,687
               Inventories..........................      (618,834)    (1,132,122)    1,547,736
               Prepaid expenses and other current
                 assets.............................      (146,933)      (114,338)     (827,518)
               Deposits.............................       (22,102)        37,648        (3,241)
               Accounts payable.....................       241,476        330,352        79,142
               Accrued expenses.....................       250,179       (229,973)      267,747
               Accrued payroll......................       395,794        152,935       352,746
               Accrued rent.........................       (49,289)       (46,278)      (54,340)
               Deferred rent........................       (24,696)       (25,338)      (11,980)
                                                      ------------   ------------   -----------
          Net cash used in operating activities.....    (6,527,273)   (11,099,375)   (6,073,487)
INVESTING ACTIVITIES
     Purchases of short-term investments............   (15,045,827)   (14,634,204)   (8,183,962)
     Sales of short-term investments................     8,452,522     18,513,915    11,018,450
     Capital expenditures...........................      (971,111)    (2,480,907)     (933,934)
     Acquisition of customer lists..................    (1,000,000)            --            --
     Additions to goodwill and intangible assets....        (3,363)        (4,321)           --
                                                      ------------   ------------   -----------
          Net cash (used in) provided by investing
            activities..............................    (8,567,779)     1,394,483     1,900,554
FINANCING ACTIVITIES
     Net proceeds from issuance of common stock.....            --     20,654,415            --
     Exercise of common stock options...............       141,378        266,652       329,262
     Principal repayments on debt...................      (700,787)    (1,338,236)     (552,717)
                                                      ------------   ------------   -----------
          Net cash (used in) provided by financing
            activities..............................      (559,409)    19,582,831      (223,455)
                                                      ------------   ------------   -----------
Net (decrease) increase in cash and cash
  equivalents.......................................   (15,654,461)     9,877,939    (4,396,388)
Cash and cash equivalents at beginning of year......    24,107,325      8,452,864    18,330,803
                                                      ------------   ------------   -----------
Cash and cash equivalents at end of year............  $  8,452,864   $ 18,330,803   $13,934,415
                                                      ============   ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid.......................................  $     17,000   $    206,000   $    30,000
                                                      ============   ============   ===========

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

                               DIGENE CORPORATION

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

                               DIGENE CORPORATION

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

4.  CUSTOMER TRANSFER AGREEMENT

     Effective February 1, 1997, the Company acquired Murex's HPV customer lists for approximately $2,500,000 in exchange for promissory notes in the aggregate amount of $1,702,750 and cash of $1,000,000. In accordance with an agency agreement, which was superseded by the Abbott Agreement, the Company agreed

                               DIGENE CORPORATION
to pay to Murex costs of approximately $853,000 over eleven months, which costs had been expensed during the year ended June 30, 1997. The intangible asset recorded to account for the Murex customer lists was written off during 1998 (See Note 2 -- "Change in Accounting Principle").

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

     Inventories consist of the following:

                                                              JUNE 30,
                                                       -----------------------
                                                          1998         1999
                                                       ----------   ----------
Finished goods.......................................  $1,341,391   $1,100,661
Work in process......................................   1,773,977    1,636,552
Raw materials........................................     780,421      894,537
                                                       ----------   ----------
                                                        3,895,789    3,631,750
Obsolescence reserve.................................    (338,500)    (737,540)
                                                       ----------   ----------
                                                       $3,557,289   $2,894,210
                                                       ==========   ==========

7.  PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

                               DIGENE CORPORATION

     Property and equipment consist of the following:

                                                             JUNE 30,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Furniture, fixtures and office equipment...........  $ 1,324,978   $ 1,413,735
Machinery and equipment............................    3,911,642     3,287,618
Leasehold improvements.............................      930,764       925,415
                                                     -----------   -----------
                                                       6,167,384     5,626,768
Accumulated depreciation and amortization..........   (3,540,140)   (3,889,690)
                                                     -----------   -----------
                                                     $ 2,627,244   $ 1,737,078
                                                     ===========   ===========

8.  INCOME TAXES

     Significant components of the provision for income taxes on operations consist of the following:

                                                     YEAR ENDED JUNE 30,
                                                ------------------------------
                                                  1997       1998       1999
                                                --------   --------   --------
Current:
     Federal..................................  $     --   $     --   $     --
     State....................................        --         --         --
     Foreign..................................        --     48,463    149,069
                                                --------   --------   --------
Total current.................................        --     48,463    149,069
Deferred:
     Federal..................................        --         --         --
     State....................................        --         --         --
     Foreign..................................        --         --         --
                                                --------   --------   --------
Total deferred................................        --         --         --
                                                --------   --------   --------
Total provision for income taxes..............  $     --   $ 48,463   $149,069
                                                ========   ========   ========

     There is no net tax benefit recorded for the change in accounting principle because such benefit creates a deferred tax asset which the Company has fully reserved.

     The components of loss from operations before income taxes are as follows:

                                                YEAR ENDED JUNE 30,
                                     ------------------------------------------
                                         1997           1998           1999
                                     ------------   ------------   ------------
United States......................  $ (5,923,876)  $ (9,971,255)  $ (9,018,900)
Foreign............................       (70,580)    (2,154,351)      (136,247)
                                     ------------   ------------   ------------
                                     $ (5,994,456)  $(12,125,606)  $ (9,155,147)
                                     ============   ============   ============

                               DIGENE CORPORATION

     The following is a summary of the items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate for the years ended June 30, 1997, 1998, and 1999:

                                                       JUNE 30,
                                        ---------------------------------------
                                           1997          1998          1999
                                        -----------   -----------   -----------
Tax benefit at statutory rate.........  $(2,098,000)  $(4,244,000)  $(3,204,000)
Effect of:
     State income tax, net............     (300,000)     (606,000)     (458,000)
     Foreign tax......................           --        48,463       149,069
     Stock options....................   (1,142,000)   (1,005,000)     (863,000)
     Other............................      (49,000)      114,000        55,000
     Foreign losses not used..........           --       861,000        37,000
     Valuation allowance..............    3,589,000     4,880,000     4,433,000
                                        -----------   -----------   -----------
Provision for income taxes............  $        --   $    48,463   $   149,069
                                        ===========   ===========   ===========

     The Company's net deferred tax assets are as follows:

                                                            JUNE 30,
                                                   ---------------------------
                                                       1998           1999
                                                   ------------   ------------
Net operating loss carryforwards.................  $ 12,636,000   $ 16,840,000
Research and development credits.................       828,000      1,083,000
Patent costs, net................................       577,000        491,000
Research and developmental deferral, net.........     1,346,000      1,125,000
Murex customer lists.............................       899,000        857,000
Other............................................       812,000      1,568,000
                                                   ------------   ------------
Deferred tax assets..............................    17,098,000     21,964,000
Valuation allowance..............................   (17,098,000)   (21,964,000)
                                                   ------------   ------------
Net deferred tax assets..........................  $         --   $         --
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

                               DIGENE CORPORATION

9.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              JUNE 30,
                                                        ---------------------
                                                          1998        1999
                                                        ---------   ---------
Net Notes payable to Murex (See Note 4), net of
unamortized discount..................................  $ 537,424   $      --
Note payable to lessor................................     15,293          --
                                                        ---------   ---------
                                                          552,717          --
Current maturities of long-term debt..................   (552,717)         --
                                                        ---------   ---------
Long-term debt, less current maturities...............  $      --   $      --
                                                        =========   =========

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

     Future minimum rental commitments under these and other operating lease agreements, including the agreements mentioned above, are as follows as of June 30, 1999:

2000........................................................  $ 1,140,881
2001........................................................    1,441,308
2002........................................................    1,462,821
2003........................................................    1,483,469
2004........................................................    1,520,556
Thereafter..................................................    8,769,331
                                                              -----------
                                                              $15,818,366
                                                              ===========

     Rent expense was $449,449, $763,126, and $678,394 for the years ended June 30, 1997, 1998 and 1999, respectively.

                               DIGENE CORPORATION

11.  EMPLOYMENT AGREEMENTS

     The Company has executed employment agreements with certain key executives under which the Company is required to pay the following base salaries over the next three years:

2000........................................................  $  739,375
2001........................................................     427,500
2002........................................................     124,493
                                                              ----------
                                                              $1,291,368
                                                              ==========

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

                               DIGENE CORPORATION

     Common stock options activity is as follows:

                                                           YEAR ENDED JUNE 30,
                                  ---------------------------------------------------------------------
                                          1997                    1998                    1999
                                  ---------------------   ---------------------   ---------------------
                                              WEIGHTED-               WEIGHTED-               WEIGHTED-
                                               AVERAGE                 AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE                EXERCISE
                                   SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                  ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
year............................  2,660,582    $ 4.14     2,812,333    $ 5.43     2,712,162    $ 6.42
Options granted.................    460,000     10.14       486,500     11.69       933,250      8.77
Options exercised...............   (275,825)      .52      (287,778)      .93      (266,745)     1.23
Options canceled or expired.....    (32,424)     8.66      (298,893)    11.15      (201,138)    10.17
                                  ---------               ---------               ---------
Outstanding at end of year......  2,812,333      5.43     2,712,162      6.42     3,177,529      7.31
                                  =========               =========               =========
Options exercisable at
  year-end......................  1,288,218      2.53     1,131,492      1.81     1,434,192      4.72
                                  =========               =========               =========

     The following table summarizes information about fixed-price stock options outstanding at June 30, 1999:

                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                       -----------------------------------------   --------------------------
                                          AVERAGE      WEIGHTED-                    WEIGHTED-
                           NUMBER        REMAINING      AVERAGE        NUMBER        AVERAGE
      RANGE OF         OUTSTANDING AT   CONTRACTUAL    EXERCISE    EXERCISABLE AT   EXERCISE
   EXERCISE PRICES     JUNE 30, 1999    LIFE (YEARS)     PRICE     JUNE 30, 1999      PRICE
   ---------------     --------------   ------------   ---------   --------------   ---------
$ 0.01 - $ 2.00......      533,967          1.5         $ 1.15         533,967        $1.15
$ 2.01 - $ 5.00......      319,522          1.5           2.30         295,099         2.25
$ 5.01 - $ 8.00......      353,399          8.7           6.49          62,638         5.94
$ 8.01 - $11.00......    1,751,641          7.8           9.55         542,488         9.43
$11.01 - $13.25......      219,000          8.1          12.89              --           --
                         ---------                                   ---------
                         3,177,529          6.2           7.31       1,434,192         4.72
                         =========                                   =========

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing fair value model with the following weighted-average assumptions used for grants:

                                                         YEAR ENDED JUNE 30,
                                                         --------------------
                                                         1997    1998    1999
                                                         ----    ----    ----
Dividend yield.........................................  0.00%   0.00%   0.00%
Expected volatility....................................    73%     73%     77%
Risk-free interest rate................................   6.5%    6.5%    6.0%
Expected life of the option term (in years)............   6.6     5.5     6.1

     The weighted average fair values of the options granted during the years ended June 30, 1997, 1998 and 1999 were $8.03, $7.99, and $6.26, respectively.

                               DIGENE CORPORATION

14.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                 YEAR ENDED JUNE 30,
                                       ----------------------------------------
                                          1997           1998          1999
                                       -----------   ------------   -----------
Numerator:
     Net loss........................  $(5,994,456)  $(14,088,568)  $(9,304,216)
                                       ===========   ============   ===========
Denominator:
     Denominator for basic and
       diluted earnings per
       share -- weighted-average
       shares........................   11,393,978     13,235,901    14,353,720
                                       ===========   ============   ===========
Basic and diluted net loss per
  share..............................  $     (0.53)  $      (1.06)  $     (0.65)
                                       ===========   ============   ===========

     The following table sets forth the computation of basic and diluted net loss per share to reflect the cumulative effect of a change in accounting principle:

                                                        YEAR ENDED JUNE 30,
                                                      ------------------------
                                                       1997     1998     1999
                                                      ------   ------   ------
Basic and diluted loss per common share
     Net loss before cumulative effect of a change
       in accounting principle......................  $(0.53)  $(0.92)  $(0.65)
     Cumulative effect of a change in accounting
       principle....................................   (0.00)   (0.14)   (0.00)
                                                      ------   ------   ------
Net loss............................................  $(0.53)  $(1.06)  $(0.65)
                                                      ======   ======   ======

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

17.  SEGMENT REPORTING

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131

                               DIGENE CORPORATION
changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates one business segment which develops, manufactures and markets proprietary DNA and RNA tests for the detection, screening and monitoring of human diseases. Worldwide operations are summarized by geographic region in the following table:

                                             YEAR ENDED JUNE 30,
                            -----------------------------------------------------
                                      1997                        1998
                            -------------------------   -------------------------
                              ASSETS       REVENUES       ASSETS       REVENUES
                            -----------   -----------   -----------   -----------
North America.............  $29,450,973   $ 4,244,576   $34,396,189   $ 4,776,036
Europe....................           --     4,342,175       445,434     4,938,758
South America.............      312,604       881,048       597,915     1,619,334
Pacific Rim...............           --       592,480            --       674,817
                            -----------   -----------   -----------   -----------
                            $29,763,577   $10,060,279   $35,439,538   $12,008,945
                            ===========   ===========   ===========   ===========

                                                        YEAR ENDED JUNE 30,
                                                               1999
                                                     -------------------------
                                                       ASSETS       REVENUES
                                                     -----------   -----------
North America......................................  $27,575,447   $ 5,930,026
Europe.............................................      165,583     9,055,571
South America......................................      367,449     1,860,242
Pacific Rim........................................           --       621,260
                                                     -----------   -----------
                                                     $28,108,479   $17,467,099
                                                     ===========   ===========

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

       Consolidated Statements of Operations for the fiscal years ended June 30, 1997, 1998, and 1999

       Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1997, 1998, and 1999

       Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1997, 1998 and 1999

       Notes to Consolidated Financial Statements

    - Financial Statement Schedules:

       Schedule II -- Valuation and Qualifying Accounts and Reserves

       All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    - Exhibits:



                    3.1       Amended and Restated Certificate of Incorporation of
                              Digene.**
                    3.2       Amended and Restated Bylaws of Digene. (Incorporated by
                              reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and
                              filed with the SEC on September 28, 1999.)
                    4.1       Specimen Common Stock Certificate.**
                   10.2       1989 Special Employee Stock Option Plan.**
                   10.3       1990 Stock Option Plan.**
                   10.4       1991-A Stock Option Plan.**
                   10.5       1991-B Stock Option Plan.**
                   10.6       1996 Omnibus Plan.**
                   10.7!      Employment Agreement dated as of May 1, 1996 between Digene and Evan Jones, as amended.**
                   10.8!      Employment Agreement dated as of May 1, 1996 between Digene and Charles M. Fleischman, as amended.**
                   10.11      Lease Agreement dated January 13, 1988 between Digene and
                              West Farm Associates Limited Partnership.**
                   10.12      Lease Agreement dated June 20, 1991 between Digene and
                              Murkirk Manor Associates Limited Partnership.**
                   10.14      License Agreement dated September 1, 1995 between Digene and
                              Institut Pasteur.**
                   10.15      Cross-License Agreement dated April 1, 1990 among Life
                              Technologies, Inc. and Institut Pasteur.**
                   10.16      License Agreement dated December 1, 1983 between Bethesda
                              Research Laboratories, a division of Life Technologies, Inc.
                              and Georgetown University.**
                   10.18      License Agreement dated December 19, 1990 between Digene and
                              Life Technologies, Inc.**
                   10.26      Registration Rights Agreement dated as of May 24, 1996
                              between Digene, Armonk Partners, Murex Diagnostics
                              Corporation and Certain Other Stockholders.**
                   10.28      License Agreement dated September 27, 1995 between Digene
                              and Kanebo, Ltd.**
                   10.30***   Agency and Sales Representation Agreement between Digene and
                              Murex dated as of February 1, 1997. (Incorporated by
                              reference to Exhibit 10.1 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended March 31, 1997.)
                   10.31***   Customer Transfer Agreement between Digene and Murex dated as of February 1, 1997. (Incorporated by reference to
                              Exhibit 10.2 of the Registrant's Quarterly Report on Form
                              10-Q for the quarter ended March 31, 1997.)
                   10.32      First Amendment to the Distribution Agreement between Digene and Murex dated as of February 1, 1997. (Incorporated by
                              reference to Exhibit 10.3 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended March 31, 1997.)
                   10.33!     Employment Agreement dated as of September 3, 1996 between
                              Digene and Donna Marie Seyfried. (Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form
                              10-Q for the quarter ended September 30, 1996.)
                   10.34      Director's Stock Option Plan. (Incorporated by reference to
                              Exhibit A of Digene's Proxy Statement filed pursuant to
                              Section 14(a) of the Securities Exchange Act, dated
                              September 20, 1996.)
                   10.35!     Employment Agreement dated as of July 11, 1997 between
                              Digene and William J. Payne. (Incorporated by reference to
                              Exhibit 10.1 to Digene's Registration Statement on Form S-3,
                              File No. 333-35463, dated November 12, 1997.)
                   10.36      1997 Stock Option Plan. (Incorporated by reference to
                              Exhibit 99 of Digene's Registration Statement on Form S-8,
                              dated November 24, 1997.)

                   10.37      Stock Purchase Agreement dated as of June 30, 1998 by and
                              among Digene and Stichting Researchfonds Pathologie, Ewald
                              C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M.
                              Walboomers. (Incorporated by reference to Exhibit 10.37 of
                              Digene's Annual Report on Form 10-K for the fiscal year
                              ended June 30, 1998.)
                   10.38      Lease dated as of March 2, 1998 by and between Digene and
                              ARE -Metropoliton Grove I, LLC. (Incorporated by reference to Exhibit 10.1 of Digene's Quarterly Report on Form 10-Q
                              for the quarter ended March 31, 1998.)
                   10.39!     Employment Agreement dated as of December 22, 1998 between
                              Digene and Joseph P. Slattery. (Incorporated by reference to
                              Exhibit 10.2 of Digene's Quarterly Report on Form 10-Q for
                              the quarter ended December 31, 1998.)
                   10.40!     Employment Agreement dated as of December 22, 1998 between
                              Digene and Jeanmarie P. Curley. (Incorporated by reference to Exhibit 10.1 of Digene's Quarterly Report on Form 10-Q
                              for the quarter ended December 31, 1998.)
                   10.41*     Marketing and Distribution Agreement between Digene and
                        ****  Abbott Laboratories, dated May 7, 1999.
                   21         Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 of the Registrant's Annual Report on Form 10-K
                              for the fiscal year ended June 30, 1999 and filed with the
                              SEC on September 28, 1999.)
                   23.1*      Consent of Ernst & Young LLP, Independent Auditors.
                   27*        Financial Data Schedule.


---------------
*     Filed herewith.

** Incorporated by reference to the like-numbered exhibits to Digene's Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.

*** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 3, 1997. Such provisions have been filed separately with the Commission.


**** Confidential treatment has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed December 21, 1999. Such provisions have been filed separately with the Commission.



! Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K/A.


(b) Reports on Form 8-K.

     NONE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGENE CORPORATION


December 21, 1999                         By: /s/ EVAN JONES

                                            ------------------------------------
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



             SIGNATURE                              TITLE                       DATE
             ---------                              -----                       ----
/s/ EVAN JONES                       Chairman and Chief Executive         December 21, 1999
-----------------------------------    Officer (Principal Executive
Evan Jones                             Officer)

/s/ CHARLES M. FLEISCHMAN            President, Chief Operating Officer,  December 21, 1999
-----------------------------------    Chief Financial Officer and
Charles M. Fleischman                  Director (Principal Financial
                                       Officer)

*                                    Vice President, Finance and          December 21, 1999
-----------------------------------    Controller (Principal Accounting
Joseph P. Slattery                     Officer)

*                                    Director                             December 21, 1999
-----------------------------------
Wayne T. Hockmeyer

*                                    Director                             December 21, 1999
-----------------------------------
John H. Landon

*                                    Director                             December 21, 1999
-----------------------------------
Joseph M. Migliara

*                                    Director                             December 21, 1999
-----------------------------------
John J. Whitehead

*By: /s/ EVAN JONES
     ------------------------------
     Evan Jones, as
     attorney-in-fact
     for the persons indicated

                                 EXHIBIT INDEX


EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  3.1         Amended and Restated Certificate of Incorporation of
              Digene.**
  3.2         Amended and Restated Bylaws of Digene. (Incorporated by
              reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and
              filed with the SEC on September 28, 1999.)
  4.1         Specimen Common Stock Certificate.**
 10.2         1989 Special Employee Stock Option Plan.**
 10.3         1990 Stock Option Plan.**
 10.4         1991-A Stock Option Plan.**
 10.5         1991-B Stock Option Plan.**
 10.6         1996 Omnibus Plan.**
 10.7!        Employment Agreement dated as of May 1, 1996 between Digene and Evan Jones, as amended.**
 10.8!        Employment Agreement dated as of May 1, 1996 between Digene and Charles M. Fleischman, as amended.**
 10.11        Lease Agreement dated January 13, 1988 between Digene and
              West Farm Associates Limited Partnership.**
 10.12        Lease Agreement dated June 20, 1991 between Digene and
              Murkirk Manor Associates Limited Partnership.**
 10.14        License Agreement dated September 1, 1995 between Digene and
              Institut Pasteur.**
 10.15        Cross-License Agreement dated April 1, 1990 among Life
              Technologies, Inc. and Institut Pasteur.**
 10.16        License Agreement dated December 1, 1983 between Bethesda
              Research Laboratories, a division of Life Technologies, Inc.
              and Georgetown University.**
 10.18        License Agreement dated December 19, 1990 between Digene and
              Life Technologies, Inc.**
 10.26        Registration Rights Agreement dated as of May 24, 1996
              between Digene, Armonk Partners, Murex Diagnostics
              Corporation and Certain Other Stockholders.**
 10.28        License Agreement dated September 27, 1995 between Digene
              and Kanebo, Ltd.**
 10.30***     Agency and Sales Representation Agreement between Digene and
              Murex dated as of February 1, 1997. (Incorporated by
              reference to Exhibit 10.1 of the Registrant's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1997.)
 10.31***     Customer Transfer Agreement between Digene and Murex dated as of February 1, 1997. (Incorporated by reference to
              Exhibit 10.2 of the Registrant's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1997.)
 10.32        First Amendment to the Distribution Agreement between Digene and Murex dated as of February 1, 1997. (Incorporated by
              reference to Exhibit 10.3 of the Registrant's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1997.)
 10.33!       Employment Agreement dated as of September 3, 1996 between
              Digene and Donna Marie Seyfried. (Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1996.)
 10.34        Director's Stock Option Plan. (Incorporated by reference to
              Exhibit A of Digene's Proxy Statement filed pursuant to
              Section 14(a) of the Securities Exchange Act, dated
              September 20, 1996.)
 10.35!       Employment Agreement dated as of July 11, 1997 between
              Digene and William J. Payne.
              (Incorporated by reference to Exhibit 10.1 to Digene's
              Registration Statement on Form S-3, File No. 333-35463,
              dated November 12, 1997.)
 10.36        1997 Stock Option Plan. (Incorporated by reference to
              Exhibit 99 of Digene's
              Registration Statement on Form S-8, dated November 24,
              1997.)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.37        Stock Purchase Agreement dated as of June 30, 1998 by and
              among Digene and Stichting Researchfonds Pathologie, Ewald
              C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M.
              Walboomers. (Incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)
 10.38        Lease dated as of March 2, 1998 by and between Digene and
              ARE -- Metropoliton Grove I, LLC. (Incorporated by reference to Exhibit 10.1 of Digene's Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1998.)
 10.39!       Employment Agreement dated as of December 22, 1998 between
              Digene and Joseph P. Slattery. (Incorporated by reference to
              Exhibit 10.2 of Digene's Quarterly Report on Form 10-Q for
              the quarter ended December 31, 1998.)
 10.40!       Employment Agreement dated as of December 22, 1998 between
              Digene and Jeanmarie P. Curley. (Incorporated by reference to Exhibit 10.1 of Digene's Quarterly Report on Form 10-Q
              for the quarter ended December 31, 1998.)
 10.41*       Marketing and Distribution Agreement between Digene and
      ****    Abbott Laboratories, dated May 7, 1999.
 21           Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 of the Registrant's Annual Report on Form 10-K
              for the fiscal year ended June 30, 1999 and filed with the
              SEC on September 28, 1999.)
 23.1*        Consent of Ernst & Young LLP, Independent Auditors.
 27*          Financial Data Schedule.


---------------

*    Filed herewith.

** Incorporated by reference to the like-numbered exhibit to Digene's Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.

*** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 3, 1997. Such provisions have been filed separately with the Commission.


**** Confidential treatment has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed December 21, 1999. Such provisions have been filed separately with the Commission.



! Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K/A.

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

                                          /s/ ERNST & YOUNG LLP

Washington, DC
August 20, 1999

                               DIGENE CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                       BALANCE AT                                BALANCE
                                                      BEGINNING OF                               AT END
                   CLASSIFICATION                        PERIOD      ADDITIONS   DEDUCTIONS      PERIOD
                   --------------                     ------------   ---------   ----------      -------
Allowance for doubtful accts:
     Year ended June 30, 1997.......................      $ 61           --          --           $ 61
     Year ended June 30, 1998.......................        61          150          (2)(1)        209
     Year ended June 30, 1999.......................       209           --         (39)(1)        170
Reserve for inventory obsolescence:
     Year ended June 30, 1997.......................      $250           89          --           $339
     Year ended June 30, 1998.......................       339           --          --            339
     Year ended June 30, 1999.......................       339          399          --            738

---------------
(1) "Deductions" represent accounts written off during the period less recoveries of accounts previously written off.