Form 10-Q
period 1999-12-31
DIGENE CORP
filed 2000-02-14
CIK 1011582

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________to _________

                         Commission file number 0-28194

                               DIGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                52-1536128
      -------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

            1201 CLOPPER ROAD
         GAITHERSBURG, MARYLAND                             20878
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (301) 944-7000
                                                   ---------------

                 9000 VIRGINIA MANOR ROAD, BELTSVILLE, MD 20705
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares outstanding as of
                        Class                         February 9, 2000
       --------------------------------------         ----------------
       Common Stock, par value $.01 per share            15,855,205

--------------------------------------------------------------------------------

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                   Page
                                                                                   ----
PART I. CONSOLIDATED FINANCIAL INFORMATION:

       Item 1.  Consolidated Financial Statements -

             Consolidated Balance Sheets -
                 December 31, 1999 and June 30, 1999                                1

             Consolidated Statements of Operations -
                 Three months ended December 31, 1999 and 1998;
                 Six months ended December 31, 1999 and 1998;                       2

             Consolidated Statements of Cash Flows -
                 Six months ended December 31, 1999 and 1998                        3

             Notes to Consolidated Financial Statements                             4

       Item 2.  Management's Discussion and Analysis of Financial Condition and     5
                Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk          9

PART II. OTHER INFORMATION:

       Item 2.  Changes in Securities and Use of Proceeds                           10

       Item 5.  Other Information                                                   10

       Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                          12

EXHIBIT INDEX                                                                       13

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               DIGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,          JUNE 30,
                                                                                          1999                1999
                                                                                      ------------        ------------
                                                                                      (UNAUDITED)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                        $  9,147,810        $ 13,934,415
     Short-term investments                                                             16,292,106           4,347,084
     Accounts receivable, less allowance of approximately $209,000 and $170,000
     at December 31, 1999 and June 30, 1999, respectively                                3,040,251           2,356,537
     Inventories                                                                         3,461,067           2,894,210
     Prepaid expenses and other current assets                                           1,560,172           1,388,224
                                                                                      ------------        ------------

Total current assets                                                                    33,501,406          24,920,470

Property and equipment, net                                                              1,736,704           1,737,078
Intangible assets, net                                                                   1,275,730           1,350,774
Deposits                                                                                   919,142             100,157
                                                                                      ------------        ------------

Total assets                                                                          $ 37,432,982        $ 28,108,479
                                                                                      ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $  3,748,188        $  2,503,387
     Accrued expenses                                                                      951,960             809,811
     Accrued payroll                                                                       736,102           1,108,236
                                                                                      ------------        ------------

Total current liabilities                                                                5,436,250           4,421,434

Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized, 15,825,014 and 14,565,937 shares issued and outstanding at December 31, 1999
         and June 30, 1999, respectively                                                   158,250             145,659
     Additional paid-in capital                                                         83,484,320          72,514,583
      Deferred stock compensation                                                         (221,550)           (253,200)
     Accumulated deficit                                                               (51,424,288)        (48,719,997)
                                                                                      ------------        ------------

Total stockholders' equity                                                              31,996,732          23,687,045
                                                                                      ------------        ------------

Total liabilities and stockholders' equity                                            $ 37,432,982        $ 28,108,479
                                                                                      ============        ============

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        DECEMBER 31,                          DECEMBER 31,
                                              -------------------------------       -------------------------------
                                                  1999               1998               1999               1998
                                              ------------       ------------       ------------       ------------
                                                        (UNAUDITED)                           (UNAUDITED)
Revenues:
     Product sales                            $  5,089,414       $  3,852,769       $ 10,179,779       $  7,456,976
     Research and development contracts            162,314            153,861            289,645            153,861
                                              ------------       ------------       ------------       ------------

Total revenues                                   5,251,728          4,006,630         10,469,424          7,610,837

Costs and expenses:
     Cost of product sales                       1,633,273          1,428,566          3,309,967          2,404,555
     Research and development                    1,227,932          1,185,133          2,377,700          2,216,546
     Selling and marketing                       2,445,326          2,653,593          4,750,152          5,606,220
     General and administrative                  1,640,594          1,281,895          2,928,321          2,647,196
     Amortization of intangible assets              37,522             37,522             75,043             75,043
                                              ------------       ------------       ------------       ------------

Loss from operations                            (1,732,919)        (2,580,079)        (2,971,759)        (5,338,723)

Other income (expense):
     Other income (expense)                         (9,456)            (1,956)           (39,350)            58,306
     Interest income                               220,859            271,763            425,530            607,177
     Interest expense                                    -             (7,141)               (98)           (21,087)
                                              ------------       ------------       ------------       ------------

Loss from operations before income taxes        (1,521,516)        (2,317,413)        (2,585,677)        (4,694,327)

Provision for income taxes                          55,147             69,604            118,614            133,963
                                              ------------       ------------       ------------       ------------

Net loss                                      $ (1,576,663)      $ (2,387,017)      $ (2,704,291)      $ (4,828,290)
                                              ============       ============       ============       ============

Basic and diluted net loss per share          $      (0.11)      $      (0.17)      $      (0.18)      $      (0.34)
                                              ============       ============       ============       ============

Weighted average shares outstanding             14,715,576         14,325,153         14,647,494         14,313,335
                                              ============       ============       ============       ============

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                       --------------------------------
                                                                           1999                1998
                                                                       ------------        ------------
                                                                                 (UNAUDITED)
OPERATING ACTIVITIES
     Net loss                                                          $ (2,704,291)       $ (4,828,290)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization of property and equipment            496,933             778,285
         Amortization of intangible assets                                   75,044              75,042
         Compensation expense related to stock options                       31,650                   -
         Changes in operating assets and liabilities:
              Accounts receivable                                          (683,714)            216,197
              Inventories                                                  (566,857)           (349,257)
              Prepaid expenses and other current assets                    (171,948)         (1,326,813)
              Deposits                                                     (818,985)            (33,946)
              Accounts payable                                            1,244,801             124,889
              Accrued expenses                                              142,149             141,951
              Accrued payroll                                              (372,134)           (139,316)
              Accrued rent                                                        -             (23,982)
              Deferred rent                                                       -             (11,980)
                                                                       ------------        ------------

Net cash used in operating activities                                    (3,327,352)         (5,377,220)

INVESTING ACTIVITIES
     Purchases of short-term investments                                (16,877,397)         (6,186,202)
     Maturities of short-term investments                                 4,932,375           1,450,000
     Capital expenditures                                                  (496,559)           (497,387)
     Additions to intangible assets                                               -                (862)
                                                                       ------------        ------------

Net cash used in investing activities                                   (12,441,581)         (5,234,451)

FINANCING ACTIVITIES
     Net proceeds from issuance of Common Stock                          10,403,904                   -
     Exercise of Common Stock options                                       578,424              72,432
     Principal repayments on long-term debt                                       -            (552,717)
                                                                       ------------        ------------

Net cash provided by (used in) financing activities                      10,982,328            (480,285)
                                                                       ------------        ------------

Net decrease in cash and cash equivalents                                (4,786,605)        (11,091,956)
Cash and cash equivalents at beginning of period                         13,934,415          18,330,803
                                                                       ------------        ------------

Cash and cash equivalents at end of period                             $  9,147,810        $  7,238,847
                                                                       ============        ============

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements for the three and six month periods ended December 31, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Digene's Annual Report on Form 10-K for the year ended June 30, 1999 filed with the Securities and Exchange Commission.

The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

2. PRIVATE OFFERING

On December 23, 1999, we and certain of our stockholders completed a private placement of 1,500,000 shares of common stock to selected institutional and other accredited investors. Of these shares, 900,000 were sold by us and 600,000 were sold by the selling stockholders. The net proceeds to us, after underwriters' commissions and expenses, were $10,404,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 1999. Some of the information that follows are not statements of historical fact, and reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that might cause or contribute to such differences include: uncertainty of future profitability and cash generation from operations; manufacturing delays while awaiting regulatory approval for our new manufacturing facility and other disruptions relating to our relocation to our new facility in Gaithersburg, Maryland; uncertainty of clinical trial results for our products under development; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of market acceptance of our products by the worldwide medical community; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; risks inherent in international transactions, including those relating to our expansion in Europe, Brazil and elsewhere; dependence on Abbott Laboratories as our principal European distributor; our limited sales and marketing experience with a direct sales force; the extent of future expenditures for sales and marketing programs; uncertainty regarding patents and proprietary rights in connection with our products; our ability to obtain requisite additional financing to fund our operations beyond fiscal 2001; and other factors as set forth under the caption "Additional Considerations" in our Annual Report on Form 10-K for the year ended June 30, 1999.

RESULTS OF OPERATIONS

Product sales increased to $5,089,000 and $10,180,000 for the three and six month periods ended December 31, 1999, respectively, from $3,853,000 and $7,457,000 for the corresponding periods in 1998. The increase was due to increased sales of our Hybrid Capture tests, primarily HBV, and related equipment, partially offset by lower sales of our non-core products.

Research and development contract revenues increased to $162,000 and $290,000 for the three and six month periods ended December 31, 1999, respectively, from $154,000 for each of the corresponding periods in 1998. The increase was due to our performance of contract research activities, primarily under a research contract with the National Institutes of Health for the development of tests for herpes simplex virus.

Cost of product sales increased to $1,633,000 and $3,310,000 for the three and six month periods ended December 31, 1999, respectively, from $1,429,000 and $2,405,000 for the corresponding periods in 1998. Gross margin on product sales increased to 68% for the three month period ended December 31, 1999 from 63% for the corresponding period in 1998. Gross margin on product sales remained relatively unchanged at 67% for the six month period ended December 31, 1999 as compared to 68% for the corresponding period in 1998. The percentage increase was due, primarily, to increased sales of higher-margin Hybrid Capture tests.

Research and development expenses remained relatively unchanged at $1,228,000 and $2,378,000 for the three and six month periods ended December 31, 1999, respectively, from $1,185,000 and $2,217,000 for the corresponding periods in 1998.

Selling and marketing expenses decreased to $2,445,000 and $4,750,000 for the three and six month periods ended December 31, 1999, respectively, from $2,654,000 and $5,606,000 for the corresponding periods in 1998. The decrease was due, primarily, to lower external marketing expenditures as a result of our Marketing and Distribution Agreement with Abbott, partially offset by increased spending on marketing tradeshows and conferences.

General and administrative expenses increased from $1,641,000 and $2,928,000 for the three and six month periods ended December 31, 1999, respectively, compared to $1,282,000 and $2,647,000 for the corresponding periods in 1998. The increase was due, primarily, to costs associated with the move to our new facility in Gaithersburg, Maryland and increased professional service expenses.

Interest income decreased to $221,000 and $426,000 for the three and six month periods ended December 31, 1999, respectively, from $272,000 and $607,000 for the corresponding periods in 1998. The decrease was due to lower average cash and cash equivalent balances primarily as a result of negative cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $51,424,000 at December 31, 1999. We have funded our operations primarily through the sale of equity securities. We have experienced negative cash flows from operations of $3,327,000 and $5,377,000 for the six months ended December 31, 1999 and 1998, respectively.

Capital expenditures remained relatively unchanged at $497,000 for the six months ended December 31, 1999 and December 31, 1998.

In December 1999, we established an equipment leasing facility with Mellon US Leasing with a total commitment of $750,000. We intend to use such facility to fund the lease of furniture and equipment, including telecommunications equipment, for our new facility in Gaithersburg, Maryland. As of December 31, 1999, we have used approximately $500,000 of such commitment.

On December 23, 1999, we completed a private offering of 900,000 shares of our common stock, the net proceeds of which, after underwriters' commissions and expenses, were $10,404,000.

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through fiscal year 2001. We cannot give assurances that there will be no changes that would consume a significant amount of our available resources before that time. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with pre-clinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of additional strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Other than our equipment leasing facility with Mellon US Leasing, we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially adversely affected.

YEAR 2000 COMPLIANCE

During 1999, we completed the process of preparing for the potential impact of the Year 2000 date change on the ability of our computerized information programs and systems and certain manufacturing and other equipment to accurately process information that may be date-sensitive. This process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures.

We did not experience any difficulties related to the Year 2000 date change on December 31, 1999, and we have not experienced any such difficulties to date. Although considered unlikely, unanticipated problems in our core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite our efforts to date to remediate affected systems and develop contingency plans. We will continue to monitor all business processes, including interaction with our customers, vendors and other third parties, throughout 2000, and we will address any issues that arise.

During 1999, the cost of our Year 2000 project was not material because we coordinated our routine hardware and software system upgrades, as well as our acquisition of new equipment related to our relocation to a new facility in Gaithersburg, Maryland as of January 3, 2000, with the purchase of Year 2000-compliant systems and equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe, South America and Asia. We do not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on our financial statements. The net impact of foreign exchange activities on earnings was immaterial for the six month periods ended December 31, 1999 and 1998, respectively. Interest rate exposure is primarily limited to the $23.1 million of cash equivalents and short-term investments owned by us. None of these funds are invested in foreign currencies and we do not intend to alter our investment profiles to permit such investments. Such securities are debt instruments that generate interest income for us on excess cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of these investments. We do not consider the present rate of inflation to have a significant impact on our business.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 23, 1999, we and certain of our stockholders completed a private placement of 1,500,000 shares of common stock to selected institutional and other accredited investors. Of these shares, 900,000 were sold by us and 600,000 were sold by the selling stockholders. The purchase price was $13.00 per share, resulting in net proceeds to us of $10,404,000. Prudential Vector Healthcare Group, a division of Prudential Securities, acted as placement agent in the private placement offering and received a fee equal to 7% of the gross proceeds of the offering, plus reimbursement of certain expenses of the offering. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and under Rule 506 promulgated by the SEC under the Securities Act. We registered the shares of common stock issued in the private placement for resale by the purchasers.

ITEM 5. OTHER INFORMATION

With respect to our products for the detection of human papillomavirus (HPV), we continue to negotiate with a third party regarding a license to an issued United States patent covering one of the HPV types utilized in our Hybrid Capture II HPV Test. We are currently negotiating a definitive license agreement. If we cannot negotiate the license on commercially reasonable terms, or at all, we may be required to redesign our Hybrid Capture II HPV Test to exclude this HPV type. Such exclusion could result in delays in approval for marketing of the redesigned Hybrid Capture II HPV Test in the United States and could have a material adverse effect on our business, financial condition and results of operations.

In June 1999, Enzo Biochem, Inc. ("Enzo") filed an action in the U.S. District Court for the State of New York against Chugui Pharmaceutical Co., Ltd and its subsidiaries Chugui Pharma U.S.A., Inc. and Gen-Probe Incorporated, bioMerieux, Inc. and Becton Dickenson and Company for infringement of Enzo's United States patent covering genetic probes for detecting Neisseria gonorrhoeae. In October 1999, Enzo contacted Digene to determine whether Digene's Hybrid Capture II Gonorrhea Test might infringe such patent. We have evaluated this matter and its potential impact on our gonorrhea test. After consultation with our patent counsel, we believe that the Enzo United States patent is invalid. Our discussions with Enzo are continuing. We cannot assure you that we will not become involved in litigation with Enzo.

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

4.1    Form of Common Stock Certificate (Incorporated by reference to Exhibit
       4.1 to Digene's Registration Statement on Form S-1 (File No. 333-2968))

4.2 Form of Purchase Agreement among Digene Corporation, the Selling Stockholders identified therein and certain investors related to Digene's private placement of common stock (incorporated by reference to Exhibit
       4.4 to Digene's Registration Statement on Form S-3 filed November 22, 1999 (File No. 333-91461))

27     Financial Data Schedule

(b)  Reports on Form 8-K

Digene filed the following current Reports on Form 8-K during the quarter ended December 31, 1999:

               Date of Report                 Items Reported
               --------------                 --------------
              November 18, 1999                     5,7
              December 23, 1999                     5,7

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DIGENE CORPORATION

Date:   February 11, 2000                     By: /s/ Charles M. Fleischman
     -----------------------                     ----------------------------
                                                     Charles M. Fleischman
                                                          President,
                                                  Chief Operating Officer and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

Date:   February 11, 2000                     By: /s/ Joseph P. Slattery
     -----------------------                     -------------------------
                                                      Joseph P. Slattery
                                                    Vice President, Finance
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.          Description                                                     Page
-----------          -----------                                                     ----
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

   3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene's Annual Report on Form 10-K for the year ended June 30, 1999)

   4.1 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene's Registration Statement on Form
                     S-1 (File No. 333-2968))

   4.2               Form of Purchase Agreement among Digene Corporation, the
                     Selling Stockholders identified therein and certain investors related to Digene's private placement of common stock (incorporated by reference to Exhibit 4.4 to Digene's
                     Registration Statement on Form S-3 filed November 22, 1999
                     (File No. 333-91461))

    27               Financial Data Schedule