Form 10-Q
period 2000-03-31
DIGENE CORP
filed 2000-05-15
CIK 1011582

-------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________to _________

                        Commission file number 0-28194

                              DIGENE CORPORATION
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                     52-1536128
 -------------------------------            -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                 1201 CLOPPER ROAD
               GAITHERSBURG, MARYLAND                                   20878
------------------------------------------------                    ----------
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (301) 944-7000
                                                   --------------

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                  Shares outstanding as of
               Class                                     May 9, 2000
--------------------------------------             -----------------------
Common Stock, par value $.01 per share                    15,983,041
-------------------------------------------------------------------------------

                              DIGENE CORPORATION

                              INDEX TO FORM 10-Q


                                                                                                        Page
                                                                                                        ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION:

       Item 1.    Consolidated Financial Statements -

              Consolidated Balance Sheets -
                    March 31, 2000 and June 30, 1999                                                      1

              Consolidated Statements of Operations -
                    Three months ended March 31, 2000 and 1999;
                    Nine months ended March 31, 2000 and 1999;                                            2

              Consolidated Statements of Cash Flows -
                    Nine months ended March 31, 2000 and 1999                                             3

              Notes to Consolidated Financial Statements                                                  4

       Item 2.    Management's Discussion and Analysis of Financial Condition and                         5
                  Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk                              8

PART II.  OTHER INFORMATION:

       Item 5.    Other Information                                                                       9

       Item 6.    Exhibits and Reports on Form 8-K                                                        9

SIGNATURES                                                                                               10

EXHIBIT INDEX                                                                                            11


PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               DIGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,          JUNE 30,
                                                                                          2000              1999
                                                                                      ---------------   ----------------
                                                                                        (UNAUDITED)

                                ASSETS
Current assets:
    Cash and cash equivalents                                                         $  6,870,136      $  13,934,415
    Short-term investments                                                              15,640,920          4,347,084
    Accounts receivable, less allowance of approximately $268,000 and $170,000
      at March 31, 2000 and June 30, 1999, respectively                                  5,176,255          2,356,537
    Inventories                                                                          3,394,616          2,894,210
    Prepaid expenses and other current assets                                            1,376,104          1,388,224
                                                                                      ---------------   ----------------

Total current assets                                                                    32,458,031         24,920,470

Property and equipment, net                                                              2,318,451          1,737,078
Intangible assets, net                                                                   1,247,017          1,350,774
Deposits                                                                                   844,658            100,157
                                                                                      ---------------   ----------------

Total assets                                                                          $ 36,868,157      $  28,108,479
                                                                                      ===============   ================



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $  3,674,820      $   2,503,387
    Accrued expenses                                                                     1,083,258            809,811
    Accrued payroll                                                                      1,049,118          1,108,236
                                                                                       --------------     --------------

Total current liabilities                                                                5,807,196          4,421,434

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000 shares authorized,15,919,039 and 14,565,937 shares issued and outstanding at March 31, 2000
       and June 30, 1999, respectively                                                     159,190            145,659
    Additional paid-in capital                                                          84,164,477         72,514,583
      Deferred stock compensation                                                         (205,725)          (253,200)
    Accumulated deficit                                                                (53,056,981)       (48,719,997)
                                                                                      ---------------   ----------------

Total stockholders' equity                                                              31,060,961         23,687,045
                                                                                      ---------------   ----------------

Total liabilities and stockholders' equity                                            $ 36,868,157      $  28,108,479
                                                                                      ===============   ================



                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        MARCH 31,                              MARCH 31,
                                            -----------------------------------     ---------------------------------
                                                  2000              1999                 2000             1999
                                            -----------------  ----------------     ---------------  ----------------
                                                       (UNAUDITED)                            (UNAUDITED)

     Revenues:
         Product sales                      $     5,964,711    $    4,634,602       $  16,144,490    $   12,091,578
         Research and development
         contracts                                  158,515           156,754             448,160           310,615
                                            -----------------  ----------------     ---------------  ----------------

     Total revenues                               6,123,226         4,791,356          16,592,650        12,402,193

     Costs and expenses:
         Cost of product sales                    2,192,569         1,695,700           5,502,536         4,100,255
         Research and development                 1,791,766         1,291,693           4,169,466         3,508,239
         Selling and marketing                    2,796,040         2,343,533           7,546,192         7,949,753
         General and administrative               1,707,336         1,161,548           4,635,657         3,808,744
         Amortization of intangible assets           37,522            37,522             112,565           112,565
                                            -----------------  ----------------     ---------------  ----------------

     Loss from operations                        (2,402,007)       (1,738,640)         (5,373,766)       (7,077,363)

     Other income (expense):
         Other income (expense)                     526,212          (235,551)            486,862          (177,245)
         Interest income                            294,970           225,049             720,500           832,226
         Interest expense                              (442)                -                (540)          (21,087)
                                            -----------------  ----------------     ---------------  ----------------

     Loss from operations before income
         taxes                                   (1,581,267)       (1,749,142)         (4,166,944)       (6,443,469)

     Provision (benefit) for income taxes            51,426           (13,926)            170,040           120,037
                                            -----------------  ----------------     ---------------  ----------------

     Net loss                               $    (1,632,693)   $   (1,735,216)      $  (4,336,984)   $   (6,563,506)
                                            =================  =================    ===============  ================


     Basic and diluted net loss per share   $         (0.10)   $        (0.12)      $       (0.29)   $        (0.46)
                                            =================  =================    ===============  ================


     Weighted average shares outstanding         15,873,924        14,334,094          15,053,100        14,320,153
                                            =================  =================    ===============  ================

                              DIGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       ----------------------------------
                                                                            2000              1999
                                                                       ---------------   ----------------
                                                                                  (UNAUDITED)
OPERATING ACTIVITIES
    Net loss                                                           $ (4,336,984)     $  (6,563,506)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization of property and equipment              750,485          1,089,911
       Amortization of intangible assets                                    103,757            117,114
       Compensation expense related to stock options                         47,475                  -
       Changes in operating assets and liabilities:
          Accounts receivable                                            (2,819,718)        (1,762,709)
          Inventories                                                      (500,406)           379,770
          Prepaid expenses and other current assets                          12,120         (1,202,274)
          Deposits                                                         (744,501)           (30,816)
          Accounts payable                                                1,171,433           (835,658)
          Accrued expenses                                                  273,447            142,785
          Accrued payroll                                                   (59,118)            56,435
          Accrued rent                                                            -            (32,216)
          Deferred rent                                                           -            (11,980)
                                                                       ---------------   ----------------

Net cash used in operating activities                                    (6,102,010)        (8,653,144)

INVESTING ACTIVITIES
    Purchases of short-term investments                                 (19,216,523)        (6,186,202)
    Maturities of short-term investments                                  7,922,687          8,957,960
    Capital expenditures                                                 (1,331,858)          (614,243)
    Additions to intangible assets                                                -               (862)
                                                                       ---------------   ----------------

Net cash (used in) provided by investing activities                     (12,625,694)         2,156,653

FINANCING ACTIVITIES
    Net proceeds from issuance of Common Stock                           10,403,904                  -
    Exercise of Common Stock options                                      1,259,521            109,409
    Principal repayments on long-term debt                                        -           (551,715)
                                                                       ---------------   ----------------

Net cash provided by (used in) financing activities                      11,663,425           (442,306)
                                                                       ---------------   ----------------

Net decrease in cash and cash equivalents                                (7,064,279)        (6,938,797)
Cash and cash equivalents at beginning of period                         13,934,415         18,330,803
                                                                       ---------------   ----------------

Cash and cash equivalents at end of period                             $  6,870,136      $  11,392,006
                                                                       ===============   ================


                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three- and nine-month periods ended March 31, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 1999 filed with the Securities and Exchange Commission.

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

3.  SALE OF PRODUCT LINE

On March 24, 2000, we completed the sale of our Molecular Biology Reagents ("MBR") product line and related assets to KD Medical, Inc. This transaction involved the sale of our MBR product line and the associated manufacturing equipment, as well as the raw material and finished goods inventory for the product line. As consideration for this sale, we received $200,000 in cash and a promissory note in the amount of $400,000 payable in monthly installments of $20,000 plus 8% accrued interest from July 1, 2000 through February 1, 2002. In addition, no later than June 2000, we will receive approximately $75,000 for the remaining raw material and finished goods inventory transferred as of March 31, 2000. A gain of approximately $515,000 was recorded on the sale of this product line and is included in the Other income (expense) line of our Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 1999. Some of the information that follows are not statements of historical fact, and reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that might cause or contribute to such differences include: uncertainty of future profitability and cash generation from operations; delays, other disruptions and related expenses resulting from our relocation to, and the start-up of manufacturing operations at, our new leased facility in Gaithersburg, Maryland; the timing of the market launch of our CT/GC product in the United States; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products under development; dependence on Abbott Laboratories as our principal European distributor; uncertainty of market acceptance of our products by the worldwide medical community; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; risks inherent in international transactions, including those relating to our expansion in Europe, Brazil and elsewhere; our limited sales and marketing experience with a direct sales force; the extent of future expenditures for sales and marketing programs; uncertainty regarding patents and proprietary rights in connection with our products; our ability to obtain requisite additional financing to fund our operations beyond fiscal 2001; and other factors as set forth under the caption "Additional Considerations" in our Annual Report on Form 10-K for the year ended June 30, 1999.

RESULTS OF OPERATIONS

Product sales increased to $5,965,000 and $16,144,000 for the three- and nine-month periods ended March 31, 2000, respectively, from $4,635,000 and $12,092,000 for the corresponding periods in 1999. The increase was due to increased sales of our Hybrid Capture tests, primarily HPV and HBV, and related equipment, partially offset by lower sales of our non-core products.

Research and development contract revenues increased to $159,000 and $448,000 for the three- and nine-month periods ended March 31, 2000, respectively, from $157,000 and $311,000 for the corresponding periods in 1999. The increase was due to our performance of contract research activities, primarily under a research contract with the National Institutes of Health for the development of tests for herpes simplex virus.

Cost of product sales increased to $2,193,000 and $5,503,000 for the three- and nine-month periods ended March 31, 2000, respectively, from $1,696,000 and $4,100,000 for the corresponding periods in 1999. Gross margin on product sales remained unchanged at 63% and 66% for the three- and nine-month periods ended March 31, 2000 as compared to the corresponding periods in 1999.

Research and development expenses increased to $1,792,000 and $4,169,000 for the three- and nine-month periods ended March 31, 2000, respectively, from $1,292,000 and $3,508,000 for the corresponding periods in 1999. The increase was due, primarily, to external professional service expenditures.

Selling and marketing expenses increased to $2,796,000 and decreased to $7,546,000 for the three- and nine-month periods ended March 31, 2000, respectively, from $2,344,000 and $7,950,000 for the corresponding periods in 1999. The increase in the three-month period was due, primarily, to increases in sales and marketing programs and to the hiring of additional selling and marketing personnel in conjunction with our efforts to increase product sales. The decrease in the nine-month period was due, primarily, to lower external marketing expenditures as a result of our Marketing and Distribution Agreement with Abbott, partially offset by increased spending on marketing tradeshows and conferences and the hiring of additional selling and marketing personnel.

General and administrative expenses increased from $1,707,000 and $4,636,000 for the three- and nine-month periods ended March 31, 2000, respectively, from $1,162,000 and $3,809,000 for the corresponding periods in 1999. The increase was due, primarily, to costs associated with the move to our new leased facility in Gaithersburg, Maryland and increased professional service expenses.

Other income (expense) increased to $526,000 and $487,000 for the three- and nine-month periods ended March 31, 2000 from $(236,000) and $(177,000) for the corresponding periods in 1999. The increase was due, primarily, to the sale of our MBR product line in March 2000, which resulted in a gain of approximately $515,000 in the third quarter of fiscal 2000.

Interest income increased to $295,000 and decreased to $721,000 for the three- and nine-month periods ended March 31, 2000, respectively, from $225,000 and $832,000 for the corresponding periods in 1999. The increase in the three-month period was due to higher average cash and cash equivalents balances, primarily as a result of our receipt of net proceeds from a common stock offering in December 1999. The decrease in the nine-month period was due to lower average cash and cash equivalents balances primarily as a result of negative cash flows from operations.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $53,057,000 at March 31, 2000. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. We have experienced negative cash flows from operations of $6,102,000 and $8,653,000 for the nine months ended March 31, 2000 and 1999, respectively.

Capital expenditures increased to $1,332,000 for the nine months ended March 31, 2000 from $614,000 for the corresponding period in 1999. The increase was due, primarily, to purchases of capital equipment for our new leased facility in Gaithersburg, Maryland.

In December 1999, we established an equipment leasing facility with Mellon US Leasing with a total commitment of $750,000. We intend to use such facility to fund the lease of furniture and equipment, including telecommunications equipment, for our new leased facility in Gaithersburg, Maryland. As of March 31, 2000, we have used approximately $570,000 of such commitment.

In February 2000, we received an equipment loan facility of $1,000,000 from the State of Maryland. Approximately $500,000 worth of fixed asset additions, previously financed with cash, is expected to be converted to this facility during the fourth quarter of fiscal 2000. The remaining $500,000 will be applied as we continue to acquire fixed assets, primarily manufacturing equipment, for our Gaithersburg facility.

On December 23, 1999, we completed a private offering of 900,000 shares of our common stock, the net proceeds of which, after underwriters' commissions and expenses, were $10,404,000.

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through fiscal year 2001. We cannot give assurances that there will be no changes that would consume a significant amount of our available resources before that time. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful and timely commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with pre-clinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of additional strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Other than our equipment leasing facilities with Mellon US Leasing and the State of Maryland, we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially adversely affected.

YEAR 2000 COMPLIANCE

During 1999, we completed the process of preparing for the potential impact of the Year 2000 date change on the ability of our computerized information programs and systems and certain manufacturing and other equipment to accurately process information that may be date-sensitive. We did not experience any difficulties related to the Year 2000 date change on December 31, 1999, and we have not experienced any such difficulties to date in calendar year 2000. Although considered unlikely, unanticipated problems in our core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite our efforts to date to remediate affected systems and develop contingency plans. We will continue to monitor all business processes, including interaction with our customers, vendors and other third parties, throughout 2000, and we will address any issues that arise.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe, South America and Asia. We do not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on our financial statements. The net impact of foreign exchange activities on earnings was immaterial for the nine-month periods ended March 31, 2000 and 1999, respectively. Interest rate exposure is primarily limited to the $20.5 million of cash equivalents and short-term investments owned by us. None of these funds are invested in foreign currencies and we do not intend to alter our investment profiles to permit such investments. Such securities are debt instruments that generate interest income for us on excess cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, typically less than twelve-month, nature of these investments. We do not consider the present rate of inflation to have a significant impact on our business.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

With respect to our products for the detection of human papillomavirus (HPV), in April 2000 we obtained an exclusive license to an issued United States patent covering one of the HPV types utilized in our Hybrid Capture II HPV Test.

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

4.1    Form of Common Stock Certificate (Incorporated by reference to Exhibit
       4.1 to Digene's Registration Statement on Form S-1 (File No. 333-2968))

27     Financial Data Schedule

(b) Reports on Form 8-K

Digene did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                  DIGENE CORPORATION

Date:          May 12, 2000                               By:  /s/  Charles M. Fleischman
     --------------------------------                        ----------------------------
                                                                   Charles M. Fleischman
                                                                         President,
                                                                Chief Operating Officer and
                                                                  Chief Financial Officer
                                                               (Principal Financial Officer)


Date:          May 12, 2000                               By:  /s/  Joseph P. Slattery
     -------------------------------                         -------------------------
                                                                    Joseph P. Slattery
                                                                 Vice President, Finance
                                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Exhibit No.       Description                                                          Page
    -----------       -----------                                                          ----
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