Form 10-K405
period 2000-06-30
DIGENE CORP
filed 2000-09-28
CIK 1011582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ___________to _________

                         Commission file number 0-28194

                               DIGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                                  52-1536128
   ------------------------------                             ------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer Identification No.)
   incorporation or organization)


        1201 Clopper Road
      Gaithersburg, Maryland                                         20878
------------------------------------------                      ----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:   (301) 944-7000
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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Based upon the last sale price of the registrant's Common Stock on September 8, 2000, the aggregate market value of the 11,415,351 outstanding shares of voting stock held by non-affiliates of the registrant was $475,877,445.

       As of September 8, 2000, 16,196,577 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents are incorporated by reference in this Report on Form 10-K:

       1) The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

                                TABLE OF CONTENTS

Part I
Item 1.        Business......................................................... 1
Item 2.        Properties.......................................................30
Item 3.        Legal Proceedings................................................30
Item 4.        Submission of Matters to a Vote of Our Stockholders..............30
               Executive Officers of Digene.....................................31

Part II

Item 5.        Market For Our Common Equity and Related Stockholder Matters.....32
Item 6.        Selected Consolidated Financial Data.............................33
Item 7.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................34
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.......38
Item 8.        Financial Statements and Supplementary Data......................39
Item 9.        Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure......................56

Part III

Item 10.       Directors and Executive Officers.................................56
Item 11.       Executive Compensation...........................................56
Item 12.       Security Ownership of Certain Beneficial Owners and Management...56
Item 13.       Certain Relationships and Related Transactions...................56

Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..57
Signatures......................................................................59

PART I

ITEM 1.       BUSINESS

       We develop, manufacture and market our proprietary DNA and RNA testing systems for the screening, monitoring and diagnosis of human diseases. We have developed and are commercializing our patented Hybrid Capture(R) Gene Analysis System and tests in three areas: women's cancers and infectious diseases, blood viruses, and genomics and pharmaceutical research. Our primary focus is in women's cancers and infectious diseases where our lead product is the only FDA-approved test for human papillomavirus, or HPV, which is the cause of greater than 99% of cervical cancer cases. Our HPV Test is used in the United States as an adjunct to the Pap smear for cervical cancer screening and in selected countries internationally as a primary cervical cancer screen, either in conjunction with or separate from the Pap smear. Our product portfolio also includes DNA tests for the detection of chlamydia, gonorrhea and other sexually transmitted infections. We believe our Hybrid Capture technology platform represents a significant improvement over existing technologies because of its accuracy, speed, ease of use and ability to quantitate DNA and RNA. In the United States, we market our products through a direct sales force and in other countries through distributors. Abbott Laboratories, one of the world's leading medical diagnostic companies, markets and distributes all of our women's cancers and infectious diseases and blood virus products in Europe, Africa and the Middle East.

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

       Our HPV Test allows physicians to identify women who are most at risk of having or developing cervical disease and cervical cancer. We intend to capitalize on our leadership position in HPV testing to obtain a significant share of the global cervical cancer screening market, both as a primary screening test and as a follow-up to the Pap smear. We are targeting this global opportunity primarily by marketing our disease management strategy for cervical cancer screening to managed care providers in the United States and government-funded national screening programs outside the United States. In addition, we have developed a network of women's health advocates, public health providers and physician organizations to communicate the diagnostic and cost-effective benefits of HPV testing to physicians, reimbursement providers, testing laboratories and the public. Beginning in calendar 2000, a number of national laboratories in the United States are making our Hybrid Capture II HPV Test available for testing specimens with inconclusive, or "ASCUS" (Atypical Squamous Cells of Undetermined Significance) Pap smear results. In March 2000, the FDA granted us clearance to market our High-Risk HPV Test, which is designed to detect the 13 key types of HPV that cause cervical cancer.

       We have applied our Hybrid Capture technology to provide for the simultaneous detection of chlamydia, gonorrhea and other sexually transmitted infections, in addition to HPV, from a single patient sample. We also can use a liquid-based Pap smear sample for our DNA tests and have FDA approval to use the specimen provided by Cytyc Corporation's ThinPrep(R) Pap Test(TM) for our HPV Tests. We believe the ability to perform multiple tests from a single patient specimen provides greater convenience to patients and their physicians and reduces healthcare costs by decreasing the frequency of patient visits and testing. For example, using our HPV Test, physicians can order reflex testing of inconclusive results from a ThinPrep Pap Test specimen without the need to procure an additional patient sample.

       Our tests for the simultaneous detection of chlamydia and gonorrhea were cleared by the FDA for marketing in the United States in March 2000. We expect Abbott, our distributor of these products in the United States, to launch these products in the United States during fiscal 2001.

       Our second major focus is in blood viruses where we have developed unique testing products using our Hybrid Capture System to detect the presence of hepatitis B virus (HBV) and cytomegalovirus (CMV). These blood viruses are leading causes of morbidity and death. Our tests detect and measure the amount of virus in a patient sample, helping physicians determine disease prognosis and optimize the efficacy of antiviral therapies. The sensitivity of our blood virus tests, along with their ability to quantitate viral load, provide a competitive advantage over other methods. Our CMV Test is the only DNA test cleared for the detection of CMV by the FDA. Abbott, one of the world's leading providers of HBV tests, is selling our HBV and CMV products in Europe, Africa and the Middle East where we believe that our HBV Test is the leading HBV DNA test.

       Our Hybrid Capture System utilizes signal amplification and combines the accuracy of nucleic acid probe diagnostics with the ease of use and mass-market capabilities of the antibody-based immunodiagnostic systems that are used routinely by clinical laboratories today. Our Hybrid Capture technology uses RNA probes to bind specific DNA sequences to create hybrid DNA:RNA molecules. The captured hybrids are then reacted with our proprietary signal amplification system which uses antibodies to detect DNA:RNA hybrids. The Hybrid Capture System and tests are sensitive, rapid, accurate, objective, non-invasive and easy to use, and can be performed by laboratory staff using standardized testing equipment. Recently, we have developed an automated, microplate-based Hybrid Capture testing system. In the genomics and pharmaceutical research area, we are utilizing the capabilities of our Hybrid Capture System to identify, develop and validate new gene-based testing opportunities. As a result of the high throughput capability of the Hybrid Capture System, Applied Biosystems (formerly PE Biosystems) entered into an exclusive technology license and marketing and distribution agreement with us to address opportunities in high throughput gene expression screening for pharmaceutical drug discovery.

       We have established a strong proprietary position in our Hybrid Capture technology. We have an exclusive license to a patent covering the use of the monoclonal antibodies, which are central to the Hybrid Capture detection system. Additionally, in July 1999, the European Patent Office allowed a broad patent covering the entire Hybrid Capture System and in July 2000 we received a notice of allowance for this patent from the U.S. Patent Office. We have exclusive licenses and co-exclusive cross-licenses with the Institut Pasteur to issued and pending patents covering the use of HPV genetic sequences from six of the thirteen key cancer-causing HPV types, including one license obtained in April 2000. We believe that these patents create a unique proprietary position for Digene in the HPV testing field.

       We have achieved a number of important regulatory milestones over the past two years. Our next-generation Hybrid Capture II HPV Test received premarket approval (PMA) from the FDA in March 1999 and in March 2000 we received marketing clearance from the FDA for the Hybrid Capture II HPV Test for high-risk testing only. In 1999 our portfolio of women's cancers and infectious disease tests was cleared for sale in almost every major European country and in Brazil and Argentina, and in February 2000 the United Kingdom National Health Service announced a pilot use of our Hybrid Capture II HPV Test as part of its cervical cancer screening program. Our Hybrid Capture II CT Test received 510(k) clearance from the FDA in October 1999; our Hybrid Capture II Gonorrhea Test received 510(k) clearance from the FDA in December 1999; and our combination Hybrid Capture II Chlamydia/Gonorrhea Test received 510(k) clearance from the FDA in March 2000. In the blood virus area, our Hybrid Capture CMV Test received 510(k) clearance from the FDA in October 1998, and our Hybrid Capture II HBV Test received marketing approval in France and Switzerland in February 2000.

In addition, we received ISO 9001 certification in June 1999 and validation approval from the FDA in April 2000 to manufacture our products in our new facility in Gaithersburg, Maryland.

       We also have achieved a number of important commercial milestones in the past eighteen months. We entered into a marketing and distribution alliance with Abbott in May 1999 and into a marketing alliance with 3M Pharmaceuticals in November 1999. We also significantly increased the number of U.S. clinical laboratories using our Hybrid Capture II HPV Test, including national labs such as Quest Diagnostics, Laboratory Corporation of America, Unilab and American Medical Laboratories, Inc. Our Hybrid Capture HPV Tests were used in numerous clinical trials and the results of such trials were published in peer-reviewed publications. We also continue to pursue a program to expand reimbursement coverage for our products, resulting in coverage in a number of European countries for our products and in the United States for our Hybrid Capture HPV Tests from significant managed care providers, including Kaiser Permanente, government programs and other insurers. Our efforts and accomplishments over the last year have resulted in continued revenue growth from $17.5 million in fiscal 1999 to $23.0 million in fiscal 2000.

WOMEN'S CANCERS AND INFECTIOUS DISEASES

       We have initially focused on two major disease areas, cervical cancer and sexually transmitted infections. Cervical cancer is the second most common cancer among women worldwide. Currently, the primary cervical cancer screening test is the Pap smear. Although the Pap smear has successfully reduced deaths caused by cervical cancer in the United States, cervical cancer remains prevalent in the United States. In addition, cervical cancer rates have remained at high levels outside the United States. If detected in the precancerous stage, virtually all cases of cervical cancer are preventable. The treatment of cervical cancer after it reaches the invasive stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. These treatments are expensive and often unsuccessful. Recently, it has been established that HPV, a sexually transmitted virus, is the primary cause of cervical cancer and that 99% of cervical cancers contain cancer-causing HPV sequences. Studies have shown that our HPV Test is 95% to 98% sensitive for detection of women with disease. The Pap smear cannot detect HPV. Furthermore, the Pap smear is a subjective, labor intensive test that has limited sensitivity and diagnostic accuracy leading to equivocal test results and false negative diagnoses. These limitations have contributed to continuing high rates of cervical cancer.

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

        DISTRIBUTION INFRASTRUCTURE

       We have established distribution infrastructures that we believe are appropriate to each geographic territory. In the United States, we have an eight-person sales force directed toward achieving reimbursement for our products from health insurance providers and increasing sales with our laboratory customers. These sales professionals also work with the sales forces of our clinical laboratory customers to assist these clinical laboratories in effectively educating physicians about our Hybrid Capture products.

       A key element of our commercialization strategy is to partner our marketing and sales efforts with established leaders in the field. We have established a marketing alliance with Abbott for all of our women's cancers and infectious disease products and certain of our blood virus testing products. Under this alliance, Abbott is responsible for sales and marketing of these Hybrid Capture products in Europe, Africa and the Middle East and of our Hybrid Capture II Chlamydia and Gonorrhea Tests in the United States, when launched, which is expected to occur during fiscal 2001. We are working together with Abbott to promote the use of HPV testing for primary screening in the European market. In Europe, Abbott is responsible for marketing activities directed toward obtaining laboratory endorsements and routine use of HPV testing, and we are responsible for marketing activities directed toward obtaining governmental endorsement of HPV testing, institutional reimbursement, and maximizing consumer awareness and education of the benefits of HPV testing.

       The initial term of our marketing and distribution agreement with Abbott extends until December 31, 2003 with respect to our HBV and HPV Tests. The initial term of the agreement with respect to our Chlamydia and Gonorrhea Tests expires at the end of the fifth full calendar year after such tests receive 510(k) marketing clearance from the FDA; are delivered by us to Abbott for resale in the United States; and satisfy designated specifications and are validated by us under applicable protocols.

       The Abbott agreement establishes net sales thresholds for each of our HBV, HPV and Chlamydia and Gonorrhea Tests. If the net sales thresholds are satisfied for our HBV Tests or Chlamydia and Gonorrhea Tests, the term of the agreement will be extended automatically with respect to such test for successive one-year periods.

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

        SINGLE-SAMPLE SYSTEM

       We are the first to develop tests that detect HPV, chlamydia and gonorrhea from a single patient specimen. In addition, tests that detect herpes simplex virus are currently in development. We believe the ability to perform multiple tests from a single specimen provides greater convenience to patients and physicians and reduces healthcare costs by decreasing the frequency of patient visits and testing. Our single-sample system is now available in Europe and South America for the detection of HPV, chlamydia and gonorrhea, and we expect that the system will be available in the United States during fiscal 2001. Our tests also are cost efficient in that they can be performed using commercial liquid-based Pap smear collection devices, such as the Cytyc Corporation ThinPrep Pap Test.

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

              - September 1999: a study involving 2,988 women in the United Kingdom published in The British Journal of Cancer reported the high sensitivity of our test (95%) compared to the Pap smear (79%) in screening women over age 35 for cervical disease;

              - November 1999: a study involving 118 women published in the New England Journal of Medicine confirmed that persistent HPV infection causes cervical cancer and a test for HPV DNA can predict the risk of cervical cancer among women with normal Pap smears;

              - December 1999: a German study involving 247 women published in The Lancet supports that self-collection of cervical specimens by women is a reliable method of testing for HPV using our HPV Tests;

              - January 2000: the Journal of the American Medical Association (JAMA) reported that two independent studies, one performed by the National Cancer Institute (involving 8,539 women in Costa Rica) and the other by Columbia University (involving 1,415 women in Cape Town, South Africa) showed HPV testing was significantly more reliable for detecting high-grade cervical lesions; and

              - March 2000: preliminary results of a National Cancer Institute ALTS (ASCUS/LSIL Triage Study) study showed that HPV testing for women with ASCUS Pap smear results was 96% sensitive for women with disease, while the sensitivity of the Pap smear was 85%.

       In addition, we are participating in HPV clinical trials involving more than 90,000 women on five continents. Successful completion, and publication of the results, of these clinical trials should help to accelerate further adoption of our HPV Tests. The following is a summary of these trials:

Country          Lead Investigator                       Trial Description                   Size   Target Completion
                                                                                                           Date
United States    National Cancer Institute               ALTS Borderline Pap Trial           7,000   Completed*
Canada           Newfoundland Department of Health       HPV Primary Screening               3,000   Completed**
Mexico           Johns Hopkins; Mexican Government       HPV Primary Screening               7,500   Completed**


Netherlands      Free University of Amsterdam            HPV Primary Screening              40,000   December 2001
United Kingdom   Imperial Cancer Research Fund           HPV Primary Screening              10,000   December 2000
Germany          University of Tubingen                  HPV Primary Screening               8,000   Completed**
Russia           University of Turku, Finland            HPV Primary Screening              12,000   December 2001

Brazil           University of Rio Grande do Sul         HPV Primary Screening               2,000   December 2000
Argentina        Institut Papincolau                     HPV Primary Screening               1,000   Completed**
China            Cleveland Clinic Foundation             HPV Primary Screening               2,500   Completed**

--------------------------------------------------------------------------------
* Trials have been completed and preliminary results published; awaiting publication of final results.
** Trials have been completed and the results are being prepared for publication.
--------------------------------------------------------------------------------

        IMPROVING WOMEN'S HEALTH AWARENESS

       We actively support the efforts of the American Medical Women's Association and the National Cervical Cancer Public Education Campaign to inform women about the link between HPV and cervical cancer. During fiscal year 2000 the results of multiple clinical studies confirming the benefits of HPV testing using our HPV Tests were presented at the 10th World Congress of Cervical Pathology and Colposcopy in Buenos Aires, Argentina; the EUROGIN 2000 Conference (Global Challenge of Cervical

Cancer Prevention) in Paris, France; and, subsequent to the end of the fiscal year, the 18th International Papillomavirus Conference in Barcelona, Spain. In the United Kingdom, our HPV Tests are being used as part of a pilot program to use HPV testing as part of the national screening program for cervical cancer. In the United States, physician groups such as Physicians for Women's Health, the nation's largest women's health group practice, announced revised guidelines making our HPV Tests the preferred method of evaluating patients with ASCUS Pap smear results. During the fiscal year, we began a program with leading U.S. academic centers that we call the HPV Centers of Excellence program, a program designed to facilitate the education of healthcare providers and women about the clinical applications of HPV DNA testing. The initial participants in the HPV Centers of Excellence program include Yale University Medical Center, the Cleveland Clinic Foundation, and the Johns Hopkins University.

       INCREASING REIMBURSEMENT COVERAGE

       We are working to expand reimbursement coverage for our HPV Tests through targeted clinical studies and outcome-oriented research. These studies are being performed in conjunction with managed care organizations, university-based clinicians and governmental authorities worldwide. Our efforts to increase reimbursement coverage were boosted in May 1999 when an FDA advisory panel recommended expanded labeling for our Hybrid Capture tests to incorporate the signal amplification description. We expect this expanded labeling to provide a distinct competitive advantage in the market, because reimbursement levels for amplified tests are up to two times the level for non-amplified tests.

       The Health Care Financing Administration (HCFA), administrator for Medicaid and Medicare, has established reimbursement for our HPV Test, and the American Medical Association has assigned specific CPT codes (necessary for reimbursement) for HPV testing. Third party payors and managed care entities that provide health insurance coverage to 140 million people currently authorize reimbursement for our HPV Test, up from 50 million people in fiscal 1999.

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

       We believe our Hybrid Capture HBV Tests are the leading HBV DNA tests in the European market. These tests are used to monitor viral load to determine disease prognosis and optimize the efficacy of the antiviral therapy. Currently, our HBV Tests are used by more than 250 laboratories worldwide. We expect that demand for HBV DNA testing will continue to grow as new hepatitis treatment guidelines incorporating viral load monitoring are implemented. Our second important blood virus testing product is our Hybrid Capture CMV Test, which delivers both qualitative and quantitative viral load information to accurately differentiate active from latent CMV infection for AIDS, transplant and other patients with impaired immune systems. We market our CMV Test for patients receiving CMV antiviral therapy, select transplant patients with active CMV infection needing protective therapy, and AIDS patients at risk of developing CMV-related organ disease who could benefit from preemptive therapy.

       We have developed a prototype Hybrid Capture HIV Test based on our Hybrid Capture technology for HIV viral load monitoring. Our HIV Test has been shown in independent studies to provide highly sensitive, accurate, reproducible and reliable measurements of HIV viral load. We are not actively developing or attempting to commercialize our HIV Test at this time.

GENOMICS AND PHARMACEUTICAL RESEARCH

       With the completion of the sequencing of the human genome in June 2000, there are significant opportunities to develop new gene analysis products for genome research, for pharmaceutical companies working to develop new therapeutics and for companies such as Digene who seek to develop new and innovative in vitro diagnostic products. We are working to commercialize our Hybrid Capture technology in these new markets. Our strategy is to extend our core technology to allow testing of the estimated 100,000 human genes, and the genes of the bacterial and viral genomes that have been identified, using the signal-amplified, antibody-based methods incorporated in our Hybrid Capture technology. We believe that products based on Hybrid Capture will have significant competitive advantages in terms of performance, speed, ease of use, and cost. We expect to commercialize our technology to researchers and commercial laboratories who desire to perform gene detection on microarray chips, and to pharmaceutical companies who wish to perform millions of tests for a subset of specific genes. Ultimately, based on knowledge gained from these efforts, we expect to identify and commercialize innovative, new gene-based tests to help maintain our leadership position in the women's cancers and infectious disease market and to help us enter new diagnostic testing markets. During fiscal 2000 we also entered into an alliance with 3M Pharmaceuticals, a leader in the treatment of genital warts, to promote the use of HPV screening and the use of 3M's products for the diagnosis and treatment of external genital warts.

       We approach the genomics and pharmaceutical research market by seeking to enter into strategic partnerships that enable us to identify, develop and validate our technologies for new gene-based testing opportunities. The first such partnership is our exclusive technology and marketing partnership with Applied Biosystems, one of the world leaders in this field. Our partnership was formed to address opportunities in high-throughput gene expression screening for pharmaceutical drug discovery. Our second initiative is in the area of microchip arrays. We have successfully applied Hybrid Capture as a detection system for microchip arrays and we are working to commercialize a family of products in this area in the future. In addition, we are expanding our leadership position in cervical cancer disease management through an active in-licensing program for potential new genetic markers and through collaborations with vaccine and drug development programs of major pharmaceutical companies.

PRODUCTS

       Our Hybrid Capture System, which is the basis for all of our gene analysis testing systems, is a rapid, accurate, easy to use, ultra-sensitive technology that can be used in virtually any laboratory with standard equipment. We believe that our Hybrid Capture System is a significant improvement over other detection technologies because of its specificity, rapid processing time, improved accuracy and ability to quantitate viral load. We have developed two versions of our Hybrid Capture technology, the Hybrid Capture I and Hybrid Capture II Systems. The Hybrid Capture I System, our first generation DNA hybrid detection system, tests samples individually in polystyrene tubes and has been approved by the FDA for the follow-up screening of HPV in women with equivocal Pap smears and for detection of CMV DNA. The Hybrid Capture II System, which was approved by the FDA for the detection of HPV in March 1999, cleared by the FDA for the detection of chlamydia in October 1999, cleared by the FDA for the detection of gonorrhea in December 1999, and cleared by the FDA for the simultaneous detection of chlamydia and gonorrhea in March 2000, uses a 96-well microtiter plate format that permits simultaneous screening of multiple samples from a single plate and is designed to be more efficient, less expensive and easier to use than the Hybrid Capture I System. Our Hybrid Capture products are now used by more than 1,000 laboratories worldwide.

       The following table summarizes the commercial and regulatory status and potential worldwide market of our Hybrid Capture tests:

                              HYBRID CAPTURE TESTS(1)

                                                                                          Potential
                                                                                          ---------
                                                          Outside                         Worldwide
                                                          -------                         ---------
Disease Target          United States                     United States                    Market
--------------          -------------                     -------------                    ------
Women's Cancers
and Infectious
Diseases
   HPV                  Approved and marketed as an       Marketed as a primary              150
                        adjunct to Pap smears for         test for cervical cancer        million(2)
                        cervical cancer screening.        screening.  Distributed
                                                          in Europe, Africa and the
                                                          Middle East by Abbott.

   Chlamydia and        Approved by the FDA in March      Marketed.  Distributed in      89 million(3)
   Gonorrhea            2000. U.S. marketing launch       Europe, Africa and the         (chlamydia)
                        by Abbott in fiscal 2001          Middle East by Abbott.         62 million(3)
                                                                                         (gonorrhea)

   Herpes simplex       Under development.                Under development.                 107
                                                                                          million(3)
Blood Viruses
   HBV                  Available for research use        Marketed.  Distributed in          300
                        only.                             Europe, Africa and the          million(4)
                                                          Middle East by Abbott.

   CMV                  Cleared and marketed for          Marketed.  Distributed in      1 million(5)
                        diagnosing infection in organ     Europe, Africa and the
                        transplant, bone marrow           Middle East by Abbott.
                        transplant and HIV-positive
                        AIDS patients.

--------------------
1 As described herein, certain of our products have not received marketing approvals or clearance from the FDA or certain foreign authorities. There can be no assurance that any such products will receive approvals on a timely basis, if at all.
2      Represents estimate of the total number of Pap smears performed annually.
3      Represents estimated number of new cases worldwide on an annual basis.
4      Represents estimated number of cases worldwide of chronic HBV infection.
5      Represents estimated number of cases worldwide of active CMV infection.

SALES AND MARKETING

       Our sales and marketing strategy focuses on achieving broad market acceptance of our Hybrid Capture technology in the areas of women's cancers and infectious diseases and blood virus testing. We sell our Hybrid Capture products either directly or through strategic partners or distributors to clinical laboratories and healthcare providers worldwide.

       Acceptance of our Hybrid Capture technology requires improving awareness, both in the United States and in international markets, of the prevalence and the severity of cervical cancer and sexually transmitted diseases among women, and, more importantly, identifying our Hybrid Capture tests as a cost-efficient means of helping to prevent disease. We believe that increased education and awareness will create a powerful consensus that diseases that are preventable with the help of a commercially available and cost-effective test should be targeted by physicians and managed care providers alike. We intend to promote increased awareness through our active sponsorship of educational programs, including programs with affiliated Centers of Excellence, and through links from our world wide web site to the web sites of organizations dedicated to educating the public and physicians about improvements in healthcare. Additionally, we intend to continue our public relations campaign, conducted through our expanding network of women's health advocates, public health providers and physicians organizations, carrying our message of low cost prevention to physicians, laboratories and the public.

       Currently, we sell our products either directly or through strategic partners or distributors to more than 1,000 laboratories worldwide, including national labs such as Quest Diagnostics, Laboratory Corporation of America, Unilab and American Medical Laboratories.

       NORTH AMERICAN MARKET

       We currently market our products in the United States and Canada to substantially all clinical reference laboratories through a direct sales force supported by technical and customer service representatives.

       Adoption of our Hybrid Capture HPV Tests by managed care providers and the laboratory testing market is essential for rapidly achieving broad-based market acceptance. We have made significant progress in both of these areas. HCFA has established reimbursement for our HPV Test, and the American Medical Association has assigned specific CPT codes (necessary for reimbursement) for HPV testing. Third party payors and managed care entities that provide health insurance coverage to 140 million people currently authorize reimbursement for our HPV Test.

       In addition, substantially all major clinical reference laboratories in the United States offer our HPV Test. We work closely with clinical reference laboratories, third party payors, healthcare providers and their affiliated physicians to help accelerate the adoption of our HPV Test. As part of this effort, we collaborated with Kaiser Permanente in a study published in JAMA resulting in Kaiser's use of our HPV Test for patient management of women with ASCUS Pap smear results. We are marketing the data from that study and additional clinical trial validation data to other managed care providers, physicians and government-funded national screening programs. As part of this effort, we have established a Centers of Excellence program with a group of the top academic medical centers in the United States. We also participated in a 7,000 patient National Cancer Institute study designed to establish the clinical utility and cost effectiveness of HPV testing of women with ASCUS Pap smear results. The preliminary results of this trial were released in March 2000 indicating that our HPV Test was 96% sensitive for detection of women with disease while the sensitivity of the Pap smear was 85%. We expect the final publication of these results to help change the standard of care for ASCUS patient management in the United States to incorporate HPV testing.

       We market our HPV Test to physicians through joint marketing programs with clinical reference laboratories and through co-marketing arrangements with other strategic partners. For example, we currently market our HPV Test together with Cytyc Corporation's ThinPrep Pap Test, a sample preparation system that allows for the automated preparation of cervical cell specimens. The collaboration with Cytyc is designed to provide physicians with a cost-effective and practical procedure for better management of those patients with equivocal Pap smears. The combined single-sample approach, approved by the FDA in September 1997, enables the use of our HPV Test with the Cytyc ThinPrep Pap Test to eliminate the need for a return office visit to collect a second sample for HPV DNA testing.

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

TECHNOLOGY

       Our Hybrid Capture System utilizes signal amplification and combines the accuracy of nucleic acid probe diagnostics with the ease of use and mass-market capabilities of antibody-based immunodiagnostic systems that are routinely used by virology and immunology laboratories today. Our Hybrid Capture technology uses RNA probes to bind specific DNA sequences to create hybrid DNA:RNA molecules. The captured hybrids are then reacted with our proprietary signal amplification system, which uses antibodies to detect DNA:RNA hybrids. Our Hybrid Capture technology offers a rapid, accurate and easy-to-use detection system that can be performed in any laboratory with standard equipment. These capabilities are particularly important in the commercial markets we have targeted.

       We have established a strong proprietary position in our Hybrid Capture technology with approximately 100 patents and pending patent applications for our technology and the gene sequences used in our products. We have an exclusive license to a patent covering the use of the monoclonal antibodies that are central to the Hybrid Capture System. Additionally, in July 1999, the European Patent Office granted us a broad patent covering the entire Hybrid Capture System. We have exclusive licenses and co-exclusive cross licenses with the Institut Pasteur to issued and pending patents covering the use of HPV genetic sequences from six patented cancer-causing HPV types, including one license obtained in April 2000. We believe that these patents create a unique proprietary position for us in the HPV testing field.

       Our Hybrid Capture technology has been applied successfully to a number of testing formats including individual tubes (Hybrid Capture I), 96-well microtiter plates (Hybrid Capture II), 384-well test arrays and DNA gene chips. Our Hybrid Capture I and II test formats are used in our commercially available testing products. Using these test systems, it is possible to economically process between 4 and 360 clinical specimens in a single technician shift. As part of our partnership efforts, Applied Biosystems offers our EAS(TM) gene expression tests based on Hybrid Capture technology as products and services to the pharmaceutical drug discovery, biotechnology and agricultural markets for high-throughput gene expression screening. The automated Hybrid Capture gene expression screening services offered by Applied Biosystems employ high-capacity automation capable of running 100,000 tests per day.

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

       Our research programs are geared to deliver continuing improvements in the detection of cervical cancer and sexually transmitted infections, including chlamydia, gonorrhea and herpes, and we seek to increase our technological leadership position in these areas. We are developing a high-throughput automation system for our Hybrid Capture II tests - the Rapid Capture(TM) System. The new system, which is expected to be commercially launched during fiscal 2001, is expected to allow processing of 360 tests in a six-hour shift. Further, we are working to make it possible for a physician to order all four of these tests and cytology results simultaneously. Our single-sample system is now available in Europe and South America for the detection of HPV, chlamydia and gonorrhea. We are continuing development of our herpes test. We have developed our tests so that they can be performed on samples collected for routine liquid-based Pap smears, and we have developed our proprietary single patient sample system for HPV, chlamydia and gonorrhea testing which we expect to introduce in the United States during fiscal 2001. Our basic research programs are directed to the continued expansion of our single-sample strategy. We are developing a Universal Collection Medium (UCM), which will allow simultaneous DNA testing for the infection agents highlighted above, liquid cytology capabilities, gene expression analysis and detection of proteins by immunoassay methods. The UCM system is being designed to provide compatibility with the major automated liquid cytology methods that are commercially available today.

       We intend to continue our investment in the women's cancers and infectious diseases and blood virus areas and to expand efforts to automate our existing tests. We expect that the first of these tests, our automated Chlamydia and Gonorrhea Test, will be introduced in the United States by Abbott during fiscal 2001.

MANUFACTURING

       Manufacturing our products involves combining more than 200 biological reagents, inorganic and organic reagents and kit components (such as vials and packaging material) into finished test kits. Biological reagents include DNA and RNA probes, antibodies and detection reagents. These biological reagents are currently manufactured in our new facility in Gaithersburg, Maryland, which received validation approval from the FDA in April 2000. We believe that we currently have sufficient manufacturing capacity for our existing demand and that the new facility will allow us to expand our production capability for the foreseeable future.

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

       Other companies, including large pharmaceutical and biotechnology companies, may enter the market for gene-based probe diagnostics. Some of our products compete against existing screening, monitoring and diagnostic technologies, including the tissue culture and antigen-based diagnostic methodologies. In marketing our HPV Tests for the follow-up screening of women with equivocal Pap smears in the United States, we compete with well-established follow-up procedures, such as Pap smear re-testing, colposcopy and biopsy, which are widely accepted and have a long history of use. Additionally, in the event we are able to obtain FDA and applicable foreign approvals to market our HPV Tests for primary cervical cancer screening, either in conjunction with or separate from the Pap smear, our products will compete against the Pap smear, which is widely accepted as an inexpensive and, with regular use, adequate screening test for cervical cancer. Future technological advancements designed to improve quality control over sample collection and preservation and to reduce the Pap smear test's susceptibility to human error may serve to increase physician reliance on the Pap smear and solidify its market acceptance. Further, if marketed as an adjunct to the Pap smear test for primary screening in the United States, our HPV Tests may be seen as adding unnecessary expense to the accepted cervical cancer screening methodology. Consequently, our HPV Tests may not be able to attain market acceptance as primary screening tests.

       We face competition from a variety of technologies in the blood virus area. There are several advanced technologies commercially available for the detection and viral load measurement of HBV and CMV. Thus, our tests for HBV or CMV may not be able to gain or maintain market acceptance.

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

GOVERNMENT REGULATION

       The medical devices to be marketed and manufactured by us are subject to extensive regulation by the FDA and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the related regulations, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement, or refund of the cost of any device that we manufacture or distribute.

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

       Before a new device can be introduced into the market, the manufacturer generally must obtain marketing clearance through the filing of either a 510(k) notification or a PMA application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device or to a preamendment class III medical device (i.e. on the market on or before May 28, 1976) for which the FDA has not called for a PMA. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data is needed before a substantial equivalence determination can be made, either of which could delay market introduction of a new product. A request for additional data may require that clinical studies of the device's safety and effectiveness be performed. Additionally, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions or a PMA filing.

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

       Export of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted provided certain requirements are met. Unapproved products subject to the PMA requirements must be approved by the FDA for export under certain circumstances. To obtain FDA export approval, certain requirements must be met and information must be provided to the FDA, including, with some exceptions, documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data for the devices. The FDA may not grant export approval when such approval is necessary, and countries to which the devices are to be exported may not approve the devices for import. Failure on our part to obtain export approvals when required, could significantly delay and impair our ability to export our products and could have a material adverse effect on our business, financial condition and results of operations.

       In April 1995, we obtained a PMA approval for our HPV Test to detect the presence of HPV in women with equivocal Pap smears. In August 1997, we obtained FDA approval of a PMA supplement for the use of our HPV Test using the Cytyc sample collection system. We received FDA marketing clearance for our Hybrid Capture II HPV Test in March 1999. We also intend to submit PMA supplements to the FDA to obtain market approval for use of our Hybrid Capture II HPV Test as a primary cervical cancer screening test either in conjunction with or separate from Pap smear testing. We anticipate that a substantial amount of clinical data will be required to support the PMA supplements. The data we submit may not be adequate to support the use of the Hybrid Capture II HPV Test as a primary cervical cancer screening test in the United States. Failure to obtain FDA approval for the use of the Hybrid Capture II HPV Test as a primary cervical cancer screening test because of inadequate data or for any other reason could have a material adverse effect on our business, financial condition and results of operations.

       We received FDA marketing clearance for our Hybrid Capture I CMV Test in October 1998, and received three FDA marketing clearances for our Chlamydia and Gonorrhea Tests: one for our Hybrid Capture II Chlamydia Test in October 1999, one for our Hybrid Capture II Gonorrhea Test in December 1999, and the last for our combination Hybrid Capture II Chlamydia/Gonorrhea Test in March 2000.

       We are developing a test for HBV that is a class III device that will necessitate the collection of extensive clinical data and the eventual filing and approval of a PMA application. We may not be able to collect adequate data to support a PMA application for the HBV Test, and if a PMA application is filed, FDA approval may not be granted in a timely manner, if at all.

       We are exporting our HPV Test as a primary cervical cancer screening test prior to obtaining PMA approval for this use in the United States. We are also exporting our HBV Test for clinical use abroad prior to pursuing PMA approval in the United States. Exportation of the HPV Test as a primary cervical cancer screening test and export of the HBV Test can be undertaken without prior FDA approval of a PMA provided, among other things, that:

       - the marketing of these tests is not contrary to the laws of the country to which they are intended for import,

       -      they are manufactured in substantial conformance with the QSR and

       - we have valid marketing authorization by any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland or South Africa.

       We also must provide the FDA with simple notification indicating the products to be exported and the countries to which they will be exported. FDA approval must be obtained for exports of products subject to the PMA requirements if these export conditions are not met. We may not be able to obtain and maintain valid marketing authorization for these tests from one of the listed countries and the FDA may not grant specific export approval. Our failure to obtain and maintain valid marketing authorization from one of the listed countries, or otherwise meet the FDA export approval requirements, could have a material adverse effect on our business, financial condition and results of operations.

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

       Our products and we are subject to a variety of state laws and regulations in those states and localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations now or in the future and such laws or regulations may have a material adverse effect on our business, financial condition and results of operations.

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

       The Federal Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with QSRs which impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Noncompliance with QSRs can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has proposed changes to the QSRs that, if finalized, would likely increase the cost of compliance with the requirements. Any failure by us to comply with QSR requirements could have a material adverse effect on our business, financial condition and results of operations.

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

       The IVD directive promulgated by the European Union went into effect in June 2000 and we must be in full compliance with such directive by 2003. One of the critical components of such compliance is ISO 9001 certification, which we received in June 1999.

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

       Through a cross license with Institut Pasteur, we have obtained a worldwide license to U.S. patents and patent applications and corresponding foreign patent applications relating to HPV types 39 and 42 and foreign patents and applications relating to HPV type 33. In return, we have granted to Institut Pasteur a worldwide license to our three U.S. patents and corresponding foreign patents and applications relating to HPV types 35, 43 and 56. We have granted Institut Pasteur the right to extend the scope of the cross license to include the U.S. patent and corresponding patent applications relating to HPV type 44 at such time as Institut Pasteur shall have discovered and developed an additional HPV type which is equivalent in value to HPV type 44. In return for such an extension, we will receive a license to the new HPV type discovered and developed by Institut Pasteur. The cross license is co-exclusive, except that Institut Pasteur has sublicensed its rights without the right to grant sublicenses to Beckman Instruments, Diagnostic Pasteur, and their affiliates. A sublicensee may use its rights under the cross license to develop additional products or services that compete with our products. We believe that the cross license terminates on the last to expire of the underlying patent rights. Any prior termination of the cross license could have a material adverse effect on our business, financial condition and results of operations.

       On April 5, 2000, we entered into an exclusive worldwide license with Institut Pasteur relating to a U.S. patent issued November 9, 1999 claiming the genetic sequence of HPV types 68 and 70 and the detection of HPV 68 and 70 using DNA testing methods. Under the license we can use our rights to develop and sell products using the licensed technology and pay royalties on such products. The term of the license expires upon expiration of the licensed patent, except that it continues for the commercial life of the products in countries where there is no licensed patent.

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

       We have filed U.S. patent applications relating to certain aspects of our Hybrid Capture technology and in July 2000 we received a notice of allowance from the U.S. Patent Office. A foreign filing of this patent has been granted in Australia and was allowed by the European Patent Office in July 1999. We have an exclusive license with the University of Hawaii for a patent covering monoclonal antibodies for the detection of DNA: RNA hybrid complexes. We have also filed U.S. patent applications in the areas of direct DNA probe labeling, signal amplification and biotin-avidin probe chemistry and our continuous amplification reaction amplification method. The inventions claimed by these applications may be used in our DNA probes and any patents that issue from such applications may provide some ancillary protection for certain aspects of our products. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in some foreign countries are maintained in secrecy for a period of time after filing. A U.S. patent or any foreign patents relating to our Hybrid Capture technology may not be issued to us on a timely basis, or at all.

       We have received inquiries regarding possible patent infringements relating to, among other things, certain aspects of our Hybrid Capture technology. We believe that the patents of others to which these inquiries relate are either not infringed by our Hybrid Capture technology or are invalid. However we may be subject to further claims that our technology, including our Hybrid Capture technology, or our products infringe the patents or proprietary rights of third parties. The defense of any such claims, if made, could be time consuming and expensive, even if the outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require us to obtain licenses from third parties, or require us to cease sales of related products. Any licenses required under any such third party patents or proprietary rights may not be made available on commercially reasonable terms, if at all.

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

       Our success is also dependent upon the skill, knowledge, and experience of our scientific and technical personnel. To help protect our rights, we require all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside Digene and require disclosure and, in most cases, assignment to Digene of their ideas, developments, discoveries and inventions. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

THIRD-PARTY REIMBURSEMENT

       Hospitals, physicians and other healthcare providers rely on third-party payors, such as government entities, managed care organizations and private insurance plans, to reimburse the costs and fees associated with the use of diagnostic tests. Successful sales of our products in the United States and other markets will depend, in part, on the availability of adequate reimbursement from third-party payors such as government entities, managed care organizations and private insurance plans. There is significant uncertainty concerning third-party reimbursement for the use of any medical test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the uses of our tests are clinically useful and cost-effective, not experimental or investigational, medically necessary and appropriate for the specific patient. Since reimbursement approval is required from each payor individually, seeking such approvals is a time consuming and costly process which requires us to provide scientific and clinical support for the use of our tests for their approved indications to each payor separately. Third-party reimbursement may not be consistently available for our existing products for their approved indications or any of our other products or indications that may be developed and such third-party reimbursement may not be adequate. Federal and state governmental agencies are increasingly considering limiting healthcare expenditures. For example, the United States Congress is currently considering various proposals to significantly reduce Medicaid and Medicare expenditures. Such proposals, if enacted, could have a material adverse effect on our business, financial condition and results of operations.

       Outside the United States, we rely on a network of distributors to establish reimbursement from third-party payors in their respective territories. Our distributors have established reimbursement for our HPV Test in Germany, the Czech Republic and Brazil. Accordingly, the establishment of reimbursement from third-party payors in such countries is outside our control. Healthcare reimbursement systems vary from country to country and, accordingly, there can be no assurance that third-party reimbursement will be made available for our products under any other reimbursement system. In Europe, Africa and the Middle East, we are working closely with Abbott on advocacy efforts and work with government and/or ministry officials to establish appropriate reimbursement coverage for our products in the major countries in such territories.

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

EMPLOYEES

       At September 15, 2000, we employed 148 persons, including 42 in research and development, 47 in manufacturing, including quality assurance, 28 in sales and marketing and 31 in accounting, finance, administration and regulatory affairs. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are good.

PRINCIPAL EXECUTIVE OFFICES

       We were incorporated in Delaware in 1987. Our principal executive offices are located at 1201 Clopper Road, Gaithersburg, Maryland 20878.

ADDITIONAL CONSIDERATIONS

WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

       We have had substantial operating losses since incorporation in 1987 and we have never earned a profit. At June 30, 2000, our accumulated deficit was approximately $55.5 million. These losses have resulted principally from: (1) expenses associated with our research and development programs; (2) the expansion of our manufacturing facilities; and (3) the expansion of our sales and marketing activities in the United States and abroad.

        We expect that these operating losses will continue for the foreseeable future. Our future profitability depends, in part, on:

       - acceptance of our products by the medical community and third-party payors;
       -      the success of our product development efforts;
       - obtaining regulatory approvals for our product candidates from the FDA and foreign regulatory authorities;
       - our ability to expand our manufacturing capabilities to meet any increase in demand for our products; and
       -      our sales and marketing activities.

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

OUR PRODUCTS MAY NOT BE FULLY ACCEPTED BY THE MARKET.

       We cannot predict whether the worldwide medical community will accept our technology to the extent we believe is appropriate or to the extent that is required for us to operate profitably. Our success depends, in part, upon the acceptance by third-party payors, clinical laboratories and healthcare providers of our Hybrid Capture technology as a clinically useful and cost-effective detection, screening and monitoring method in the areas of women's cancers and infectious diseases and blood viruses.

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

       Generally, the extent and complexity of regulation of medical products are increasing worldwide, with regulation in some countries already nearly as exhaustive as that in the United States. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase with no assurance that such approval will be obtained. Additionally, fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining required licenses and permits may materially and adversely affect our business, financial condition and results of operations.

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

OUR SALES ARE HIGHLY DEPENDENT ON A SINGLE INTERNATIONAL DISTRIBUTOR.

       In May 1999, we entered into a marketing and distribution agreement with Abbott Laboratories. Under this agreement, Abbott is exclusively responsible for sales and marketing of certain of our Hybrid Capture products in Europe, Africa and the Middle East and our Hybrid Capture II Chlamydia and Gonorrhea Tests in the United States. We expect that sales to Abbott will constitute a significant portion of our total revenues for the foreseeable future. We could be materially adversely affected by:

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

       Because each payor individually approves reimbursement, seeking such approvals is a time consuming and costly process that requires us to provide scientific and clinical support for the use of each of our products to each payor separately. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and in many instances are exerting pressure on medical suppliers to lower their prices. Thus, third-party reimbursement may not be consistently available for our products or financially adequate to cover our costs and achieve profitability.

       Outside the United States, the responsibility for obtaining reimbursement approval from third-party payors is handled by our distributors and, therefore, is out of our direct control. Healthcare reimbursement systems vary from country to country and, accordingly, we cannot guarantee that third-party reimbursement will be available for our products under any other reimbursement system.

WE HAVE LIMITED MANUFACTURING EXPERIENCE.

       We have limited commercial-scale manufacturing experience and capabilities. In April 2000, we relocated our manufacturing operations to our new facility in Gaithersburg, Maryland. Our new facility will remain subject, on an ongoing basis, to a variety of quality systems regulations, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, which are commonly referred to as "cGMP." The integration of our manufacturing operations into our new facility may result in problems involving production yield and quality control and assurance. We may encounter difficulties expanding our manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing.

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

FUTURE LEGISLATION COULD AFFECT OUR ABILITY TO ACHIEVE PROFITABILITY.

       One of our ongoing concerns is that from time to time, Congress has considered restructuring the delivery and financing of healthcare services in the United States. We cannot predict what form of legislation, if any, may be implemented or the effect of this legislation on our business. It is possible that future legislation will contain provisions that may adversely affect our business, financial condition and results of operations. It is also possible that future legislation could result in modifications to the nation's public and private healthcare insurance systems, which could negatively affect reimbursement policies or encourage integration or reorganization of the healthcare industry in a manner that could negatively affect us. We cannot predict what legislation, if any, relating to our business or to the healthcare industry may be enacted.

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS.

       The FDA product clearance process is unpredictable and uncertain. We can provide no assurance that the necessary approvals or clearances for our product candidates will be granted on a timely basis, or at all. In particular:

       - we may be unable to collect adequate data to support a premarket approval for our HBV Test or to receive approval for the test in a timely manner;

       - we may be unable to collect adequate data to support a premarket approval for our HPV screening Test or to receive approval for such screening test in a timely manner;

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

A SINGLE SUPPLIER PROVIDES CERTAIN KEY COMPONENTS OF OUR PRODUCTS.

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

       In the event that we cannot obtain sufficient quantities of these components on commercially reasonable terms or in a timely manner, we would not be able to manufacture our products on a timely and cost-competitive basis.

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

       The success of our products based on our Hybrid Capture technology will depend, in part, on our ability to arrange for the distribution to our customers of luminometers and related software and equipment with the capability to analyze the results of our tests. Two suppliers currently provide us with all of our luminometers. We may be unable to locate other suppliers if our current suppliers fail to produce luminometers for us in accordance with specifications, in accordance with applicable regulations and on a timely basis. Even if we could locate an alternate supplier, that supplier may be more expensive than our current suppliers and may require substantial lead-time. Any of these events could significantly inhibit our ability to market our Hybrid Capture products.

RAPID GROWTH MAY PLACE SIGNIFICANT DEMANDS ON OUR PERSONNEL.

       We currently have limited management, technical and administrative resources. If we are successful in implementing our business strategy, we may experience a period of rapid growth and expansion that could place significant additional demands on our management, technical and administrative resources.

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR INSURANCE MAY BE INADEQUATE.

       We may be exposed to liability claims arising from the use of our products and the commercial sale of our products as well as from use of our products or product candidates in clinical trials. Consumers, our collaborators or licensees or parties selling our products may bring these claims. We currently carry product liability insurance coverage but we can provide no assurance that this coverage will be adequate to protect us against future product liability claims or that product liability insurance will be available to us in the future on commercially reasonable terms, if at all. Furthermore, we can provide no assurance that we will be able to avoid significant product liability claims and the attendant adverse publicity.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION CONCERNING ENVIRONMENTAL MATTERS.

       We are subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic, infectious or other hazardous substances used to manufacture our products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. Moreover, we cannot be sure that our collaborative partners are currently complying with the governing standards. We also cannot be sure that our collaborative partners and we will be in compliance with such standards in the future or that we will not incur significant costs to comply with environmental laws and regulations in the future. If we were to fail to comply with any of these regulations, this failure could subject us to significant liabilities.

WE NEED TO SPEND SUBSTANTIAL FUNDS TO BECOME PROFITABLE.

       We have spent, and expect to continue to spend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing operations. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2001, but we cannot guarantee that this will be the case.

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

CONTROL BY MANAGEMENT

       As of September 8, 2000, our Chairman and Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer beneficially own an aggregate of approximately 32% of our outstanding shares of common stock. As a result, these officers, acting together, effectively control the election of directors and matters requiring approval by our stockholders.

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

ITEM 2.       PROPERTIES

       On March 2, 1998, we entered into a lease for a new facility in Gaithersburg, Maryland, comprising a total of approximately 90,000 square feet. We relocated our operation to this new facility beginning in January 2000 and completed the relocation in April 2000. The lease for the new facility has a term of ten years, and we have two options to extend the term for a five-year period each.


ITEM 3.       LEGAL PROCEEDINGS

       We are not a party to any material legal proceedings and are not aware of any threatened litigation that could have a material adverse effect on our business, financial condition and results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS

        Not applicable.

                          EXECUTIVE OFFICERS OF DIGENE

NAME                                AGE            POSITIONS WITH THE COMPANY
----                                ---            --------------------------
Evan Jones(1)                       43             Chief Executive Officer and Chairman of the Board
Charles M. Fleischman(2)            42             President, Chief Operating Officer and Chief Financial Officer
Robert McG. Lilley(3)               55             Senior Vice President, Global Sales and Marketing
Attila T. Lorincz, Ph.D(4)          45             Senior Vice President and Chief Scientific Officer
Jeanmarie Curley(5)                 40             Vice President, Manufacturing
William J. Payne, Jr., Ph.D.(6)     49             Vice President, Research and Development
Donna Marie Seyfried(7)             42             Vice President, Business Development
Joseph P. Slattery(8)               35             Vice President, Finance

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

(3) Mr. Lilley has served as our Senior Vice President, Global Sales and Marketing since June 1999, and before that as Vice President, Sales and Marketing at Digene from July 1998 until June 1999, and as General Manager for Digene Europe from March 1997 until July 1998. From September 1994 to February 1997, Mr. Lilley was General Manager for Europe, Middle East & Africa for Alltel Healthcare Information Services.

(4) Dr. Lorincz has served as our Senior Vice President and Chief Scientific Officer since January 2000. He previously served as our Vice President, Research and Development and Scientific Director from December 1990 to January 2000. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees and is an Adjunct Associate Professor in the Georgetown University Medical School Department of Pathology.

(5) Ms. Curley has served as our Vice President, Manufacturing since April 1998, and from December 1990 until April 1998, she was our Director of Manufacturing.

(6) Dr. Payne has served as our Vice President, Research and Development since January 2000. He previously served as our Vice President, Development from July 1997 to January 2000. From August 1995 to July 1997, he was Vice President, Research and Development in the IVD Medical Diagnostic division of Sigma Diagnostics and from July 1993 to July 1995, he was Director of Research and Development in the IVD Diagnostic Medical division of Sanofi Diagnostic Pasteur.

(7) Ms. Seyfried has served as our Vice President, Business Development since October 1996. Ms. Seyfried served as Senior Director, Business Development of The Perkin-Elmer Corporation from March 1993 to September 1996.

(8) Mr. Slattery has served as our Vice President, Finance since July 1999 and as Controller from February 1996 to July 2000. From March 1995 to February 1996, Mr. Slattery was Director, Business Management, for I-NET, Inc., a computer services company.

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

Fiscal 2000                                                    High          Low
-----------                                                    ----          ---
Fourth quarter............................................    $51.625       $25.250
Third quarter.............................................     58.500        15.750
Second quarter............................................     20.125        11.250
First quarter.............................................     14.500         8.250

Fiscal 1999
-----------

Fourth quarter............................................    $15.125        $6.250
Third quarter.............................................      9.125         5.250
Second quarter............................................      7.125         5.625
First quarter.............................................     11.000         6.500

       On September 8, 2000, the closing sale price for our common stock, as reported by the Nasdaq National Market, was $41.6875. As of September 8, 2000, our common stock was held by 177 holders of record.

       We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

       (a)    Recent Sales of Unregistered Securities.

       On December 23, 1999, we and certain of our stockholders completed a private placement of 1,500,000 shares of common stock to selected institutional and other accredited investors in a transaction which was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Of these shares, 900,000 were sold by us and 600,000 were sold by the selling stockholders. The net proceeds to us, after placement agent fees and expenses, were approximately $10,354,000.

       (b)    Use of proceeds from Registered Securities.

              Not applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

       The selected consolidated financial data set forth below with respect to Digene's Consolidated Statements of Operations for the fiscal years ended June 30, 1998, 1999 and 2000 and with respect to Digene's Consolidated Balance Sheets at June 30, 1999 and 2000 are derived from the audited Consolidated Financial Statements of Digene which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended June 30, 1996 and 1997 and Consolidated Balance Sheet data at June 30, 1996, 1997 and 1998 are derived from Consolidated Financial Statements of Digene not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.


                           FISCAL YEAR ENDED JUNE 30,

                                         1996        1997         1998         1999        2000
                                     --------------------------------------------------------------
                                                 (in thousands, except per share loss)
Consolidated Statement of
Operations Data:
Revenues:
    Product sales                     $ 6,359   $   9,434     $ 11,980    $  17,014  $   22,287
    Research and development
      contracts                           381         626           29          453         757
                                      -------   ---------     --------    ---------  ----------
        Total revenues                  6,740      10,060       12,009       17,467      23,044
Costs and expenses:
    Cost of product sales               2,895       3,441        3,848        6,112       7,641
    Research and development            2,430       4,131        5,285        4,643       6,123
    Selling and marketing               2,095       5,236       10,057       10,531      10,930
    General and administrative          1,792       4,412        5,690        5,957       6,346
    Amortization of intangible assets     248         241          386          150         150
                                      -------   ---------     --------    ---------  ----------
Loss from operations                   (2,720)     (7,401)     (13,257)      (9,926)     (8,146)
Other income (expense)                     40         (36)         (83)        (184)        513
Interest expense                         (207)        (84)        (164)         (30)         --
Interest income                           252       1,527        1,378          985       1,050
                                      -------   ---------     --------    ---------  ----------
Loss from operations before income
  taxes                                (2,635)     (5,994)     (12,126)      (9,155)     (6,583)
Provision for income taxes                 --          --           48          149         184
                                      -------   ---------     --------    ---------  ----------
Net loss before cumulative effect
  of a change in accounting principle  (2,635)     (5,994)     (12,174)      (9,304)     (6,767)
Cumulative effect of a change in
  accounting principle                     --          --       (1,915)          --          --
                                      -------   ---------     --------    ---------  ----------
Net loss                              $(2,635)  $  (5,994)    $(14,089)   $  (9,304) $   (6,767)
                                      =======   =========     ========    =========  ==========
Basic and diluted net loss per
  share(1)                            $ (1.71)  $   (0.53)    $  (1.06)   $   (0.65) $    (0.44)
                                      =======   =========     ========    =========  ==========
Weighted average shares
  outstanding(1)                        1,545      11,394       13,236       14,354      15,296


                                                              At June 30,
                                         1996        1997         1998         1999        2000
                                     --------------------------------------------------------------
                                                            (in thousands)
Consolidated Balance Sheet Data:
Working capital                       $29,616    $ 21,299  $    28,428     $ 20,499    $ 24,268
Total assets                           33,174      30,207       35,440       28,108      35,785
Long-term debt, less current
maturities                                152         553           --           --          --
Accumulated deficit                   (19,333)    (25,327)     (39,416)     (48,720)    (55,487)
Total stockholders' equity             30,119      24,266       31,099       23,687      29,425

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-K. Some of the information that follows are not statements of historical fact, and reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that might cause or contribute to such differences include: uncertainty of future profitability and cash generation from operations; uncertainty of clinical trial results for our products under development; uncertainty of market acceptance of our products by the worldwide medical community; risks inherent in international transactions, including those relating to our expansion in Europe, Brazil and elsewhere; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; dependence on Abbott Laboratories as our principal European distributor and our distributor for certain products in the United States; delay in or failure to obtain regulatory approvals for our products in development; uncertainty regarding patents and proprietary rights in connection with our products; our ability to obtain requisite additional financing to fund our operations beyond calendar year 2001; and other factors as set forth under the caption "Additional Considerations" beginning on page 22.

OVERVIEW

       We develop, manufacture and market our patented Hybrid Capture(R) Gene Analysis System and tests, and we are commercializing these Hybrid Capture products in three areas: women's health testing, blood virus testing and genomics and pharmaceutical research. Our primary focus is in women's health where our lead product is the only FDA approved DNA test for human papillomavirus, or HPV, which is associated with more than 99% of cervical cancers. Our product portfolio also includes DNA tests for the detection of chlamydia, gonorrhea and other sexually transmitted infections. We are the world's leading supplier of HPV tests. Our Hybrid Capture II HPV Test received PMA marketing approval from the FDA in March 1999. Internationally, our portfolio of women's health tests is now cleared for sale in almost every major European country and in Brazil and Argentina and is cleared by the FDA for marketing in the United States. Our objective in the women's health area is to become the world leader in gene-based testing for women's cancers and infectious diseases. We have also developed a family of unique blood virus testing products based on our Hybrid Capture System, including tests for cytomegalovirus (CMV) and hepatitis B virus (HBV). Our CMV Test, for which we received 510(k) clearance in October 1998, is the only CMV DNA test cleared by the FDA.

       Internationally, we are working to establish our HPV Test as the standard for cervical cancer screening. Pursuant to a Marketing and Distribution Agreement that became effective in May 1999, our women's health and blood virus tests are marketed in Europe by Abbott Laboratories and our chlamydia and gonorrhea tests will be marketed by Abbott Laboratories in the United States beginning during fiscal 2001. We currently market our Hybrid Capture products in the United States through a direct sales force supported by technical and customer service representatives. In the United States, we are currently marketing our HPV Test for the follow-up screening of women with equivocal Pap smears. In the genomics and pharmaceutical research market we are using the unique capabilities of our Hybrid Capture System to provide us access to complimentary early-stage technologies and to link our tests with novel therapeutics and vaccines.

       We have incurred substantial operating losses since inception, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products and the expansion of our manufacturing facilities and our global sales and marketing activities. We expect such annual operating losses to continue at least through fiscal 2001 as we continue our product development efforts, seek FDA and foreign regulatory approvals of our products, expand our manufacturing capabilities and expand our sales and marketing activities. Beginning in January 2000, we relocated our research and development, corporate and manufacturing activities into a new facility which we lease in Gaithersburg, Maryland. This new facility will result in increased operating expenses.

       Our quarterly operating results have fluctuated significantly in the past and we believe that they may continue to fluctuate significantly in the future with lower product revenues in the first and second fiscal quarters as compared with the third and fourth fiscal quarters, primarily attributable to the lower demand for certain women's health-related medical procedures during the summer months in the United States and Europe, and during the December holiday season. In addition, our quarterly operating results, as well as annual results, may fluctuate from period to period due to the factors discussed in the first paragraph of this Management's Discussion and Analysis of Financial Condition and Results of Operations, many of which are outside our control. Due to one or more of these factors, in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could be materially and adversely affected.

RESULTS OF OPERATIONS

       COMPARISON OF FISCAL YEAR ENDED JUNE 30, 2000 TO FISCAL YEAR ENDED JUNE 30, 1999

       Product sales increased to $22,287,000 in fiscal 2000 from $17,014,000 in fiscal 1999. The increase was due primarily to increased sales of our Hybrid Capture tests, primarily HPV and HBV tests and related equipment, partially offset by lower sales of our non-core products. We anticipate that sales of our HPV tests will account for a substantial portion of our product sales for at least the next two fiscal years.

       Research and development contract revenues increased to $757,000 in fiscal 2000 from $453,000 in fiscal 1999 due primarily to our performance of services on several new contracts. We anticipate that fiscal 2001 research and development contract revenues will remain approximately the same as they were in fiscal 2000 or increase moderately.

       Cost of product sales increased to $7,641,000 in fiscal 2000 from $6,112,000 in fiscal 1999 due primarily to increased sales volume. Gross margin on product sales increased to 65.7% in fiscal 2000 from 64.1% in fiscal 1999. This increase was due primarily to increased sales volume of our Hybrid Capture tests, partially offset by lower average unit prices. We expect gross margins to fluctuate moderately based on product mix during fiscal 2001.

       Research and development expenses increased to $6,123,000 in fiscal 2000 from $4,643,000 in fiscal 1999 due primarily to increases in facilities costs, clinical trials, outside professional fees and laboratory supplies. We expect research and development expenses to increase moderately for the next few fiscal years.

       Selling and marketing expenses increased to $10,930,000 in fiscal 2000 from $10,531,000 in fiscal 1999 due primarily to increased royalty expenses as a result of increases in product sales, as well as increases in travel and outside professional fees, partially offset by decreases in personnel costs. We expect selling and marketing expenses to increase over the next fiscal year as a result of increased royalty expenses.

       General and administrative expenses increased to $6,346,000 in fiscal 2000 from $5,957,000 in fiscal 1999, due primarily to increases in personnel costs and professional fees, partially offset by relatively lower facility costs as compared to the prior year when accrual for expenses related to the occupation of our new facility peaked. We expect general and administrative expenses to increase for the following few fiscal years.

       Amortization of intangible assets remained constant at $150,000 in fiscal years 2000 and 1999. We expect amortization of intangible assets to remain constant in the next fiscal year.

       Interest expense decreased to $0 in fiscal 2000 from $30,000 in fiscal 1999 due primarily to the repayment in December 1998 of debt incurred in February 1997. We do not anticipate any material interest expense in the coming fiscal year.

       Interest income increased to $1,050,000 in fiscal 2000 from $985,000 in fiscal 1999 due primarily to higher average cash and cash equivalents balances primarily as a result of the investment of the proceeds of our private placement completed in December 1999, partially offset by negative cash flows from operations.

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

       General and administrative expenses increased to $5,957,000 in fiscal 1999 from $5,690,000 in fiscal 1998, due primarily to costs associated with the January 2000 move to our new facility in Gaithersburg, Maryland, as well as increases in professional services expense, partially offset by a reduction in bad debt expense.

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

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $55.5 million at June 30, 2000. We have funded our operations primarily through the sale of equity securities. At June 30, 2000, we had cash, cash equivalents and short-term investments aggregating approximately $20,214,000. Net cash used in our operating activities was $8,410,000 for the fiscal year ended June 30, 2000.

       Capital expenditures increased to $2,307,000 in fiscal 2000 from $934,000 in fiscal 1999, due primarily to expenditures associated with our occupation of our new leased facility in Gaithersburg, Maryland.

       In December 1999, we established an equipment leasing facility with Mellon US Leasing with a total commitment of $750,000. We used such facility to fund furniture and equipment leases, including telecommunications equipment, for our new leased facility in Gaithersburg, Maryland. As of June 30, 2000, when this commitment expired, we had used approximately $571,000 of the commitment.

       In February 2000, we received an equipment loan facility of $1,000,000 from the State of Maryland. Approximately $503,000 worth of fixed asset additions, previously financed with cash, was converted to this facility during July 2000. The remaining $497,000 in funding available was applied for during August 2000.

       On December 23, 1999, we completed a private placement of 900,000 shares of our common stock, the net proceeds of which, after placement agent fees and expenses, were $10,354,000.

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

       We anticipate that working capital requirements will increase moderately for the foreseeable future due to increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar 2001. We cannot give assurances that we will not need to consume a significant amount of our available resources more rapidly than we presently anticipate. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

       On July 1, 1998, we purchased all of the outstanding capital stock of Viropath B.V., a company with limited liability registered in Amsterdam, The Netherlands, for total consideration of 181,884 shares of our common stock. In addition, we are obligated to pay royalties, not to exceed $1,000,000, on future sales of Viropath's licensed HPV products in the field of cervical cancer testing. We also granted options to purchase an aggregate of 50,000 shares of our common stock to the three Viropath individual shareholders in connection with their execution of consulting agreements with us. The options were compensatory options and were valued on July 1, 1998 at approximately $316,500. One of these optionholders died in February 2000, and his unvested options expired. The remaining value of all unexpired options as of June 30, 2000 is $96,000.

YEAR 2000 COMPLIANCE

       During 1999, we completed the process of preparing for the potential impact of the Year 2000 date change on the ability of our computerized information programs and systems and certain manufacturing and other equipment to accurately process information that may be date-sensitive. We did not experience any difficulties related to the Year 2000 date change on December 31, 1999, and we have not experienced any such difficulties to date in calendar year 2000. Although considered unlikely, unanticipated problems in our core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite our efforts to date to remediate affected systems and develop contingency plans. We will continue to monitor all business processes, including interaction with our customers, vendors and other third parties, throughout calendar 2000, and we will address any issues that arise.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Digene is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk is limited to our operations in Europe and South America. We do not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on our financial statements. The net impact of foreign exchange activities on earnings was immaterial for the years ended June 30, 1998, 1999 and 2000. Interest rate exposure is primarily limited to the $12.7 million of short-term investments owned by us. Such securities are debt instruments that generate interest income for Digene on excess cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than 12 months, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on its business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                               DIGENE CORPORATION



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    Report of Ernst & Young LLP, Independent Auditors.............................  40
    Consolidated Balance Sheets...................................................  41
    Consolidated Statements of Operations.........................................  42
    Consolidated Statements of Stockholders' Equity...............................  43
    Consolidated Statements of Cash Flows.........................................  44
    Notes to Consolidated Financial Statements....................................  45

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Digene Corporation

We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to Consolidated Financial Statements in 1998 the Company changed its method of accounting for costs related to start-up activities.



                                                           /s/ Ernst & Young LLP


Washington, DC
August 18, 2000

                               DIGENE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                          JUNE 30,
                                                                                        --------------------------------------------
                                                                                                1999                    2000
                                                                                        ---------------------   --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                             $      13,934,415       $       7,534,998
   Short-term investments                                                                        4,347,084              12,678,819
   Accounts receivable, less allowance of approximately $170,000 and $263,000                                            4,787,278
      at June 30, 1999 and 2000, respectively                                                    2,356,537
   Note receivable, short-term (Note 6)                                                                  -                 240,000
   Inventories (Note 7)                                                                          2,894,210               4,400,297
   Prepaid expenses and other current assets                                                     1,388,224                 907,877
                                                                                        ---------------------   --------------------
Total current assets                                                                            24,920,470              30,549,269

Note receivable, net of current portion (Note 6)                                                         -                 160,000
Property and equipment, net (Note 8)                                                             1,737,078               3,032,088
Intangible assets, net (Notes 2 and 5)                                                           1,350,774               1,200,687
Deposits and other assets                                                                          100,157                 842,922
                                                                                        ---------------------   --------------------
Total assets                                                                             $      28,108,479       $      35,784,966
                                                                                        =====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $       2,503,387       $       3,828,138
   Accrued expenses                                                                                809,811               1,026,600
   Accrued payroll                                                                               1,108,236               1,426,604
                                                                                        ---------------------   --------------------
Total current liabilities                                                                        4,421,434               6,281,342

Deferred rent                                                                                            -                  78,756

Commitments (Notes 10, 11 and 16)

Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and
      outstanding                                                                                        -                       -
   Common stock, $0.01 par value, 50,000,000 shares authorized, 14,565,937 and
      16,173,538 shares issued and outstanding at June 30, 1999 and 2000, respectively                                     161,735
                                                                                                   145,659
   Additional paid-in capital                                                                   72,514,583              84,846,747
   Deferred stock compensation                                                                    (253,200)                (96,411)
   Accumulated deficit                                                                         (48,719,997)            (55,487,203)
                                                                                        ---------------------   --------------------
Total stockholders' equity                                                                      23,687,045              29,424,868
                                                                                        ---------------------   --------------------
Total liabilities and stockholders' equity                                               $      28,108,479       $      35,784,966
                                                                                        =====================   ====================

                             See accompanying notes.

                               DIGENE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED JUNE 30,
                                                             -------------------------------------------------------------------
                                                                     1998                   1999                    2000
                                                             ---------------------- ---------------------- ---------------------
Revenues:
   Product sales                                              $       11,980,445     $       17,013,735      $       22,287,483
   Research and development contracts                                     28,500                453,364                 756,487
                                                             ---------------------- ----------------------     -----------------
Total revenues                                                        12,008,945             17,467,099              23,043,970

Costs and expenses:
   Cost of product sales                                               3,847,725              6,111,774               7,641,304
   Research and development                                            5,284,761              4,643,458               6,123,027
   Selling and marketing                                              10,057,596             10,531,187              10,929,506
   General and administrative                                          5,689,783              5,956,911               6,346,145
   Amortization of intangible assets                                     385,679                150,086                 150,086
                                                             ---------------------- ----------------------  --------------------
Loss from operations                                                 (13,256,599)            (9,926,317)             (8,146,098)

Other income (expense):
   Other income (expense)                                                (83,047)              (183,394)                513,322
   Interest expense                                                     (163,625)               (30,144)                   (320)
   Interest income                                                     1,377,665                984,708               1,050,258
                                                             ---------------------- ----------------------  --------------------
Loss from operations before income taxes                             (12,125,606)            (9,155,147)             (6,582,838)

Provision for income taxes                                                48,463                149,069                 184,368
                                                             ---------------------- ----------------------  --------------------
Net loss before cumulative effect of a change in accounting                                                          (6,767,206)
      principle                                                      (12,174,069)            (9,304,216)

Cumulative effect of a change in accounting principle                 (1,914,499)                     -                       -
                                                             ---------------------- ----------------------  --------------------

Net loss                                                      $      (14,088,568)    $       (9,304,216)     $       (6,767,206)
                                                             ====================== ======================  ====================

Basic and diluted net loss per share                          $           (1.06)     $           (0.65)      $           (0.44)
                                                             ====================== ======================  ====================

Weighted average shares outstanding                                   13,235,901             14,353,720              15,295,798
                                                             ====================== ======================  ====================


                             See accompanying notes.

                               DIGENE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          ADDITIONAL     DEFERRED                       TOTAL
                                                COMMON STOCK
                                                ------------               PAID-IN        STOCK      ACCUMULATED   STOCKHOLDERS'
                                                 ------------------------
                                                    SHARES     AMOUNT      CAPITAL    COMPENSATION     DEFICIT         EQUITY
                                                 ---------------------------------------------------------------------------------
Balance at June 30, 1997                          11,579,530   $115,795  $49,477,621     $       -    $(25,327,213)  $ 24,266,203

Issuance of Common Stock, net of offering costs    2,250,000     22,500   20,631,915             -               -     20,654,415

Exercise of Common Stock options                     287,778      2,878      263,774             -               -        266,652

Net loss                                                   -          -            -             -     (14,088,568)   (14,088,568)
                                                 ---------------------------------------------------------------------------------
Balance at June 30, 1998                          14,117,308    141,173   70,373,310             -     (39,415,781)    31,098,702

Exercise of Common Stock options                     266,745      2,667      326,595             -               -        329,262

Issuance of Common Stock in connection with
      the acquisition of Viropath                    181,884      1,819    1,498,178             -               -      1,499,997

Issuance of Common Stock options

      to non-employees                                     -          -      316,500      (316,500)              -              -

Compensatory stock options earned                                                  -
      by non-employees                                     -          -                     63,300               -         63,300

Net loss                                                   -          -            -             -      (9,304,216)    (9,304,216)
                                                 ---------------------------------------------------------------------------------
Balance at June 30, 1999                          14,565,937    145,659   72,514,583      (253,200)    (48,719,997)    23,687,045

Exercise of Common Stock options                     707,601      7,076    2,088,539             -               -      2,095,615

Issuance of Common Stock, net of offering costs      900,000      9,000   10,344,905             -               -     10,353,905

Compensatory stock options canceled                        -          -     (101,280)      101,280               -              -

Compensatory stock options earned                                                           55,509                         55,509
      by non-employees                                     -          -            -                             -

Net loss                                                   -          -            -             -      (6,767,206)    (6,767,206)
                                                 ---------------------------------------------------------------------------------
Balance at June 30 , 2000                         16,173,538   $161,735  $84,846,747     $ (96,411)   $(55,487,203)  $ 29,424,868
                                                 ---------------------------------------------------------------------------------

                             See accompanying notes.

                               DIGENE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED JUNE 30,
                                                                      --------------------------------------------------------------
                                                                             1998                  1999                  2000
                                                                      --------------------  --------------------  ------------------
OPERATING ACTIVITIES
Net loss                                                               $    (14,088,568)     $     (9,304,216)     $     (6,767,206)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment                 1,068,211               951,364             1,011,973
      Amortization of intangible assets                                         385,679               150,086               150,087
      Compensation expense related to stock options                                   -                63,300                55,509
      Cumulative effect of a change in accounting principle                   1,914,499                     -                     -
      Gain on sale of product line                                                    -                     -              (514,979)
      Changes in operating assets and liabilities:
        Accounts receivable                                                     647,918               715,687            (2,430,741)
        Inventories                                                          (1,132,122)            1,547,736            (1,591,108)
        Prepaid expenses and other current assets                              (114,338)             (827,518)              480,347
        Deposits and other assets                                                37,648                (3,241)             (742,765)
        Accounts payable                                                        330,352                79,142             1,324,751
        Accrued expenses                                                       (229,973)              267,747               216,789
        Accrued payroll                                                         152,935               352,746               318,368
        Accrued rent                                                            (46,278)              (54,340)                    -
        Deferred rent                                                           (25,338)              (11,980)               78,756
                                                                      --------------------  --------------------  ------------------
Net cash used in operating activities                                       (11,099,375)           (6,073,487)           (8,410,219)

INVESTING ACTIVITIES
Purchases of short-term investments                                         (14,634,204)           (8,183,962)          (24,244,627)
Sales of short-term investments                                              18,513,915            11,018,450            15,912,892
Capital expenditures                                                         (2,480,907)             (933,934)           (2,306,983)
Proceeds from the sale of a product line                                              -                     -               200,000
Additions to goodwill and intangible assets                                      (4,321)                    -                     -
                                                                      --------------------  --------------------  ------------------
Net cash provided by (used in) investing activities                           1,394,483             1,900,554           (10,438,718)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock                                   20,654,415                     -            10,353,905
Exercise of Common Stock options                                                266,652               329,262             2,095,615
Principal repayments on debt                                                 (1,338,236)             (552,717)                    -
                                                                      --------------------  --------------------  ------------------
Net cash provided by (used in) financing activities                          19,582,831              (223,455)           12,449,520
                                                                      --------------------  --------------------  ------------------

Net increase (decrease) in cash and cash equivalents                          9,877,939            (4,396,388)           (6,399,417)
Cash and cash equivalents at beginning of year                                8,452,864            18,330,803            13,934,415
                                                                      --------------------  --------------------  ------------------
Cash and cash equivalents at end of year                               $     18,330,803      $     13,934,415      $      7,534,998
                                                                      ====================  ====================  ==================

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                       $        206,000      $         30,000      $          1,000
                                                                      ====================  ====================  ==================

                             See accompanying notes.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Digene Corporation (the "Company" or "Digene") was incorporated in the state of Delaware in 1987. The Company develops, manufactures and markets its proprietary DNA and RNA testing systems for the screening, monitoring and diagnosis of human diseases. The Company has developed and is commercializing its patented Hybrid Capture(R) Gene Analysis System and tests in three areas: women's cancers and infectious diseases, blood viruses, and genomics and pharmaceutical research. The Company's lead product, the Hybrid Capture II HPV Test is the only FDA-approved test for the detection of human papillomavirus ("HPV"), which is the cause of greater than 99% of cervical cancer cases. In addition, Digene has developed and launched tests internationally for the detection and viral load monitoring of major blood viruses, including cytomegalovirus and hepatitis B virus ("HBV"), and tests for the detection of two of the most common sexually transmitted infections, chlamydia and gonorrhea.

On June 28, 1996, the Company entered into a joint venture agreement with a Brazilian national to establish Digene do Brasil LTDA, a majority-owned subsidiary of the Company. On October 29, 1997, the Company established a wholly owned subsidiary, Digene B.V., for the distribution of the Company's products in Europe. On March 3, 1998, the Company established a wholly owned subsidiary, Digene Europe, Inc., for the marketing of the Company's products in Europe. On July 1, 1998, the Company acquired Viropath B.V., a company with limited liability, registered in Amsterdam, The Netherlands.

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

SHORT-TERM INVESTMENTS

The Company classifies its short-term investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the consolidated balance sheets. As of June 30, 1999 and 2000, short-term investments are stated at cost, which approximates market.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that long-lived assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. If a write-down were required, the Company would prepare a discounted cash flow analysis to determine the amount of the write-down.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment of goods. Revenue from research and development contracts is recognized as research and development activities are performed.

SIGNIFICANT CUSTOMERS

For the years ended June 30, 1998, 1999 and 2000, the Company generated 42%, 50%, and 39%, respectively, of total revenues from a single customer.

COMPREHENSIVE INCOME

Comprehensive income (loss) includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. For the years ended June 30, 1998, 1999 and 2000, the Company's net loss approximates its comprehensive loss; accordingly, no separate disclosure of comprehensive loss is presented.

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $215,000, $309,000 and $76,000 during fiscal 1998, 1999 and 2000, respectively.

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

NET LOSS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to present basic and fully diluted earnings per share. The Company's basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25 and has provided the pro forma disclosures of net loss and net loss per share in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in
Note 13 to these Financial Statements.

CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized $2,497,172 for the acquisition of HPV customer lists from International Murex Technologies Corporation (together with its affiliates, "Murex") pursuant to a Customer Transfer Agreement (See Note 4). Effective April 1, 1998, the Company elected early adoption of SOP 98-5. The effect of adoption of SOP 98-5 was to increase net loss by $1,914,499 to expense costs that had been capitalized prior to 1998.

NEW SEC INTERPRETATIONS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. MARKETING AND DISTRIBUTION AGREEMENT

On April 17, 1998, Abbott Laboratories ("Abbott") and Murex entered into an agreement pursuant to which Abbott acquired all of the outstanding shares of Murex's common stock. Effective May 7, 1999, the Company entered into a Marketing and Distribution Agreement ("Abbott Agreement") with Abbott, which formed an exclusive marketing alliance for the Company's women's health and blood virus testing products in certain geographic areas. The Abbott Agreement calls for Abbott to assume sales and marketing responsibility for all of the Company's Hybrid Capture products in Europe, the Middle East and Africa and for the Company's Hybrid Capture II chlamydia and gonorrhea tests in the United States. The Abbott Agreement replaces all previous agreements between the Company and Murex. In connection with these previous agreements, Murex owned an equity interest in the Company. This equity interest was sold by Murex during fiscal 1998. Abbott will act as the sole distributor for the Company's HBV and HPV products in Europe, the Middle East and Africa through at least December 31, 2003. Abbott will act as the sole distributor in the United States for the Company's Hybrid Capture chlamydia and gonorrhea tests for at least five calendar years after their commercial launch in the United States.

4. CUSTOMER TRANSFER AGREEMENT

Effective February 1, 1997, the Company acquired Murex's HPV customer lists for approximately $2,500,000 in exchange for promissory notes in the aggregate amount of $1,702,750 and cash of $1,000,000 pursuant to a Customer Transfer Agreement. In accordance with an agency agreement, which was superseded by the Abbott Agreement, the Company agreed to pay to Murex costs of approximately $853,000 over eleven months, which costs were expensed during the year ended June 30, 1997. The intangible asset recorded to account for the Murex customer lists was written off during 1998 (See Note 2 - "Change in Accounting Principle").

The unsecured notes payable to Murex in conjunction with the Company's acquisition of Murex's HPV customer list were noninterest-bearing and were discounted at 10%. The Company made payments totaling $1,420,000 and $557,750 and incurred interest expense of $128,830 and $20,326 for the years ended June 30, 1998 and 1999, respectively.

5. ACQUISITION OF VIROPATH B.V.

On July 1, 1998, the Company issued 181,884 shares of its Common Stock, par value $0.01 per share, as consideration for its purchase of all of the outstanding capital stock of Viropath B.V., a company with limited liability, registered at Amsterdam, The Netherlands ("Viropath"). The 181,884 shares of the Company's Common Stock were recorded at $8.247 per share, in accordance with the Stock Purchase Agreement, and resulted in total consideration of approximately $1.5 million. In accordance with the Stock Purchase Agreement, seventy percent of these shares were held in escrow until July 1, 1999. The Company held the remaining thirty percent of these shares in escrow until January 1, 2000. In addition, the Company is obligated to pay royalties on future sales of Viropath's licensed products, not to exceed $1 million. Through June 30, 2000 the Company has not been required to pay any such royalties. The acquisition was accounted for using the purchase method and resulted in an excess of purchase price over the fair value of net assets acquired of approximately $1.5 million, which the Company recorded as goodwill, which will be amortized over ten years using the straight-line method. As of June 30, 2000, goodwill and the related accumulated amortization were $1,500,860 and $300,173, respectively. The results of operations of Viropath have been consolidated with those of the Company since the date of acquisition. The operating results of Viropath are not considered material to the consolidated financial statements of the Company, and accordingly, pro forma financial information has not been presented for this acquisition.

In addition, the Company granted options to purchase an aggregate of 50,000 shares of its Common Stock to the three Viropath individual shareholders in connection with their execution of consulting agreements with the Company. The options are exercisable in equal installments on each of June 30, 1999, 2000, 2001, 2002 and 2003 at an exercise price of $9.75 per share. The options expire on June 29, 2008. The options were compensatory options

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACQUISITION OF VIROPATH B.V. (CONTINUED)

and were valued on July 1, 1998 at approximately $316,500. This amount will be expensed over the vesting period of the options. During fiscal 1999 and 2000, the Company recognized $63,300 and $55,509 of compensation expense related to these options, respectively. In February 2000, one of these option holders died and his unvested options expired. The total amount of the expired options, which was $101,280, was reversed from deferred stock compensation.

6. SALE OF A PRODUCT LINE

On March 24, 2000, the Company completed the sale of its Molecular Biology Reagents ("MBR") product line and related assets to KD Medical, Inc. This transaction involved the sale of the Company's MBR product line and the associated manufacturing equipment, as well as the raw material and finished goods inventory for the product line. As consideration for this sale, the Company received $200,000 in cash and a promissory note in the amount of $400,000 payable in monthly installments of $20,000 plus 8% accrued interest from July 1, 2000 through February 1, 2002. A gain of approximately $515,000 was recorded on the sale of this product line and is included in the Other income (expense) line of the Consolidated Statements of Operations.

7. INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Inventories consist of the following:

                                                                                     JUNE 30,
                                                                           1999                   2000
                                                                    -------------------    --------------------
                       Finished goods                               $      1,100,661       $      1,737,163
                       Work in process                                     1,636,552              2,622,741
                       Raw materials                                         894,537              1,295,015
                                                                    -------------------    --------------------
                                                                           3,631,750              5,654,919
                       Obsolescence reserve                                 (737,540)            (1,254,622)
                                                                    -------------------    --------------------
                                                                     $     2,894,210       $      4,400,297
                                                                    ===================    ====================


8. PROPERTY AND EQUIPMENT

Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

Property and equipment consist of the following:

                                                                                   JUNE 30,
                                                                          1999                   2000
                                                                   -------------------    -------------------
Furniture, fixtures and office equipment                           $       1,413,735       $       1,769,017
Machinery and equipment                                                    3,287,618               5,098,655
Leasehold improvements                                                       925,415                 103,798
                                                                   -------------------    -------------------
                                                                           5,626,768               6,971,470
Accumulated depreciation and amortization                                 (3,889,690)             (3,939,382)
                                                                   -------------------    -------------------
                                                                   $       1,737,078       $       3,032,088
                                                                   ===================    ===================

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

Significant components of the provision for income taxes of operations consist of the following:

                                                                      YEAR ENDED JUNE 30,
                                                         1998               1999              2000
                                                    ----------------  -----------------  ----------------
           Current:
                 Federal                                   $     -          $      -           $      -
                 State                                           -                 -                  -
                 Foreign                                    48,463           149,069            184,368
                                                    ----------------  -----------------  ----------------
           Total current                                    48,463           149,069            184,368

           Deferred:
                 Federal                                         -                 -                  -
                 State                                           -                 -                  -
                 Foreign                                         -                 -                  -
                                                    ----------------  -----------------  ----------------
           Total deferred                                        -                 -                  -
                                                    ----------------  -----------------  ----------------
           Total provision for income taxes                $48,463          $149,069           $184,368
                                                    ================  =================  ================

There is no net tax benefit recorded for the change in accounting principle because such benefit creates a deferred tax asset, which the Company has fully reserved.

The components of income (loss) from operations before income taxes are as follows:

                                                                        YEAR ENDED JUNE 30,
                                                           1998                1999                 2000
                                                    -------------------  ------------------  -------------------
           United States                               $ (9,971,255)         $(9,018,900)        $(6,968,850)
           Foreign                                       (2,154,351)            (136,247)            386,012
                                                    -------------------  ------------------  -------------------
                                                       $(12,125,606)         $(9,155,147)        $(6,582,838)
                                                    ===================  ==================  ===================

The following is a summary of the items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate for the years ended June 30, 1998, 1999, and 2000:

                                                                       JUNE 30,
                                                      1998               1999              2000
                                               ------------------- -----------------------------------
  Tax benefit at statutory rate                   $(4,244,000)        $(3,204,000)      $(2,290,000)
  Effect of:
     State income tax, net                           (606,000)           (458,000)         (327,000)
     Foreign tax                                       48,463             149,069           184,368
     Options                                       (1,005,000)           (863,000)         (863,000)
     Other                                            114,000              55,000          (271,000)
     Foreign losses not used                          861,000              37,000                 -
     Valuation allowance                            4,880,000           4,433,000         3,751,000
                                               ------------------- -----------------------------------
  Provision for income taxes                      $    48,463         $   149,069       $   184,368
                                               =================== ===================================

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (CONTINUED)

The Company's net deferred tax assets are as follows:

                                                                                 JUNE 30,
                                                                       1999                    2000
                                                                --------------------    -------------------
Net operating loss carryforwards                                $       16,840,000      $       20,180,000
Research and development credits                                         1,083,000               1,295,000
Patent costs, net                                                          491,000                 365,000
Research and developmental deferral, net                                 1,125,000                 986,000
Murex customer lists                                                       857,000                 754,000
Reserves                                                                   369,000                 814,000
Other                                                                    1,199,000               1,321,000
                                                                --------------------    -------------------
Deferred tax assets                                                     21,964,000              25,715,000
Valuation allowance                                                    (21,964,000)            (25,715,000)
                                                                --------------------    -------------------
Net deferred tax assets                                         $                -      $                -
                                                                ====================    ===================


The Company recognized a tax provision of $149,069 and $184,368 for the years ended June 30, 1999 and 2000, respectively, which related to the Company's foreign operations. At June 30, 2000, the Company had tax net operating loss carryforwards for income tax purposes of approximately $50 million. Approximately $9.8 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, will directly increase additional paid-in capital. At June 30, 2000, the Company also had research and development credit carryforwards of approximately $1,295,000. In 1990, the Company experienced a change in ownership pursuant to
Section 382 of the Internal Revenue Code, which will cause the utilization of pre-change losses and credits to be limited. Subject to this limitation, the Company's net operating loss carryforwards and tax credits expire, if unused, at various dates from 2003 through 2020. Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, the Company has provided a valuation allowance for the full amount of its deferred tax assets.

10. LEASE COMMITMENTS

In January 2000, the Company moved into a new facility in Gaithersburg, Maryland, compromising a total of approximately 90,000 square feet. The lease for the new facility has a ten-year term and the Company has two consecutive rights to extend the term of the lease for five years each. The former Beltsville executive office and manufacturing facility lease expired upon completion of the move to the new facility. In addition, the lease on the Company's research and development facility in Silver Spring, Maryland terminated upon the Company's relocation of those activities to the new facility in January 2000.

In December 1999, the Company established an equipment leasing facility with Mellon US Leasing with a total commitment of $750,000. The Company used such facility to fund furniture and equipment leases, including telecommunications equipment, for its new leased facility in Gaithersburg, Maryland. As of June 30, 2000, when this commitment expired, the Company had used approximately $571,000 of the commitment. All of the equipment and furnishings leased under this agreement have been accounted for as operating leases.

In February 2000, the Company received an equipment loan facility of $1,000,000 from the State of Maryland. Approximately $503,000 worth of fixed asset additions, previously financed with cash, was converted to this facility during July 2000. The remaining $497,000 in funding available was applied for during August 2000.

On July 6, 2000, the Company entered into a rental agreement to renew the lease of its London, England facility. The term of the lease is for 4 years and 7 months beginning July 1, 1999 and ending January 31, 2004.

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LEASE COMMITMENTS (CONTINUED)

Future minimum rental commitments under these and other operating lease agreements are as follows as of June 30, 2000:

                                2001                                                $       2,782,321
                                2002                                                        2,828,159
                                2003                                                        2,782,122
                                2004                                                        2,607,820
                                2005                                                        2,550,991
                                Thereafter                                                 12,784,735
                                                                                    ---------------------
                                                                                    $      26,336,148
                                                                                    =====================

Rent expense under these leases was $763,126, $678,394, and $2,144,945 for the years ended June 30, 1998, 1999 and 2000, respectively.

11. EMPLOYMENT AGREEMENTS

The Company has executed employment agreements with certain key executives under which the Company is required to pay the following base salaries over the next three years:

                               2001                                                $        427,500
                               2002                                                         124,493
                               2003                                                               -
                                                                                   -------------------
                                                                                   $        551,993
                                                                                   ===================

12. COMMON STOCK

On December 23, 1999, the Company and certain of its stockholders completed a private placement of 1,500,000 shares of Common Stock to selected institutional and other accredited investors at $13.00 per share. Of these shares, 900,000 were sold by the Company and 600,000 were sold by the selling stockholders. The net proceeds to the Company, after placement agent fees and expenses, were approximately $10,354,000.

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

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMON STOCK OPTIONS (CONTINUED)

In October 1999, the Company adopted the Digene 1999 Incentive Plan (the "1999 Plan"). Pursuant to the 1999 Plan, employees of the Company and its subsidiairies may receive options to purchase Common Stock and other Common Stock awards. The 1999 Plan is administered by the Compensation Committee. 1,000,000 shares have been reserved for issuance under the 1999 Plan.

Prior to March 1996, the Company had adopted Stock Option Plans (the "Option Plans") under which 2,622,821 shares of Common Stock were reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. The Option Plans provide for grants of stock options to employees (including officers and employee directors), directors and consultants of the Company. The Option Plans were previously administered by the Board of Directors and presently are administered by the Compensation Committee, which determined recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The Company does not intend to grant further options under these Option Plans.

The terms of all stock options granted may not exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair market value at the time of the grant.

Common Stock options activity is as follows:

                                                                          YEAR ENDED JUNE 30,
                                  ------------------------------------------------------------------------------------------------
                                              1998                             1999                              2000
                                  ------------------------------   -----------------------------    ------------------------------
                                                    WEIGHTED-                       WEIGHTED-                          WEIGHTED-
                                                     AVERAGE                         AVERAGE                            AVERAGE
                                                    EXERCISE                        EXERCISE                           EXERCISE
                                     SHARES           PRICE            SHARES         PRICE            SHARES            PRICE
                                  -------------  ---------------   -------------  --------------    -------------   --------------
Outstanding at beginning of year     2,812,333        $5.43           2,712,162        $6.42           3,177,529        $7.31

Options granted                        486,500        11.69             933,250         8.77             607,500        16.38

Options exercised                     (287,778)        0.93            (266,745)        1.23            (707,601)        2.96

Options canceled or expired           (298,893)       11.15            (201,138)       10.17             (82,341)       11.29
                                  -------------                    -------------                    -------------

Outstanding at end of year           2,712,162         6.42           3,177,529         7.31           2,995,087        10.06
                                  =============                    =============                    =============

Options exercisable at year-end      1,131,492         1.81           1,434,192         4.72           1,278,648         7.54
                                  =============                    =============                    =============


The following table summarizes information about fixed-price stock options outstanding at June 30, 2000:

                                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                          -----------------------------------------------------------  ----------------------------------------
RANGE OF EXERCISE        NUMBER OUTSTANDING    AVERAGE REMAINING    WEIGHTED-AVERAGE    NUMBER EXERCISABLE    WEIGHTED-AVERAGE
PRICES                    AT JUNE 30, 2000      CONTRACTUAL LIFE     EXERCISE PRICE      AT JUNE 30, 2000      EXERCISE PRICE
----------------------  ---------------------  -------------------  -----------------  ---------------------  -----------------
$0.010-$2.00                    132,859                0.5                $1.28                132,859                $1.28
$2.01-$5.00                     156,855                0.5                 2.31                146,786                 2.28
$5.01-$8.00                     318,857                7.8                 6.50                140,293                 6.36
$8.01-$11.00                  1,594,416                6.8                 9.55                831,810                 9.49
$11.01-$15.00                   692,600                8.7                13.07                 26,900                13.16
$15.01-$39.38                    99,500                9.7                32.60                      -                    -
                        ---------------------                                          ---------------------
                              2,995,087                6.8                10.06              1,278,648                 7.54
                        =====================                                          =====================

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMON STOCK OPTIONS (CONTINUED)

If compensation cost for the Company's stock option plans had been determined based upon the fair market value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in fiscal 1998, 1999 and 2000 would have been approximately $16,574,000, $12,842,000, and $13,251,000 or $1.25, $0.89, and $0.86 per share, respectively.
The effect of applying SFAS No. 123 on 1998, 1999 and 2000 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair market value of additional stock options in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants:

                                                               YEAR ENDED JUNE 30,
                                                ---------------------------------------------------
                                                       1998              1999            2000
                                                ---------------   ---------------    --------------
Dividend yield                                        0.00%             0.00%              0.00%

Expected volatility                                     73%               77%                77%

Risk-free interest rate                                6.5%              6.0%               6.0%

Expected life of the option term (in years)            5.5               6.1                5.8

The weighted average fair values of the options granted during the years ended June 30, 1998, 1999 and 2000 were $7.99, $6.26, and $11.84, respectively.

14. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                                             YEAR ENDED JUNE 30,
                                                              1998                   1999                   2000
                                                       --------------------    ------------------     -----------------
Numerator:
 Net loss                                                  $(14,088,568)           $(9,304,215)           $(6,767,206)
                                                       ====================    ==================     =================

Denominator:
 Denominator for basic and diluted earnings per
 share--weighted-average shares                              13,235,901             14,353,720             15,295,798
                                                       ====================    ==================     =================
 Basic and diluted net loss per share                      $      (1.06)           $     (0.65)           $     (0.44)
                                                       ====================    ==================     =================

                               DIGENE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. NET LOSS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                                            YEAR ENDED JUNE 30,
                                                             1998                  1999                  2000
                                                       ------------------    ------------------    ------------------
Basic  and diluted loss per common share
      Continuing operations                                    $(0.92)               $(0.65)               $(0.44)
      Cumulative effect of a change in accounting
           principle                                            (0.14)                (0.00)                (0.00)
                                                       ------------------    ------------------    ------------------
      Net loss                                                 $(1.06)               $(0.65)               $(0.44)
                                                       ==================    ==================    ==================

Weighted average number of common shares outstanding:
      Basic and diluted                                     13,235,901            14,353,720            15,295,798
                                                       ==================    ==================    ==================


15. RETIREMENT PLAN

The Company sponsors a 401(k) Profit Sharing Plan (the "Plan"), which covers all employees who have completed 90 days of service. The Plan stipulates that employees may elect an amount between 1% and 20% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in employer contributions over five years. No contributions were made by the Company during the years ended June 30, 1998, 1999 and 2000.

16. OTHER COMMITMENTS AND CONTINGENCIES

The Company's access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties up to approximately 4.0% of applicable future net sales on certain products. During fiscal 1998, 1999 and 2000, total royalties amounted to $769,930, $655,062, and $947,628, respectively.

17. SEGMENT REPORTING

The Company operates one business segment which develops, manufactures and markets proprietary DNA and RNA testing systems for the detection, screening and monitoring of human diseases. Worldwide operations are summarized by geographic region in the following table:

                              1998                                  1999                                   2000
               ------------------------------------  ------------------------------------   ------------------------------------
                   ASSETS             REVENUES            ASSETS             REVENUES            ASSETS            REVENUES
               ----------------   -----------------  -----------------    ----------------  -----------------  -----------------
North America     $34,396,189        $ 4,776,036        $27,575,447           $ 5,930,026       $34,568,195          9,880,710

Europe                445,434          4,938,758            165,583             9,055,571           610,883          9,957,338

South America         597,915          1,619,334            367,449             1,860,242           605,888          1,746,724

Pacific Rim                 -            674,817                  -               621,260                 -          1,459,198
               ----------------   -----------------  -----------------    ----------------  -----------------  -----------------
                  $35,439,538        $12,008,945        $28,108,479           $17,467,099       $35,784,966        $23,043,970
               ================   =================  =================    ================  =================  =================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       - Directors. The information with respect to directors required by this item is incorporated herein by reference to Digene's definitive Proxy Statement for its Annual Meeting of Stockholders, scheduled to be held on October 26, 2000, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Digene's fiscal year (the "2000 Proxy Statement").

       - Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

       The information required under this item is incorporated herein by reference to the 2000 Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required under this item is incorporated herein by reference to the 2000 Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference to the 2000 Proxy Statement.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    -      Consolidated Financial Statements of Digene Corporation:

                     Report of Independent Auditors
                     Consolidated Balance Sheets as of June 30, 1999 and 2000 Consolidated Statements of Operations for the fiscal years ended June 30, 1998, 1999, and 2000
                     Consolidated Statements of Stockholders' Equity for the
                      fiscal years ended June 30, 1998, 1999, and 2000
                     Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998, 1999 and 2000
                     Notes to Consolidated Financial Statements

              -      Financial Statement Schedules:

                     Schedule II - Valuation and Qualifying Accounts and
                     Reserves

                     All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

              -      Exhibits:

        3.1          Amended and Restated Certificate of Incorporation of
                     Digene.**
        3.2          Amended and Restated Bylaws of Digene. (Incorporated by
                     reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and
                     filed with the SEC on September 28, 1999.)
        4.1          Specimen Common Stock Certificate.**
       10.3          1990 Stock Option Plan.**
       10.4          1991-A Stock Option Plan.**
       10.5          1991-B Stock Option Plan.**
       10.6          1996 Omnibus Plan.**
       10.14         License Agreement dated September 1, 1995 between Digene
                     and Institut Pasteur.**
       10.15         Cross-License Agreement dated April 1, 1990 among Life
                     Technologies, Inc. and Institut Pasteur.**
       10.16         License Agreement dated December 1, 1983 between Bethesda
                     Research Laboratories, a division of Life Technologies,
                     Inc. and Georgetown University.**
       10.18         License Agreement dated December 19, 1990 between Digene
                     and Life Technologies, Inc.**
       10.26         Registration Rights Agreement dated as of May 24, 1996
                     between Digene, Armonk Partners, Murex Diagnostics
                     Corporation and Certain Other Stockholders.**
       10.28         License Agreement dated September 27, 1995 between Digene
                     and Kanebo, Ltd.**
       10.29  !      Employment Agreement dated as of September 3, 1996 between
                     Digene and Donna Marie Seyfried. (Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 1996.)
       10.30         Director's Stock Option Plan. (Incorporated by reference to
                     Exhibit A of Digene's Proxy Statement filed pursuant to
                     Section 14(a) of the Securities Exchange Act, dated
                     September 20, 1996.)

       10.31  !      Employment Agreement dated as of July 11, 1997 between
                     Digene and William J. Payne. (Incorporated by reference to
                     Exhibit 10.1 to Digene's Registration Statement on Form
                     S-3, File No. 333-35463, dated November 12, 1997.)
       10.32         1997 Stock Option Plan. (Incorporated by reference to
                     Exhibit 99 of Digene's Registration Statement on Form S-8,
                     dated November 24, 1997.)
       10.33         Stock Purchase Agreement dated as of June 30, 1998 by and
                     among Digene and Stichting Researchfonds Pathologie, Ewald
                     C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M.
                     Walboomers. (Incorporated by reference to Exhibit 10.37 of
                     Digene's Annual Report on Form 10-K for the fiscal year
                     ended June 30, 1998.)
       10.34         Lease dated as of March 2, 1998 by and between Digene and
                     ARE - Metropoliton Grove I, LLC. (Incorporated by reference to Exhibit 10.1 of Digene's Quarterly Report on Form 10-Q
                     for the quarter ended March 31, 1998.)
       10.35  !      Employment Agreement dated as of December 22, 1998 between
                     Digene and Joseph P. Slattery. (Incorporated by reference
                     to Exhibit 10.2 of Digene's Quarterly Report on Form 10-Q
                     for the quarter ended December 31, 1998.)
       10.36  !      Employment Agreement dated as of December 22, 1998 between
                     Digene and Jeanmarie P. Curley. (Incorporated by reference to Exhibit 10.1 of Digene's Quarterly Report on Form 10-Q
                     for the quarter ended December 31, 1998.)
       10.37  ***    Marketing and Distribution Agreement between Digene and
                     Abbott Laboratories, dated May 7, 1999. (Incorporated by
                     reference to Exhibit 10.41 of the Registrant' Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 and filed with the SEC on December 21, 1999.)
       10.38         1999 Incentive Plan. (Incorporated by reference to Exhibit
                     A to the Registrant's Proxy Statement filed pursuant to
                     Section 14(a) of the Securities Exchange Act dated October
                     1, 1999.)
       10.39  *      License Agreement dated April 5, 2000 between Digene and
                     Institut Pasteur.
              ****
       21     *      Subsidiaries of the Registrant.
       23.1   *      Consent of Ernst & Young LLP, Independent Auditors.
       27     *      Financial Data Schedule.

--------------------

*      Filed herewith.
** Incorporated by reference to the like-numbered exhibits to Digene's Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.
*** Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order granted December 21, 1999. Such provisions have been filed separately with the Commission.
**** Confidential treatment has been requested for certain provisions thereof pursuant to a Confidential Treatment Request filed September 28, 2000. Such provisions have been filed separately with the Commission.
! Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

       (b)    Reports on Form 8-K.

              None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    DIGENE CORPORATION

September 28, 2000                                  By: /s/ Evan Jones
                                                       -------------------------
                                                       Chairman and Chief
                                                       Executive Officer

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

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                                                 TITLE                             DATE
           ---------                                                 -----                             ----
/s/ Evan Jones                                      Chairman and Chief Executive                       September 28, 2000
----------------------------------------            Officer (principal executive officer)
Evan Jones

/s/ Charles M. Fleischman                           President, Chief Operating Officer,                September 28, 2000
----------------------------------------            Chief Financial Officer and
Charles M. Fleischman                               Director (principal financial officer)

/s/ Joseph P. Slattery                              Vice President, Finance                            September 28, 2000
----------------------------------------            (principal accounting officer)
Joseph P. Slattery

/s/ Wayne T. Hockmeyer                              Director                                           September 28, 2000
----------------------------------------
Wayne T. Hockmeyer

/s/ John H. Landon                                  Director                                           September 28, 2000
----------------------------------------
John H. Landon

/s/ Joseph M. Migliara                              Director                                           September 28, 2000
----------------------------------------
Joseph M. Migliara

/s/ John J. Whitehead                               Director                                           September 28, 2000
----------------------------------------
John J. Whitehead

                                  EXHIBIT INDEX

Exhibit No.          Description

 3.1          Amended and Restated Certificate of Incorporation of Digene.**
 3.2          Amended and Restated Bylaws of Digene. (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for
              the fiscal year ended June 30, 1999 and filed with the SEC on
              September 28, 1999.)
 4.1          Specimen Common Stock Certificate.**
10.3          1990 Stock Option Plan.**
10.4          1991-A Stock Option Plan.**
10.5          1991-B Stock Option Plan.**
10.6          1996 Omnibus Plan.**
10.14         License Agreement dated September 1, 1995 between Digene and
              Institut Pasteur.**
10.15         Cross-License Agreement dated April 1, 1990 among Life
              Technologies, Inc. and Institut Pasteur.**
10.16         License Agreement dated December 1, 1983 between Bethesda Research
              Laboratories, a division of Life Technologies, Inc. and Georgetown
              University.**
10.18         License Agreement dated December 19, 1990 between Digene and Life
              Technologies, Inc.**
10.26         Registration Rights Agreement dated as of May 24, 1996 between
              Digene, Armonk Partners, Murex Diagnostics Corporation and Certain
              Other Stockholders.**
10.28         License Agreement dated September 27, 1995 between Digene and
              Kanebo, Ltd.**
10.29  !      Employment Agreement dated as of September 3, 1996 between Digene and Donna Marie Seyfried. (Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)
10.30         Director's Stock Option Plan. (Incorporated by reference to
              Exhibit A of Digene's Proxy Statement filed pursuant to Section
              14(a) of the Securities Exchange Act, dated September 20, 1996.)
10.31  !      Employment Agreement dated as of July 11, 1997 between Digene and
              William J. Payne. (Incorporated by reference to Exhibit 10.1 to
              Digene's Registration Statement on Form S-3, File No. 333-35463,
              dated November 12, 1997.)
10.32         1997 Stock Option Plan. (Incorporated by reference to Exhibit 99 of Digene's Registration Statement on Form S-8, dated November 24,
              1997.)
10.33         Stock Purchase Agreement dated as of June 30, 1998 by and among
              Digene and Stichting Researchfonds Pathologie, Ewald C.R.M.
              Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers.
              (Incorporated by reference to Exhibit 10.37 of the Registrant's
              Annual Report on Form 10-K for the fiscal year ended June 30,
              1998.)
10.34         Lease dated as of March 2, 1998 by and between Digene and ARE -
              Metropoliton Grove I, LLC. (Incorporated by reference to Exhibit
              10.1 of Digene's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)
10.35  !      Employment Agreement dated as of December 22, 1998 between Digene and Joseph P. Slattery. (Incorporated by reference to Exhibit 10.2 of Digene's Quarterly Report on Form 10-Q for the quarter ended
              December 31, 1998.)
10.36  !      Employment Agreement dated as of December 22, 1998 between Digene and Jeanmarie P. Curley. (Incorporated by reference to Exhibit
              10.1 of Digene's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)
10.37  ***    Marketing and Distribution Agreement between Digene and Abbott
              Laboratories,
              dated May 7, 1999. (Incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 and filed with the SEC on December 21, 1999.)
10.38         1999 Incentive Plan. (Incorporated by reference to Exhibit A to the Registrant's Proxy Statement filed pursuant to Section 14(a)
              of the Securities Exchange Act dated October 1, 1999.)
10.39  *      License Agreement dated April 5, 2000 between Digene and Institut
              Pasteur.
       ****
21     *      Subsidiaries of the Registrant.
23.1   *      Consent of Ernst & Young LLP, Independent Auditors.
27     *      Financial Data Schedule.

--------------------

*      Filed herewith.
** Incorporated by reference to the like-numbered exhibit to Digene's Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.
*** Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order granted December 21, 1999. Such provisions have been filed separately with the Commission.
**** Confidential treatment has been requested for certain provisions thereof pursuant to a confidential Treatment Request filed September 28, 2000. Such provisions have been filed separately with the Commission.
! Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Digene Corporation


We have audited the consolidated financial statements of Digene Corporation as of June 30, 1999 and 2000 and for each of the three years in the period ended June 30, 2000 and have issued our report thereon dated August 18, 2000 (included elsewhere in this report). Our audits also included the financial statement schedule listed in Item 14(a) of this report. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/ Ernst & Young LLP


Washington, DC
August 18, 2000

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                    BALANCE AT                                        BALANCE AT
                                                   BEGINNING OF                                         END OF
          CLASSIFICATION                              PERIOD       ADDITIONS      DEDUCTIONS            PERIOD
--------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:
     Year ended June 30, 1998                           61            150               (2) (1)          209
     Year ended June 30, 1999                          209              -              (39) (1)          170
     Year ended June 30, 2000                          170            220             (127) (1)          263
Reserve for inventory obsolescence:
     Year ended June 30, 1998                          339              -                -               339
     Year ended June 30, 1999                          339            399                -               738
     Year ended June 30, 2000                          738            517                -             1,255


(1) "Deductions" represent accounts written off during the period less recoveries of accounts previously written off.