Form 10-Q
period 2000-09-30
DIGENE CORP
filed 2000-11-14
CIK 1011582

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to _________

                         Commission file number 0-28194

                               DIGENE CORPORATION
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     52-1536128
---------------------------------          -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      1201 CLOPPER ROAD
    GAITHERSBURG, MARYLAND                                    20878
----------------------------------------                 --------------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares outstanding as of
                 Class                                  November 8, 2000
   --------------------------------------           --------------------------
   Common Stock, par value $.01 per share                   16,517,007

--------------------------------------------------------------------------------

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                            Page
                                                                                            ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION:

        Item 1. Consolidated Financial Statements -

              Consolidated Balance Sheets -
                        September 30, 2000 and June 30, 2000                                  1

              Consolidated Statements of Operations -
                        Three months ended September 30, 2000 and 1999                        2

              Consolidated Statements of Cash Flows -
                        Three months ended September 30, 2000 and 1999                        3

              Notes to Consolidated Financial Statements                                      4

        Item 2. Management's Discussion and Analysis of Financial Condition and               5
                Results of Operations

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                    8

PART II.  OTHER INFORMATION:

        Item 4. Submission of Matters to a Vote of Security Holders                           9

        Item 6. Exhibits and Reports on Form 8-K                                             10

SIGNATURES                                                                                   11

EXHIBIT INDEX                                                                                12


PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               DIGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,            JUNE 30,
                                                                                         2000                  2000
                                                                                   -----------------     -----------------
                                                                                     (UNAUDITED)

                                      ASSETS
Current assets:
    Cash and cash equivalents                                                      $     9,511,327       $     7,534,998
    Short-term investments                                                              11,115,774            12,678,819
    Accounts receivable, less allowance of approximately $257,000 and
     $263,000 at September 30, 2000 and June 30, 2000, respectively                      3,665,830             4,787,278
    Note receivable, short-term                                                            240,000               240,000
    Inventories                                                                          4,956,569             4,400,297
    Prepaid expenses and other current assets                                              401,520               907,877
                                                                                   -----------------     -----------------

Total current assets                                                                    29,891,020            30,549,269

Note receivable, net of current portion                                                    120,000               160,000
Property and equipment, net                                                              3,030,041             3,032,088
Intangible assets, net                                                                   1,163,166             1,200,687
Deposits                                                                                   856,632               842,922
                                                                                   -----------------     -----------------

Total assets                                                                       $    35,060,859       $    35,784,966
                                                                                   =================     =================



                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $     2,478,896       $     3,828,138
    Accrued expenses                                                                     1,060,859             1,026,600
    Accrued payroll                                                                      1,559,550             1,426,604
                                                                                     ---------------       ---------------

Total current liabilities                                                                5,099,305             6,281,342

Long-term debt                                                                           1,000,000
Deferred rent                                                                              121,996                78,756

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000 shares authorized, 16,513,039 and
        16,173,538 shares issued and outstanding at September 30, 2000
        and June 30, 2000, respectively                                                    165,130               161,735
    Additional paid-in capital                                                          86,165,520            84,846,747
    Deferred stock compensation                                                            (88,377)              (96,411)
    Accumulated deficit                                                                (57,402,715)          (55,487,203)

                                                                                   -----------------     -----------------

Total stockholders' equity                                                              28,839,558            29,424,868
                                                                                   -----------------     -----------------

Total liabilities and stockholders' equity                                         $    35,060,859       $    35,784,966
                                                                                   =================     =================


                            See accompanying notes.

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                    -----------------------------------------
                                                           2000                  1999
                                                    -------------------   -------------------
                                                                  (UNAUDITED)


      Revenues:
          Product sales                             $       6,667,869     $      5,090,365
          Research and development contracts                  504,147              127,331
                                                    -------------------   -------------------

      Total revenues                                        7,172,016            5,217,696

      Costs and expenses:
          Cost of product sales                             2,911,863            1,676,694
          Research and development                          2,105,651            1,149,768
          Selling and marketing                             2,442,036            2,304,826
          General and administrative                        1,779,819            1,287,727
          Amortization of intangible assets                    37,521               37,521
                                                    -------------------   -------------------

      Loss from operations                                 (2,104,874)          (1,238,840)

      Other income (expense):
          Other income (expense)                              (32,076)             (29,894)
          Interest income                                     312,679              204,670
          Interest expense                                       (840)                 (97)
                                                    -------------------   -------------------

      Loss from operations before income taxes             (1,825,111)          (1,064,161)


      Provision (benefit) for income taxes                     90,401               63,467
                                                    -------------------   -------------------

      Net loss                                      $      (1,915,512)    $     (1,127,628)
                                                    ===================   ===================

      Basic and diluted net loss per share          $           (0.12)    $          (0.08)
                                                    ===================   ===================

      Weighted average shares outstanding                  16,252,351           14,579,413
                                                    ===================   ===================


                            See accompanying notes.

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                   ---------------------------------------
                                                                                         2000                  1999
                                                                                   -----------------     -----------------
                                                                                                (UNAUDITED)

OPERATING ACTIVITIES
    Net loss                                                                       $    (1,915,512)      $    (1,127,628)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization of property and equipment                            335,176               245,239
        Amortization of intangible assets                                                   37,521                37,521
        Compensation expense related to stock options                                        8,034                15,825
        Changes in operating assets and liabilities:
            Accounts receivable                                                          1,121,448              (496,295)
            Inventories                                                                   (556,272)              (75,047)
            Prepaid expenses and other current assets                                      506,357               328,377
            Deposits                                                                       (13,710)              (69,213)
            Accounts payable                                                            (1,349,242)               30,734
            Accrued expenses                                                                34,259               110,397
            Accrued payroll                                                                132,946               127,687
            Deferred rent                                                                   43,240                     -
                                                                                   -----------------     -----------------

Net cash used in operating activities                                                   (1,615,755)             (872,403)

INVESTING ACTIVITIES
    Purchases of short-term investments                                                 (1,784,027)           (5,247,473)
    Maturities of short-term investments                                                 3,347,072                     -
    Capital expenditures                                                                  (333,129)             (165,719)
                                                                                   -----------------     -----------------

Net cash provided by (used in) investing activities                                      1,229,916            (5,413,192)

FINANCING ACTIVITIES
    Exercise of common stock options                                                     1,322,168                78,783
    Proceeds from note receivable                                                           40,000                     -
    Proceeds from note payable                                                           1,000,000                     -
                                                                                   -----------------     -----------------

Net cash provided by financing activities                                                2,362,168                78,783
                                                                                   -----------------     -----------------

Net increase (decrease) in cash and cash equivalents                                     1,976,329            (6,206,812)
Cash and cash equivalents at beginning of period                                         7,534,998            13,934,415
                                                                                   -----------------     -----------------

Cash and cash equivalents at end of period                                         $     9,511,327       $     7,727,603
                                                                                   =================     =================



                            See accompanying notes.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three-month periods ended September 30, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2000 filed with the Securities and Exchange Commission.

The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2000. Some of the information that follows are not statements of historical fact, and reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that might cause or contribute to such differences include: uncertainty of market acceptance of our products by the worldwide medical community; uncertainty of future profitability and cash generation from operations; uncertainty of clinical trial results for our products under development; risks inherent in international transactions, including those relating to our expansion in Europe, Brazil and elsewhere; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; our ability to scale up our manufacturing as product sales increase; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; dependence on Abbott Laboratories as our principal European distributor and our distributor for certain products in the United States; delay in or failure to obtain regulatory approvals for our products in development; uncertainty regarding patents and proprietary rights in connection with our products; our ability to obtain requisite additional financing to fund our operations beyond calendar 2001; and other factors as set forth under the caption "Additional Considerations" in our Annual Report on Form 10-K for the year ended June 30, 2000.

RESULTS OF OPERATIONS

Product sales increased to approximately $6,668,000 for the three-month period ended September 30, 2000 from approximately $5,090,000 for the corresponding period in 1999. The increase was due, primarily, to increased sales of our Hybrid Capture HPV test in the United States, resulting approximately equally from increases in volume and in average unit prices, and increased sales of equipment, partially offset by lower sales of our Hybrid Capture HBV test, primarily in Europe.

Research and development contract revenues increased to approximately $504,000 for the three-month period ended September 30, 2000 from approximately $127,000 for the corresponding period in 1999. The increase was due, primarily, to recognition of royalty revenue under certain contracts.

Cost of product sales increased to approximately $2,912,000 for the three-month period ended September 30, 2000 from approximately $1,677,000 for the corresponding period in 1999. Gross margin on product sales decreased to 56% for the three-month period ended September 30, 2000 from 67% for the corresponding period in 1999. The decrease was primarily a result of product mix and inventory-related adjustments, as well as the impact of foreign exchange rates on our average unit prices.

Research and development expenses increased to approximately $2,106,000 for the three-month period ended September 30, 2000 from approximately $1,150,000 for the corresponding period in 1999. The increase was due, primarily, to increases in facilities costs, clinical trials, outside professional fees and laboratory supplies.

Selling and marketing expenses increased to approximately $2,442,000 for the three-month period ended September 30, 2000 from approximately $2,305,000 for the corresponding period in 1999. The increase was due, primarily, to increases in personnel and travel costs in conjunction with our efforts to increase product sales.

General and administrative expenses increased to approximately $1,780,000 for the three-month period ended September 30, 2000 from approximately $1,288,000 for the corresponding periods in 1999. The increase was due, primarily, to increases in personnel costs and professional fees.

Interest income increased to approximately $313,000 for the three-month period ended September 30, 2000 from approximately $205,000 for the corresponding period in 1999. The increase was due to higher average cash and cash equivalents balances, primarily as a result of the investment of the proceeds of our private placement completed in December 1999, partially offset by negative cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $57,403,000 at September 30, 2000. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. We have experienced negative cash flows from operations of approximately $1,576,000 and approximately $872,000 for the three months ended September 30, 2000 and 1999, respectively.

Capital expenditures increased to approximately $333,000 for the three months ended September 30, 2000 from approximately $166,000 for the corresponding period in 1999. The increase was due, primarily, to expenditures associated with our occupation of our new leased facility in Gaithersburg, Maryland.

In December 1999, we established an equipment leasing facility with Mellon US Leasing with a total commitment of $750,000. We used such facility to fund furniture and equipment leases, including telecommunications equipment, for our new leased facility in Gaithersburg, Maryland. As of June 30, 2000, when this commitment expired, we had used approximately $571,000 of the commitment.

In February 2000, we received an equipment loan facility of $1,000,000 from the State of Maryland. Approximately $503,000 worth of fixed asset additions, previously financed with cash, was converted to this facility during July 2000. The remaining $497,000 in funding available was converted to this facility during September 2000.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2001. We cannot give assurances that there will be no changes that would consume a significant amount of our available resources before that time. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially adversely affected.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. We do not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on our financial statements. The net impact of foreign exchange activities on earnings was immaterial for the three-month periods ended September 30, 2000 and 1999, respectively. Interest rate exposure is primarily limited to the $16.2 million of cash equivalents and short-term investments owned by us. Such securities are debt instruments that generate interest income for us on excess cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, typically less than twelve-month, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

PART II.  OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The following is a summary of the final voting results from the October 26, 2000 Annual Meeting of stockholders of Digene. The number of shares present in person or by proxy at the Annual Meeting were 15,295,383, or 94% of the outstanding shares of common stock.

           1.        Election of Directors.

           Two of Digene's six directors had terms that expired and stood for re-election at the Annual Meeting. These two directors, who are listed below, received the most votes cast for the election of directors.


                     Name                              For          Withhold Authority
                     ----                              ---          ------------------

                     John H. Landon                 14,956,539          338,844
                     John J. Whitehead              14,955,839          339,544

           2.        Approval of an Amendment to the 1999 Incentive Plan.

           Digene proposed an amendment to its 1999 Incentive Plan to increase the number of shares of common stock issuable under the Plan from 1,000,000 to 2,000,000 shares. The proposal received a majority of the votes present and entitled to be cast.


                     For:                 8,051,536
                     Against:             2,780,862
                     Abstain:                28,307
                     Broker Non-Votes:    4,434,678

           3.        Approval of Amendments to the Omnibus Plan.

           Digene proposed amendments to the Omnibus Plan to modify the change in control provisions in the Plan to eliminate the termination of stock options upon a change in control or other fundamental transaction and to provide for the treatment of stock options upon any such event. The proposal received a majority of the votes present and entitled to be cast.


                     For:                  13,987,877
                     Against:               1,265,518
                     Abstain:                  41,988
                     Broker Non-Votes:              0

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

4.1     Form of Common Stock Certificate (Incorporated by reference to Exhibit
        4.1 to Digene's Registration Statement on Form S-1 (File No. 333-2968))

10.1    Digene Corporation Amended and Restated 1997 Stock Option Plan

10.2    Digene Corporation Amended and Restated Directors' Stock Option Plan

10.3    Digene Corporation Amended and Restated Omnibus Plan

10.4    Digene Corporation Amended and Restated 1999 Incentive Plan

27      Financial Data Schedule

(b)     Reports on Form 8-K

Digene did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             DIGENE CORPORATION
                                                                                                                                   -


Date:          November 14, 2000                    By:  /s/  Charles M. Fleischman
     -------------------------------------             -----------------------------------
                                                             Charles M. Fleischman
                                                                 President,
                                                         Chief Operating Officer and
                                                          Chief Financial Officer
                                                        (Principal Financial Officer)

Date:          November 14, 2000                    By:  /s/  Joseph P. Slattery
     ------------------------------------              -----------------------------------
                                                             Joseph P. Slattery
                                                           Vice President, Finance
                                                      (Principal Accounting Officer)


                                  EXHIBIT INDEX

      Exhibit No.              Description                                                              Page
      -----------              -----------                                                              ----

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

          3.2                  Amended and Restated Bylaws (Incorporated by
                               reference to Exhibit 3.2 to Digene's Annual
                               Report on Form 10-K for the year ended June 30,
                               1999)

          4.1                  Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene's Registration Statement on
                               Form S-1 (File No. 333-2968))

         10.1                  Digene Corporation Amended and Restated 1997 Stock Option Plan

         10.2                  Digene Corporation Amended and Restated Directors' Stock Option Plan

         10.3                  Digene Corporation Amended and Restated Omnibus Plan

         10.4                  Digene Corporation Amended and Restated 1999 Incentive Plan

         27                    Financial Data Schedule