Form 10-Q
period 2000-12-31
DIGENE CORP
filed 2001-02-07
CIK 1011582

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________to _________

                         Commission file number 0-28194

                               DIGENE CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    52-1536128
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

              1201 CLOPPER ROAD
            GAITHERSBURG, MARYLAND                             20878
 ------------------------------------------               --------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (301) 944-7000
                                                   --------------


     -----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Shares outstanding as of
                     Class                                         February 6, 2001
      --------------------------------------                     ----------------------
      Common Stock, par value $.01 per share                           16,684,666

--------------------------------------------------------------------------------

                               DIGENE CORPORATION

                               INDEX TO FORM 10-Q


                                                                                     Page
                                                                                     ----

PART I.  CONSOLIDATED FINANCIAL INFORMATION:

      Item 1.  Consolidated Financial Statements -

           Consolidated Balance Sheets -
                 December 31, 2000 and June 30, 2000                                   1

           Consolidated Statements of Operations -
                 Three months ended December 31, 2000 and 1999;
                 Six months ended December 31, 2000 and 1999                           2

           Consolidated Statements of Cash Flows -
                 Six months ended December 31, 2000 and 1999                           3

           Notes to Consolidated Financial Statements                                  4

      Item 2.  Management's Discussion and Analysis of Financial Condition and         5
               Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk              9

PART II.  OTHER INFORMATION:

      Item 6.  Exhibits and Reports on Form 8-K                                       10

SIGNATURES                                                                            11

EXHIBIT INDEX                                                                         12

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                               DIGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,             JUNE 30,
                                                                                         2000                   2000
                                                                                   -----------------     -----------------
                                                                                     (UNAUDITED)

                                      ASSETS
Current assets:
    Cash and cash equivalents                                                      $     6,640,553       $     7,534,998
    Short-term investments                                                              11,494,811            12,678,819
    Accounts receivable, less allowance of approximately $253,000 and $263,000
        at December 31, 2000 and June 30, 2000, respectively                             4,226,465             4,787,278
    Note receivable, short-term                                                            320,000               240,000
    Inventories                                                                          5,338,572             4,400,297
    Prepaid expenses and other current assets                                            1,005,102               907,877
                                                                                   -----------------     -----------------

Total current assets                                                                    29,025,503            30,549,269

Note receivable, net of current portion                                                     40,000               160,000
Property and equipment, net                                                              3,399,544             3,032,088
Intangible assets, net                                                                   1,125,644             1,200,687
Deposits                                                                                   851,411               842,922
                                                                                   -----------------     -----------------

Total assets                                                                       $    34,442,102       $    35,784,966
                                                                                   =================     =================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $     2,955,525       $     3,828,138
    Accrued expenses                                                                     1,008,912             1,026,600
    Accrued payroll                                                                      1,001,176             1,426,604
                                                                                     ---------------       ---------------

Total current liabilities                                                                4,965,613             6,281,342

Long-term debt                                                                           1,000,000                     -
Deferred rent                                                                              165,236                78,756

Stockholders' equity:
    Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares
       issued and outstanding                                                                    -                     -
    Common stock, $.01 par value, 50,000,000 shares authorized, 16,628,467 and
        16,173,538 shares issued and outstanding at December 31, 2000
        and June 30, 2000, respectively                                                    166,285               161,735
    Additional paid-in capital                                                          87,205,837            84,846,747
    Deferred stock compensation                                                            (80,343)              (96,411)
    Accumulated deficit                                                                (58,980,526)          (55,487,203)
                                                                                   -----------------     -----------------

Total stockholders' equity                                                              28,311,253            29,424,868
                                                                                   -----------------     -----------------

Total liabilities and stockholders' equity                                         $    34,442,102       $    35,784,966
                                                                                   =================     =================


                             See accompanying notes.

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                            DECEMBER 31,                                 DECEMBER 31,
                                              -----------------------------------------     ---------------------------------------
                                                     2000                  1999                   2000                 1999
                                              -------------------   -------------------     ------------------   ------------------
                                                            (UNAUDITED)                                  (UNAUDITED)


Revenues:
    Product sales                             $       7,724,166     $      5,089,414        $    14,392,035      $    10,179,779
    Research and development contracts                   31,090              162,314                535,237              289,645
                                              -------------------   -------------------     ------------------   ------------------

Total revenues                                        7,755,256            5,251,728             14,927,272           10,469,424

Costs and expenses:
    Cost of product sales                             3,112,809            1,633,273              6,024,672            3,309,967
    Research and development                          1,841,600            1,227,932              3,947,251            2,377,700
    Selling and marketing                             2,840,879            2,445,326              5,282,915            4,750,152
    General and administrative                        1,827,927            1,640,594              3,607,746            2,928,321
    Amortization of intangible assets                    37,522               37,522                 75,043               75,043
                                              -------------------   -------------------     ------------------   ------------------

Loss from operations                                 (1,905,481)          (1,732,919)            (4,010,355)          (2,971,759)

Other income (expense):
    Other income (expense)                               29,135               (9,456)                (2,941)             (39,350)
    Interest income                                     266,014              220,859                578,693              425,530
    Interest expense                                        (63)                   -                   (903)                 (98)
                                              -------------------   -------------------     ------------------   ------------------

Loss from operations before income taxes             (1,610,395)          (1,521,516)            (3,435,506)          (2,585,677)

Provision for income taxes                              (32,584)              55,147                 57,817              118,614
                                              -------------------   -------------------     ------------------   ------------------

Net loss                                      $      (1,577,811)    $     (1,576,663)       $    (3,493,323)     $    (2,704,291)
                                              ===================   ===================     ==================   ==================

Basic and diluted net loss per share          $           (0.10)    $          (0.11)       $         (0.21)     $         (0.18)
                                              ===================   ===================     ==================   ==================

Weighted average shares outstanding                  16,556,713           14,715,576             16,404,165           14,647,494
                                              ===================   ===================     ==================   ==================


                             See accompanying notes.

                               DIGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              SIX MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                         2000                  1999
                                                                                   -----------------     -----------------
                                                                                                 (UNAUDITED)

OPERATING ACTIVITIES
    Net loss                                                                       $    (3,493,323)      $    (2,704,291)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization of property and equipment                            692,948               496,933
        Amortization of intangible assets                                                   75,043                75,044
        Compensation expense related to stock options                                       16,068                31,650
        Changes in operating assets and liabilities:
            Accounts receivable                                                            560,813              (683,714)
            Inventories                                                                   (938,275)             (566,857)
            Prepaid expenses and other current assets                                      (97,225)             (171,948)
            Deposits                                                                        (8,489)             (818,985)
            Accounts payable                                                              (872,613)            1,244,801
            Accrued expenses                                                               (17,688)              142,149
            Accrued payroll                                                               (425,428)             (372,134)
            Deferred rent                                                                   86,480                     -
                                                                                   -----------------     -----------------

Net cash used in operating activities                                                   (4,421,689)           (3,327,352)

INVESTING ACTIVITIES
    Purchases of short-term investments                                                 (6,154,876)          (16,877,397)
    Maturities of short-term investments                                                 7,338,884             4,932,375
    Capital expenditures                                                                (1,060,404)             (496,559)
                                                                                   -----------------     -----------------

Net cash provided by (used in) investing activities                                        123,604           (12,441,581)

FINANCING ACTIVITIES
    Net proceeds from issuance of Common Stock                                                   -            10,403,904
    Exercise of common stock options                                                     2,363,640               578,424
    Payments received on note receivable                                                    40,000                     -
    Proceeds from note payable                                                           1,000,000                     -
                                                                                   -----------------     -----------------

Net cash provided by financing activities                                                3,403,640            10,982,328
                                                                                   -----------------     -----------------

Net decrease in cash and cash equivalents                                                 (894,445)           (4,786,605)
Cash and cash equivalents at beginning of period                                         7,534,998            13,934,415
                                                                                   -----------------     -----------------

Cash and cash equivalents at end of period                                         $     6,640,553       $     9,147,810
                                                                                   =================     =================


                             See accompanying notes.

                               DIGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three- and six-month periods ended December 31, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2000 filed with the Securities and Exchange Commission.

The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems, using our patented Hybrid Capture technology, or the screening, monitoring and diagnosis of human diseases. Since our inception, we have incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products and the expansion of our manufacturing facilities and our global sales and marketing activities.

Our revenues to a significant extent have been derived from the sales of our HPV Test, which, for fiscal year 2000, accounted for 43% of total revenues and, for the six months ended December 31, 2000, accounted for 48% of total revenues. We expect that the growing acceptance of our HPV Test in both the United States and abroad will accelerate the growth in revenues from our HPV Test in the future.

In the six months ended December 31, 2000, our gross margin has been negatively impacted by the relocation to our new facility, including equipment installation and validation efforts, employee turnover and other activities, which limited the ability to utilize our manufacturing resources effectively, resulting in reduced production yield, quality difficulties, excessive disposal and inventory backorders. Our gross margin has also been impacted by decreases in foreign currency translation rates and reductions in average unit pricing of certain products as we have attempted to increase our market penetration. We expect that currency fluctuation and changes in unit prices will continue to effect our business in the future. However, we expect that the integration of our operations will be substantially complete before the end of fiscal year 2001.

We believe that increasing our investment in research and development and sales and marketing will be essential to allow us to capitalize more fully on the potential of our HPV Test and our core technology. We intend to devote resources to research and development in the area of genomics. We also expect to increase our expenditures in the development of our next-generation Hybrid Capture 3 platform and HPV screening clinical trial activities. Accordingly, we expect that research and development expenses will increase substantially over the next several quarters.

Our sales and marketing expenditures have been focused on accelerating the adoption of HPV testing worldwide. We intend to capitalize on the growing acceptance of our HPV Test in the United States and abroad by physicians, laboratories and health insurance providers by materially increasing expenditures on sales and marketing over the next several quarters. The increase in expenditures will be primarily directed to the improvement of physician education and consumer awareness, as well as additional promotion and advertising.

We expect our general and administrative expenses to increase materially to provide adequate infrastructure to support our increased research and development and sales and marketing activities and to support the overall growth of our business.

As a result of these increases in expenditures, we expect our operating losses to continue through fiscal year 2002 with a turn to profitability around the end of fiscal year 2002. There can be no assurance that we will meet this goal.

FORWARD-LOOKING STATEMENTS

This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2000. Some of the information and statements herein are not statements of historical fact, and reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that might cause or contribute to such differences include: uncertainty of market acceptance of our products by the worldwide medical community; uncertainty of future profitability and cash generation from operations; uncertainty of clinical trial results for our products under development; risks inherent in international transactions, including those relating to our expansion in Europe, Brazil and elsewhere; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; our ability to scale-up our manufacturing as product sales increase; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; dependence on Abbott Laboratories as our principal European distributor and our distributor for certain products in the United States; delay in or failure to obtain regulatory approvals for our products in development; uncertainty regarding patents and proprietary rights in connection with our products; our ability to obtain requisite additional financing to fund our operations beyond calendar 2001; and other factors as set forth under the caption "Additional Considerations" in our Annual Report on Form 10-K for the year ended June 30, 2000.

RESULTS OF OPERATIONS

Product sales increased to approximately $7,724,000 and $14,392,000 for the three- and six-month periods ended December 31, 2000, respectively, from approximately $5,089,000 and $10,180,000 for the corresponding periods in 1999. The increase was due primarily to increased sales of our Hybrid Capture HPV tests, resulting primarily from increases in volume, partially offset by decreases in average unit prices, as well as increased sales of equipment.

Research and development contract revenues decreased to approximately $31,000 for the three-month period ended December 31, 2000 from approximately $162,000 for the corresponding period in 1999 and increased to approximately $535,000 for the six-month period ended December 31, 2000 from approximately $289,000 for the corresponding period in 1999. The decrease in the three-month period was due primarily to a reduction in research and development revenue under certain contracts. The increase in the six-month period was due primarily to recognition of royalty revenue under certain contracts.

Cost of product sales increased to approximately $3,113,000 and $6,024,000 for the three- and six-month periods ended December 31, 2000, respectively, from approximately $1,633,000 and $3,310,000 for the corresponding periods in 1999. Gross margin on product sales decreased to 59.7% and 58.1% for the three- and six-month periods ended December 31, 2000, respectively, from 67.9% and 67.5% for the corresponding periods in 1999. The decrease was primarily a result of the negative impact to product yield and quality associated with the relocation to our new facility, product mix and the impact of foreign exchange rates on our average unit prices.

Research and development expenses increased to approximately $1,842,000 and $3,947,000 for the three- and six-month periods ended December 31, 2000, respectively, from approximately $1,228,000 and $2,378,000 for the corresponding periods in 1999. The increase was due primarily to increases in personnel and facilities costs, clinical trials, outside professional fees and laboratory supplies.

Selling and marketing expenses increased to approximately $2,841,000 and $5,283,000 for the three- and six-month periods ended December 31, 2000, respectively, from approximately $2,445,000 and $4,750,000 for the corresponding periods in 1999. The increase was due primarily to increases in personnel and travel costs in conjunction with our efforts to increase product sales, as well as increases in facilities costs.

General and administrative expenses increased to approximately $1,828,000 and $3,608,000 for the three- and six-month periods ended December 31, 2000, respectively, from approximately $1,641,000 and $2,928,000 for the corresponding periods in 1999. The increase was due primarily to increases in personnel and facilities costs, as well as professional fees.

Interest income increased to approximately $266,000 and $579,000 for the three-and six-month periods ended December 31, 2000, respectively, from approximately $221,000 and $425,000 for the corresponding periods in 1999. The increase was due to higher average cash and cash equivalents balances, primarily as a result of the investment of the proceeds of our private placement completed in December 1999, partially offset by negative cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $58,981,000 at December 31, 2000. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. We have experienced negative cash flows from operations of approximately $4,422,000 and approximately $3,327,000 for the six months ended December 31, 2000 and 1999, respectively.

Capital expenditures increased to approximately $1,060,000 for the six months ended December 31, 2000 from approximately $497,000 for the corresponding period in 1999. The increase was due primarily to the acquisition of laboratory equipment to support the launch of our Rapid Capture System.

In February 2000, we received an equipment loan facility of $1,000,000 from the State of Maryland. Approximately $503,000 worth of fixed asset additions, previously financed with cash, was converted to this facility during July 2000. The remaining $497,000 in funding available in this facility was borrowed during September 2000.

On March 24, 2000, we completed the sale of our Molecular Biology Reagents, or MBR, product line and related assets to KD Medical, Inc. This transaction involved the sale of our MBR product line and the associated manufacturing equipment, as well as the raw material and finished goods inventory for the product line. As consideration for this sale, we received $200,000 in cash and a promissory note in the amount of $400,000 payable in monthly installments of $20,000 plus 8% accrued interest from July 1, 2000 through February 1, 2002. We recorded a gain of approximately $515,000 on the sale of this product line, which is included as Other income (expense) in our Consolidated Statements of Operations. In October 2000, KD Medical, Inc. notified us of its expected inability to make payments in accordance with the terms of the promissory note. We are currently re-negotiating the note to provide for an extended term and a quarterly payment schedule that is based on a percentage of KD Medical Inc.'s gross revenues plus monthly payments of accrued interest.

We believe that our cash, cash equivalents and short-term investments and any net proceeds and interest earned thereon from the proposed offering of our common stock to be made pursuant to the Registration Statement on Form S-3 filed on February 7, 2001, will be sufficient to meet the anticipated cash needs of our current business at least through calendar year 2002. We anticipate that our negative cash flow requirements from operations will continue to grow for the foreseeable future due to continued net losses, increased accounts receivable and inventory as a result of expected growth in product sales.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. We do not believe that the impact from foreign currency exchange rate fluctuations will have a material impact on our financial statements. The net impact of foreign exchange activities on earnings was immaterial for the three- and six-month periods ended December 31, 2000 and 1999, respectively. Interest rate exposure is primarily limited to the $14.5 million of cash equivalents and short-term investments owned by us. Such securities are debt instruments that generate interest income for us on excess cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term, typically less than twelve-month, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

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

4.1 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene's Registration Statement on Form S-1 (File No. 333-2968))

(b) Reports on Form 8-K

Digene did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      DIGENE CORPORATION


Date:      February 7, 2001                      By:  /s/  Charles M. Fleischman
     --------------------------                     -----------------------------------
                                                           Charles M. Fleischman
                                                                 President,
                                                        Chief Operating Officer and
                                                          Chief Financial Officer
                                                       (Principal Financial Officer)


Date:      February 7, 2001                      By:  /s/  Joseph P. Slattery
     --------------------------                     -----------------------------------
                                                             Joseph P. Slattery
                                                           Vice President, Finance
                                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.        Description                                                      Page
   -----------        -----------                                                      ----

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

      3.2             Amended and Restated Bylaws (Incorporated by reference to
                      Exhibit 3.2 to Digene's Annual Report on Form 10-K for the year ended June 30, 1999)

      4.1 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene's Registration Statement on
                      Form S-1 (File No. 333-2968)