Form 10-Q
period 2001-03-31
DIGENE CORP
filed 2001-05-15
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _________

Commission file number 0-28194

DIGENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1536128

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

1201 Clopper Road Gaithersburg, Maryland	20878

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (301) 944-7000

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	May 11, 2001

Common Stock, par value $.01 per share	16,731,150

DIGENE CORPORATION

INDEX TO FORM 10-Q

Page

Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements -

Consolidated Balance Sheets –

March 31, 2001 and June 30, 2000	1

Consolidated Statements of Operations –

Three months ended March 31, 2001 and 2000;

Nine months ended March 31, 2001 and 2000	2

Consolidated Statements of Cash Flows –

Nine months ended March 31, 2001 and 2000	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations	6

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Part II. Other Information:

Item 5. Other Information	11

Item 6. Exhibits and Reports on Form 8-K	11

Signatures	12

Exhibit Index	13

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$9,776,709	$7,534,998

Short-term investments	7,331,085	12,678,819

Accounts receivable, less allowance of approximately $251,000 and

$263,000 at March 31, 2001 and June 30, 2000, respectively	4,772,987	4,787,278

Note receivable, short-term	—	240,000

Inventories	6,076,080	4,400,297

Prepaid expenses and other current assets	824,120	907,877

Total current assets	28,780,981	30,549,269

Note receivable, net of current portion	406,500	160,000

Property and equipment, net	3,273,077	3,032,088

Intangible assets, net	1,088,123	1,200,687

Deposits	959,298	842,922

Total assets	$34,507,979	$35,784,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,623,264	$3,828,138

Accrued expenses	1,053,992	1,026,600

Accrued payroll	1,269,614	1,426,604

Total current liabilities	5,946,870	6,281,342

Long-term debt	1,000,000	—

Deferred rent	199,410	78,756

Stockholders’ equity:

Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares

issued and outstanding	—	—

Common stock, $0.01 par value, 50,000,000 shares authorized, 16,727,000 and 16,173,538 shares issued and outstanding at March 31, 2001

and June 30, 2000, respectively	167,270	161,735

Additional paid-in capital	87,892,802	84,846,747

Deferred stock compensation	(72,309)	(96,411)

Accumulated deficit	(60,626,064)	(55,487,203)

Total stockholders’ equity	27,361,699	29,424,868

Total liabilities and stockholders’ equity	$34,507,979	$35,784,966

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Revenues:

Product sales	$9,003,659	$5,964,711	$23,395,694	$16,144,490

Research and development contracts	5,943	158,515	541,180	448,160

Total revenues	9,009,602	6,123,226	23,936,874	16,592,650

Costs and expenses:

Cost of product sales	2,891,419	2,192,569	8,916,091	5,502,536

Research and development	1,986,729	1,791,766	5,933,980	4,169,466

Selling and marketing	3,442,318	2,796,040	8,725,233	7,546,192

General and administrative	2,603,525	1,707,336	6,211,271	4,635,657

Amortization of intangible assets	37,522	37,522	112,565	112,565

Loss from operations	(1,951,911)	(2,402,007)	(5,962,266)	(5,373,766)

Other income (expense):

Other income (expense)	3,542	526,212	601	486,862

Interest income	345,175	294,970	923,868	720,500

Interest expense	(6,384)	(442)	(7,287)	(540)

Loss from operations before income taxes	(1,609,578)	(1,581,267)	(5,045,084)	(4,166,944)

Provision for income taxes	35,960	51,426	93,777	170,040

Net loss	$(1,645,538)	$(1,632,693)	$(5,138,861)	$(4,336,984)

Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.31)	$(0.29)

Weighted average shares outstanding	16,686,772	15,873,924	16,497,923	15,053,100

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2001	2000

	(Unaudited)
Operating activities

Net loss	$(5,138,861)	$(4,336,984)

Adjustments to reconcile net loss to net cash used in

operating activities:

Depreciation and amortization of property and equipment	1,026,969	750,485

Amortization of intangible assets	112,565	112,565

Compensation expense related to stock options	24,102	47,475

Changes in operating assets and liabilities:

Accounts receivable	7,790	(2,819,718)

Inventories	(1,675,783)	(500,406)

Prepaid expenses and other current assets	83,757	12,120

Deposits	(116,376)	(753,309)

Accounts payable	(204,874)	1,171,433

Accrued expenses	27,392	273,447

Accrued payroll	(156,990)	(59,118)

Deferred rent	120,654	—

Net cash used in operating activities	(5,889,655)	(6,102,010)

Investing activities

Purchases of short-term investments	(10,810,494)	(19,216,523)

Maturities of short-term investments	16,158,228	7,922,687

Capital expenditures	(1,267,958)	(1,331,858)

Net cash provided by (used in) investing activities	4,079,776	(12,625,694)

Financing activities

Net proceeds from issuance of Common Stock	—	10,403,904

Exercise of common stock options	3,051,590	1,259,521

Proceeds from note payable	1,000,000	—

Net cash provided by financing activities	4,051,590	11,663,425

Net increase (decrease) in cash and cash equivalents	2,241,711	(7,064,279)

Cash and cash equivalents at beginning of period	7,534,998	13,934,415

Cash and cash equivalents at end of period	$9,776,709	$6,870,136

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Digene Corporation (Digene) for the three- and nine-month periods ended March 31, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2000 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Inventories consist of the following:

	March 31,	June 30,
	2001	2000

Finished goods	$2,537,321	$1,737,163

Work in process	3,911,978	2,622,741

Raw materials	1,602,642	1,295,015

	8,051,941	5,654,919

Obsolescence reserve	(1,975,861)	(1,254,622)

	$6,076,080	$4,400,297

3. Marketing and Distribution Agreement

On April 30, 2001, Digene terminated the Marketing and Distribution Agreement between Digene and Abbott Laboratories (Abbott) as it applies to Digene’s human papillomavirus DNA tests and accessories and converted the distribution rights under the Marketing and Distribution Agreement for the Digene Hepatitis B DNA tests to non-exclusive for the remainder of the term of the Agreement. Prior to such action, Abbott was the exclusive distributor of Digene’s human papillomavirus and Hepatitis B DNA tests in Europe, Africa and the Middle East. The Agreement provides for a non-exclusive, twelve-month wind-down distribution period for the human papillomavirus tests.

4. Subsequent Event

On April 30, 2001, Digene entered into a co-exclusive distribution agreement with Roche Molecular Systems, Inc. (Roche) for Digene’s human papillomavirus DNA tests in Europe, the Middle East and Africa. Roche has made an up front payment convertible into Digene equity under certain circumstances and minimum purchase commitments for Digene’s HPV products through June 30, 2002.

5. Sale of Product Line — KD Medical Promissory Note

On March 24, 2000, Digene completed the sale of its Molecular Biology Reagents (MBR) product line and related assets to KD Medical, Inc. (KD Medical). This transaction involved the sale of its MBR product line and the associated manufacturing equipment, as well as the raw material and finished goods inventory for the product line. As consideration for this sale, Digene received $200,000 in cash and a promissory note in the amount of $400,000 payable in monthly installments of $20,000 plus 8% accrued interest from July 1, 2000 through February 1, 2002. A gain of approximately $515,000 was recorded on the sale of this product line, which is included as Other income (expense) in the Consolidated Statements of Operations for the period ended March 31, 2000. In October 2000, KD Medical notified Digene of its expected inability to make payments in accordance with the terms of the promissory note. On February 1, 2001, Digene re-negotiated the note to consolidate the current outstanding principal balance and accrued interest due thereon as of February 1, 2001. The amended promissory note in the amount of $406,500 is payable in monthly installments of $2,700, commencing on March 10, 2001 and on the tenth day of each month thereafter, with the payment credited first against interest on the unpaid principal amount at a rate of 8% per annum, and the balance of each payment being applied to the unpaid principal balance. In addition to the monthly $2,700 payment, commencing on April 10, 2001 and on the tenth day of the first month in each quarter thereafter, KD Medical will pay an amount calculated as a percentage (ranging from 2% to 15%) of its gross sales over a base amount. The unpaid principal balance, together with accrued interest, is payable in full on January 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems, using our patented Hybrid Capture technology, for the screening, monitoring and diagnosis of human diseases. Since our inception, we have incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products and the expansion of our manufacturing facilities and our global sales and marketing activities.

Our revenues to a significant extent have been derived from the sales of our HPV tests, which, for fiscal year 2000, accounted for 43% of total revenues and, for the nine months ended March 31, 2001, accounted for 50% of total revenues. We expect that the growing acceptance of our HPV tests in both the United States and abroad will accelerate the growth in revenues from our HPV tests in the future.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2000. Some of the information that follows are not statements of historical fact, and reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; uncertainty of future profitability and cash generation from operations; dependence on Roche Diagnostics and Abbott Laboratories as our principal European distributors and dependence on Abbott Laboratories as our distributor for our chlamydia and gonorrhea products in the United States; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; our ability to scale up our manufacturing as product sales increase; uncertainty regarding patents and proprietary rights in connection with our products; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; uncertainty of clinical trial results for our products under development; delay in or failure to obtain regulatory approvals for our products in development; our ability to obtain requisite additional financing to fund our operations beyond fiscal year 2002; and other factors as set forth under the caption “Additional Considerations” in our Annual Report on Form 10-K for the year ended June 30, 2000.

Results of Operations

Product sales increased to approximately $9,004,000 for the three-month period ended March 31, 2001 from approximately $5,965,000 for the corresponding period in 2000. The increase was due primarily to growth in sales of our human papillomavirus (HPV) products (representing 74% of the increase in total product sales and an 81% increase in sales of HPV products for the three months ending March 31, 2001 over the corresponding period in 2000) and growth in sales of our equipment products (representing 21% of the increase in total product sales and a 58% increase in sales of equipment for the three months ending March 31, 2001 over the corresponding period in 2000). The majority of the growth in HPV products sales was due to increased sales in the United States (167% increase over HPV product sales in the corresponding period in 2000), with marginal increased sales in international markets (5% increase over HPV product sales in the corresponding period in 2000).

Product sales increased to approximately $23,396,000 for the nine-month period ended March 31, 2001 from approximately $16,144,000 for the corresponding period in 2000. The increase was due primarily to the growth in sales of our HPV products (representing 71% of the increase in total product sales and a 76% increase in sales of HPV products for the nine months ending March 31, 2001 over the corresponding period in 2000) and growth in sales of our equipment products (representing 25% of the increase in total product sales and a 65% increase in sales of equipment for the nine months ending March 31, 2001 over the corresponding period in 2000). The majority of the growth in HPV products sales was due to increased sales in the United States (155% increase over HPV product sales in the corresponding period in 2000), with marginal increased sales in international markets (10% increase over HPV product sales in the corresponding period in 2000).

Research and development contract revenues decreased to approximately $6,000 for the three-month period ended March 31, 2001 from approximately $159,000 for the corresponding period in 2000 and increased to approximately $541,000 for the nine-month period ended March 31, 2001 from approximately $448,000 for the corresponding period in 2000. The decrease in the three-month period was due primarily to a reduction in revenue under certain contracts, one of which provides for the payment of royalties. The increase in the nine-month period was due primarily to recognition of royalty revenue under one contract, partially offset by a reduction in research and development revenue under another contract.

Cost of product sales increased to approximately $2,891,000 and $8,916,000 for the three- and nine-month periods ended March 31, 2001, respectively, from approximately $2,193,000 and $5,503,000 for the corresponding periods in 2000. Gross margin on product sales increased to 68% for the three-month period ended March 31, 2001 from 63% for the corresponding period in 2000 and decreased to 62% for the nine-month period ended March 31, 2000 from 66% for the corresponding periods in 2000. The increase in gross margin percentage for the three-month period was due primarily to increased sales of HPV products in the United States at higher average unit prices than international sales, and the shift from equipment sales to higher-margin reagent sales in Europe. The decrease in gross margin percentage for the nine-month period was due primarily to the negative impact on product yield and quality during the six months ended December 31, 2000 associated with the relocation to our new facility, product mix, the impact of foreign exchange rates on our average unit prices and increases in inventory reserves, mitigated somewhat by improved sales of higher-margin HPV products in the United States during the three-month period ended March 31, 2001.

During the three- and nine-month periods ended March 31, 2001, respectively, we focused our research and development activities principally on: the development of our Rapid Capture™ System for automated processing or our Hybrid Capture® tests, initially related to chlamydia and gonorrhea; activities related to the preparation of FDA filings that we intend to submit to obtain market approval for the use of our Hybrid Capture 2 HPV Test as a primary cervical cancer screening test to be performed in conjunction with the Pap smear for women aged 30 and older; the development of a single-sample system that is expected to allow the simultaneous testing of HPV, chlamydia, gonorrhea, and other genetic and cellular material from a single patient sample; activities utilizing our Hybrid Capture technology for microarray-based genomics analysis in the areas of gene expression profiling, genotyping and molecular disease management; and the creation of our next generation of Hybrid Capture technology. Research and development expenses increased to approximately $1,987,000 and $5,934,000 for the three- and nine-month periods ended March 31, 2001, respectively, from approximately $1,792,000 and $4,169,000 for the corresponding periods in 2000. The increase in expenses was due primarily to increased purchases of laboratory supplies, which increased 115% and 98% for the three- and nine-month periods, respectively, personnel costs, which increased 27% and 25% for the three- and nine-month periods, respectively and facilities costs, which increased 26% and 142% for the three- and nine-month periods, respectively, partially offset by decreases in outside professional services and clinical trial expenses, which decreased 68% and 16% for the three- and nine-month periods, respectively.

Selling and marketing expenses increased to approximately $3,442,000 and $8,725,000 for the three- and nine-month periods ended March 31, 2001, respectively, from approximately $2,796,000 and $7,546,000 for the corresponding periods in 2000. The increase was due primarily to personnel costs, which increased 70% and 38% for the three- and nine-month periods, respectively, facilities costs, which increased 27% and 63% for the three- and nine-month periods, respectively and royalty costs, which increased 40% and 9% for the three- and nine-month periods, respectively, partially offset by decreases in costs of marketing programs of 20% and 14% for the three- and nine-month periods, respectively.

General and administrative expenses increased to approximately $2,604,000 and $6,211,000 for the three- and nine-month periods ended March 31, 2001, respectively, from approximately $1,707,000 and $4,636,000 for the corresponding periods in 2000. The increase was due primarily to professional fees, which increased 157% and 68% for the three- and nine-month periods, respectively, mainly as a result of recording expenses of approximately $500,000 related to the planned follow-on public offering of our common stock, which was withdrawn in March 2001. Additional increases included facilities costs attributable to increased rent and related expenses associated with our new facility to which we moved during the third quarter of fiscal 2000, which increased 37% and 54% for the three- and nine-month periods, respectively, and personnel costs, which increased 17% and 27% for the three- and nine-month periods, respectively.

Interest income increased to approximately $345,000 and $924,000 for the three- and nine-month periods ended March 31, 2001, respectively, from approximately $295,000 and $721,000 for the corresponding periods in 2000. The increase was due to higher average cash and cash equivalents balances, primarily as a result of the investment of the proceeds of our private placement completed in December 1999, partially offset by negative cash flows from operations.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $60,626,000 at March 31, 2001. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. We have experienced negative cash flows from operations of approximately $5,890,000 and $6,102,000 for the nine months ended March 31, 2001 and 2000, respectively.

Capital expenditures decreased to approximately $1,268,000 for the nine months ended March 31, 2001 from approximately $1,332,000 for the corresponding period in 2000.

In February 2000, we received an equipment loan facility of $1,000,000 from the State of Maryland. Approximately $503,000 worth of fixed asset additions, previously financed with cash, was converted to this facility during July 2000. The remaining $497,000 in funding available was converted to this facility during September 2000.

We refer you to Note 4 to our Consolidated Financial Statements for a discussion of amounts owed to us from KD Medical under a $406,500 promissory note.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through fiscal year 2002. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including the successful commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three and nine-month periods ended March 31, 2001 and 2000, respectively. Interest rate exposure is primarily limited to the approximately $17,100,000 of cash equivalents and short-term investments owned by us. Such securities are debt instruments that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term, typically less than twelve-month, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

PART II. Other Information

Item 5. Other Information

Recent Developments

      On April 30, 2001, Digene terminated the Marketing and Distribution Agreement between Digene and Abbott Laboratories (Abbott) as it applies to Digene’s human papillomavirus DNA tests and accessories and converted the distribution rights under the Marketing and Distribution Agreement for the Digene Hepatitis B DNA tests to non-exclusive for the remainder of the term of the Agreement. Prior to such action, Abbott was the exclusive distributor of Digene’s human papillomavirus and Hepatitis B DNA tests in Europe, Africa and the Middle East. The Agreement provides for a non-exclusive, twelve-month wind-down distribution period for the human papillomavirus tests.

      Also on April 30, 2001, Digene entered into a co-exclusive distribution agreement with Roche Molecular Systems, Inc. (Roche) for Digene’s human papillomavirus DNA tests in Europe, the Middle East and Africa. Roche has made an up front payment convertible into Digene equity under certain circumstances and minimum purchase commitments for Digene’s HPV products through June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

10.1*	Co-Promotion Agreement between Digene and Cytyc Corporation, dated January 17, 2001.

10.2*	Reseller Agreement between Digene and Tropix, Inc., dated July 22, 1996.

10.2(a)*	First Amendment to Reseller Agreement between Digene and Tropix, Inc., dated July 24, 1997.

10.2(b)*	Second Amendment to Reseller Agreement between Digene and Tropix, Inc., dated May 14, 1998.

*       Confidential treatment has been requested for certain provisions thereof pursuant to a Confidential Treatment Request filed May 15, 2001. Such provisions have been filed separately with the Commission.

(b) Reports on Form 8-K

Digene did not file any reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date: May 15, 2001	By: /s/ Charles M. Fleischman
Charles M. Fleischman

President,

Chief Operating Officer and

Chief Financial Officer

(Principal Financial Officer)

Date: May 15, 2001	By: /s/ Joseph P. Slattery
Joseph P. Slattery

Vice President, Finance

(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968).

10.1*	Co-Promotion Agreement between Digene and Cytyc Corporation, dated January 17, 2001.

10.2*	Reseller Agreement between Digene and Tropix, Inc., dated July 22, 1996.

10.2(a)*	First Amendment to Reseller Agreement between Digene and Tropix, Inc., dated July 24, 1997.

10.2(b)*	Second Amendment to Reseller Agreement between Digene and Tropix, Inc., dated May 14, 1998.

*       Confidential treatment has been requested for certain provisions thereof pursuant to a Confidential Treatment Request filed May 15, 2001. Such provisions have been filed separately with the Commission.