Form 10-K
period 2001-06-30
DIGENE CORP
filed 2001-09-27
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number 0-28194

DIGENE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1536128

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Clopper Road Gaithersburg, Maryland	20878

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 944-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

                                                 (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the last sale price of the registrant’s Common Stock on September 4, 2001, the aggregate market value of the 11,997,997 outstanding shares of voting stock held by non-affiliates of the registrant was $344,582,474.

     As of September 4, 2001, 16,830,521 shares of the registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Report on Form 10-K:

     1)   The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

		Page

Part I

Item 1.	Business	1

	Additional Considerations	19

Item 2.	Properties	28

Item 3.	Legal Proceedings	28

Item 4.	Submission of Matters to a Vote of Our Stockholders	28

Part II

Item 5.	Market for Our Common Equity and Related Stockholder Matters	30

Item 6.	Selected Consolidated Financial Data	31

Item 7.	Management's Discussion and Analysis of Financial Condition and Results

	of Operations	32

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 8.	Financial Statements and Supplementary Data	38

Item 9.	Changes in and Disagreements with Accountants on Accounting and	55

	Financial Disclosure

Part III

Item 10.	Directors and Executive Officers of the Registrant	55

Item 11.	Executive Compensation	55

Item 12.	Security Ownership of Certain Beneficial Owners and Management	55

Item 13.	Certain Relationships and Related Transactions	55

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56

PART I

ITEM 1. BUSINESS

Overview

     We develop, manufacture and market our proprietary gene-based testing systems for the screening, monitoring and diagnosis of human diseases. Our primary focus is in women’s cancers and infectious diseases. We have applied our proprietary Hybrid Capture® technology to develop a successful diagnostic test for human papillomavirus, or HPV, which is the primary cause of cervical cancer and is found in greater than 99% of all cervical cancer cases. We have created and are continuing to expand the worldwide market for human papillomavirus testing. In addition to our HPV Test marketing efforts, we are focusing our commercialization strategy in two areas: diagnostic testing and genomics research.

     In diagnostic testing, our goal is to become a global leader in gene-based testing systems for infectious diseases and cancers. Our strategy is to leverage our position as a pioneer in the human papillomavirus testing market, our Hybrid Capture technology and the knowledge acquired through our genomics research activities to develop additional tests for the early detection of diseases. In addition to our HPV Test, our product portfolio includes gene-based tests for the detection of chlamydia, gonorrhea, hepatitis B virus, or HBV, and cytomegalovirus, or CMV. We have established relationships with clinical laboratories, physicians and other healthcare professionals, developed primarily through our HPV Test marketing efforts, which will help us to sell these products. We expect to continue to utilize these relationships to market additional diagnostic products in development.

     In genomics research, our goal is to apply our unique technology platform to develop gene expression DNA microarray products and services, expand our clinical testing services for use in the pharmaceutical market and correlate proprietary gene-based information with clinical diseases.

Diagnostic Testing

     Diagnostic tests are used to inform physicians of the presence of a disease and provide critical information necessary for treatment. Diseases today are primarily classified based on physiological symptoms and indirect measurements that are obtained using conventional diagnostic methods and often bear little relationship to the underlying mechanism or cause of the disease.

     In many cases, conventional diagnostic tests also lack the sensitivity and specificity to provide definitive diagnoses during the early stages of disease. Sensitivity is typically the measure of a test’s ability to accurately detect the presence of disease. A false negative test result occurs when a patient who has disease is given a negative or normal diagnosis. Specificity is typically the measure of a test’s ability to accurately identify the target to be measured. A false positive test result occurs when a patient who does not have disease is given a positive or abnormal diagnosis. We believe sensitivity and specificity can be greatly enhanced by using gene-based information.

     We expect gene-based diagnostic tests will create a fundamental shift in both the practice of medicine and the economics of the diagnostics industry. Gene-based diagnostic tests will create an increased emphasis on preventative molecular medicine. Physicians will be able to use these tests for the early detection of disease and to treat patients on a personalized basis, allowing them to select the most effective therapy with the fewest negative side effects. Furthermore, companies that develop gene-based diagnostic tests may obtain intellectual property protection and, therefore, may generate higher margins.

     An Example: Gene-Based Testing in Cervical Cancer. Cervical cancer is the second most common cancer among women worldwide, with approximately 440,000 new cases reported annually. The treatment of cervical cancer after it reaches the advanced stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. If detected in the precancerous stage, a vast majority of cases of cervical cancer are preventable. The United States has a relatively low incidence of cervical cancer due to widespread use of cervical cancer screening and significant expenditures on screening infrastructure, which include sophisticated laboratory facilities, highly trained cytotechnologists and extensive regulatory oversight. Nonetheless, approximately 5,000 women die annually of this preventable disease. Outside the United States, limited resources and underdeveloped or non-standardized testing infrastructure often lead to underdiagnosis of cervical disease, resulting in a significantly higher incidence of cervical cancer.

     Pap smears have been the principal means of cervical cancer screening since the 1940s. Approximately 50 million Pap smears are performed annually in the United States, and we believe that 60 to 100 million are performed annually in the rest of the world. Follow-up testing and treatment is based on the classification of the Pap smear result. An equivocal, or ASCUS (Atypical Squamous Cells of Undetermined Significance), classification is given to Pap smear results that cannot be definitively classified as either normal or abnormal. This classification occurs in approximately 5% to 7% of all cases. Women with normal Pap smears do not undergo follow-up treatment beyond routine Pap smear testing. In general, women with abnormal Pap smears undergo a colposcopic examination (visual examination of the cervix with the aid of a colposcope). Most of these women also undergo biopsy at the time of colposcopy, and many go on to have any suspected lesions ablated (physically removed with a scalpel or cauterizing instrument). In practice, women with equivocal Pap smears undergo multiple, repeat Pap smears and many undergo colposcopy and biopsy, even though more than 75% of these women do not have cervical disease.

     In August 1999, the Journal of Pathology reported that human papillomavirus, a sexually transmitted virus, is the primary cause of cervical cancer and that 99.7% of cervical cancers contain cancer-causing human papillomavirus. Persistent infection with cancer-causing human papillomavirus types is a necessary precursor to virtually all cervical cancer. A test positive for human papillomavirus is more meaningful with increasing age because human papillomavirus infection is more likely to be persistent in more mature women. Scientific studies have shown that approximately 20% of women ages 30 and older with cancer-causing human papillomavirus have high grade cervical disease. Additionally, women ages 30 and older with persistent human papillomavirus infection and who do not have cervical disease are at significant risk of developing cervical disease in the future.

     Our gene-based HPV Test is a reproducible, objective test for the primary cause of cervical cancer that is not subject to the limitations of cytology. While our HPV Test is currently utilized domestically as a follow-up test to categorize equivocal Pap smear results, clinical studies have shown that our HPV Test, used in conjunction with the traditional Pap smear, has excellent diagnostic capabilities. Based on these studies, a woman with a negative Pap smear result and a negative HPV Test result can be virtually certain that neither cervical cancer nor its cause is present, alleviating patient anxiety and reducing healthcare costs.

     This example illustrates that gene-based diagnostic tests, such as our HPV Test, can create a fundamental shift in the practice of medicine and the economics of the diagnostics industry.

Genomics Research

     In the past, scientists may have spent decades studying the function of a single gene or protein, but it is now possible to study thousands of genes or proteins at the same time. In addition, researchers are currently moving away from individual DNA sequence analysis in a single experiment in favor of studying multiple gene interactions simultaneously. The study of multiple gene interactions significantly accelerates target discovery and characterization and reduces research and development costs. Analysis of multiple gene interactions is made possible by a DNA microarray platform, which is a surface collection of immobilized genes that can be simultaneously examined with specialized equipment. DNA microarrays enable high-throughput, parallel gene expression analysis and assessment of changes in a genome. We believe DNA microarray platforms will be used for genetic and genomics discovery strategies and to focus screening strategies on validating novel therapeutics and molecular diagnostic tests. DNA microarray screening will enable pharmaceutical companies to focus clinical trials on patients who are most likely to respond and to target effectively their drug development resources on patients with unmet medical needs.

     The DNA microarray market is comprised of microarrays and related equipment used to manufacture and analyze the microarrays. Currently, gene expression analysis accounts for 90% of the DNA microarray market.

Our Technology

     Our Hybrid Capture technology combines two of the most significant technologies in the life sciences industry, DNA/RNA probes and monoclonal antibodies, to allow rapid, standardized gene-based testing in virtually any laboratory setting. Our Hybrid Capture technology is unique, patented and proven in clinical practice.

How Our Technology Works To Detect DNA

     The following is an example of our Hybrid Capture technology using an RNA probe to detect DNA targets in five sequential stages. The entire process takes approximately three and one-half hours. Our Hybrid Capture technology also uses DNA probes to detect RNA targets.

1.	Release DNA from cells. Alkali is added to the clinical specimen to make the target DNA molecules single-stranded and accessible for hybridization.

2.	Hybridize DNA with RNA probe. The specimen is transferred to a container and a single-stranded RNA probe that is complementary to the target DNA sequence is added to the solution and heated. The RNA probe finds its complementary DNA target sequence and attaches or binds (hybridizes) to it, forming a double-stranded RNA:DNA hybrid complex. If there is no target DNA sequence in the sample, the RNA probe remains free in solution or unbound, and no RNA:DNA hybrid is formed.

3.	Capture RNA:DNA hybrids onto a solid phase. The sample is then transferred to a second container that has been coated with our proprietary antibodies that specifically recognize and bind to RNA:DNA hybrids. During this process, the RNA:DNA hybrids are captured or bound onto the microplate surface by the antibodies.

4.	React captured hybrids with multiple antibody conjugates. A second antibody is added to the solution, which recognizes and binds to the RNA:DNA hybrids that are captured onto the surface of the container. This antibody is labeled with alkaline phosphatase, a protein, that, in the presence of chemicals such as dioxetanes, produces light and acts as a signal amplification.

5.	Detect amplified chemiluminescent or fluorescent signal. The container is washed to remove all of the unbound or free components while the RNA:DNA hybrids and the labeled antibody remain bound to the container. Chemicals are added that react with the alkaline phosphatase to produce light, and the light is detected with a highly sensitive instrument called a luminometer.

Advantages of Our Technology

     Our Hybrid Capture technology provides several advantages over existing technologies specific to the diagnostic testing and the genomics research markets.

Diagnostic Testing

•	Accuracy. In a clinical setting, tests based on our Hybrid Capture technology have proven to be superior to conventional diagnostic testing and to have sensitivity equal to or better than target amplification methods like polymerase chain reaction, with equal or better specificity. The results from the National Cancer Institute ASCUS Low-Grade Triage Study show that our HPV Test is 96% sensitive versus 85% for the Pap smear, with similar specificity. In addition, our Hybrid Capture 2, or HC 2, Chlamydia Test is capable of detecting chlamydia in up to 98% of the cases in which the disease is present. Tests based on our Hybrid Capture technology are highly reproducible and minimally susceptible to clinical variability.

•	Single-Sample, Multi-Test Efficiency. We are the first to develop FDA-approved or cleared tests that detect human papillomavirus, chlamydia and gonorrhea from a single patient sample. The ability to perform multiple tests from a single patient sample provides greater convenience for patients and physicians, may reduce healthcare costs associated with frequent patient visits and testing, and improves efficiency.

•	Patient Care. Our tests help diagnose the presence or extent of disease at an early stage and clarify uncertain test results obtained under other diagnostic methods. For example, our HPV Test enables patients who are at risk of high-grade cervical disease to receive treatment early on, reduces patient anxiety associated with uncertainty and eliminates unnecessary invasive procedures. In addition, our tests can monitor the progression of a disease, detect an individual’s predisposition to a disease and in the case of our blood virus tests, determine a patient’s response to a specific treatment.

•	Cost Effectiveness. The higher accuracy and sensitivity of our tests may reduce the overall patient management costs and eliminate costs associated with late diagnosis of disease, equivocal test results and false negative diagnoses. This potential for cost reduction arises because the higher accuracy reduces the need for follow-up exams, allows healthcare resources to be focused on patients who have, or are at a higher risk of developing, disease, and avoids the expenditure of resources on those patients at least risk. In addition, the simple form and automation capabilities of our tests allow ease of laboratory use, reducing overall processing costs.

Genomics Research

•	Industry Standardization. Researchers have indicated a strong desire for a standardized hybridization and detection system that can be universally applied across a variety of DNA microarray platforms so that comparable data can be obtained from experiment to experiment and laboratory to laboratory. We believe that our Hybrid Capture technology has the potential to become a widely used method for detection of gene expression and testing for genetic variation.

•	Quality of Results. Our universal hybridization and detection technology is highly sensitive and reproducible because of its use of signal amplification and, therefore, is less prone to error than target amplification methods.

•	Flexibility. The open platform of our Hybrid Capture technology is compatible with a variety of sample types including DNA, RNA, messenger RNA and unpurified cellular material. Our Hybrid Capture technology can measure all RNA levels, even those found in bacteria and other prokaryotic organisms, which cannot be detected using other amplification methods.

•	Cost Effectiveness. Application of our Hybrid Capture technology for hybridization and detection requires minimal sample processing without the limitations typical of polymerase chain reaction sample processing. Thus, our simple chemistry eliminates the need for laborious sample handling, thereby significantly reducing the cost per test.

Products

     Our Hybrid Capture technology is the basis for all of our gene-based testing systems. Today, our products include diagnostic test kits and we are developing genomics research products and services for clinical testing and pharmaceutical research.

     We have developed two versions of our gene-based testing systems, the Hybrid Capture 1, or HC 1, and HC 2 systems. The HC 1 system, our first-generation DNA hybrid detection system, tests individual samples in polystyrene tubes. HC 1 is used for our CMV Test and lower-volume testing for our HBV and HPV Tests. The HC 2 system, which is currently available for our HPV, chlamydia and gonorrhea tests, uses a 96-well microplate format that permits simultaneous screening of multiple samples from a single plate. The HC 2 system is more efficient, less expensive and easier to use than the HC 1 system. Our diagnostic kits include proprietary biochemicals and consumables. We also provide instrumentation systems and proprietary consumables required for specimen collection, automation, detection and analysis.

     We are developing products and services for genomics and pharmaceutical research based on our Hybrid Capture technology. Our Hybrid Capture Expression Analysis System, or HC EAS, marketed by Applied Biosystems as Xpress Screen™, is offered as both a reagent kit and screening service. The kit includes reagents, a coated microplate and custom probes and control reagents that have been optimized for specific research applications. HC EAS is based on a 96-or 384-well microplate format and provides ultra-sensitive detection of messenger RNA for high-throughput gene expression screening. We are developing our first reagent products for DNA microarray analysis that will include Hybrid Capture reagents kits and standards for gene expression profiling on low, moderate and high-density spotted and commercial DNA microarray systems.

Diagnostic Products

     The following table summarizes the commercial and regulatory status and potential worldwide market of our Hybrid Capture diagnostic tests:

Our Current Hybrid Capture Diagnostic Tests(1)

Potential
Worldwide
Disease Target	United States	Outside United States	Market

Human papillomavirus	Approved by the FDA and marketed as an adjunct to Pap smears for cervical cancer screening for ASCUS classifications.	Marketed as a primary test for cervical cancer screening. Distributed in Europe, Africa and the Middle East by Roche and Abbott.	100-150 million(2)

Chlamydia and Gonorrhea	Cleared by the FDA in March 2000. Preparations for marketing launch by Abbott are ongoing.	Marketed. Distributed in Europe, Africa and the Middle East by Abbott.	89 million(3) (chlamydia) 62 million(3) (gonorrhea)

Hepatitis B virus	Available for research use only.	Marketed. Distributed in Europe, Africa and the Middle East by Abbott.	350 million(4)

Cytomegalovirus	Cleared by the FDA and marketed for diagnosing infection in organ transplant, bone marrow transplant and HIV-positive patients.	Marketed. Distributed in Europe, Africa and the Middle East by Abbott.	1 million(5)

(1)	Some of our products and product candidates have not received marketing approvals or clearance from the FDA or the applicable foreign authorities. There can be no assurance that any such products or product candidates will receive approvals or clearance on a timely basis, if at all.

(2)	Represents estimate of the total number of Pap smears performed annually.

(3)	Represents estimated number of new cases worldwide on an annual basis.

(4)	Represents estimated number of cases worldwide of chronic hepatitis B virus infection.

(5)	Represents estimated number of cases worldwide of active cytomegalovirus infection.

     Our HPV Test. Major medical authorities worldwide now recognize that human papillomavirus is the primary cause of cervical cancer and the most common sexually transmitted virus. There are more than seventy distinct human papillomavirus types, approximately twenty-three of which are specific to the genital tract of both males and females. Human papillomavirus types that infect the genital tract can be divided into two categories, high-risk and low-risk, which indicate the chances of developing cervical cancer. Cancer-causing human papillomavirus types have been found in more than 99% of cervical cancers and can only be detected with a gene-based diagnostic test. Our HPV Test is the only FDA-approved and commercially available test for the detection of human papillomavirus.

     Our HC 2 HPV Test contains individual RNA probes that are mixed into cocktails of the significant cancer-causing, high-risk human papillomavirus types (types 16, 18, 31, 33, 35, 39, 45, 51, 52, 56, 58, 59, and 68), and low-risk human papillomavirus types which are not linked to the development of cervical cancer (types 6, 11, 42, 43 and 44). We also recently commercialized our High-Risk HPV Test to detect the presence of only the high-risk human papillomavirus types. All of our HPV tests use a signal amplification process to detect small amounts of the human papillomavirus collected from the cervix. The test kit consists of RNA probes to specific human papillomavirus types, antibodies, detection reagents and either polystyrene tubes or 96-well microplates coated with antibodies.

     Our HPV Test is prescribed by a gynecologist or other healthcare professional. The healthcare professional collects the specimen by inserting the collection brush into the cervix, rotating the brush to collect cells, removing it and placing it into the transport tube device. The device is then sent to the laboratory, where specialized software programs provided with the HC 2 system produce results processed by a lab technician. The laboratory subsequently reports the test results to the physician using standard reporting procedures and the physician advises the woman of the test results and the appropriate follow-up treatment. The entire process can be completed in one day but is typically performed in two to three days. When our test is used with a liquid-based Pap smear, the entire process is the same except that only one specimen is collected for both our HPV Test and the Pap smear, permitting the laboratory to automatically perform follow-up human papillomavirus testing (reflex testing) should the woman have an equivocal or abnormal Pap smear test result.

     Primary Cervical Cancer Screening. Our gene-based, objective HPV Test eliminates most limitations of the Pap smear. Our HPV Test is a reproducible, predictive test for the primary cause of cervical cancer that is not limited by cytology. In the United States, we are currently marketing our HPV Test as a follow-up test to equivocal Pap smears. We intend to establish it as the primary screen for cervical disease, initially in conjunction with the Pap smear and later independent of the Pap smear. Our HPV Test together with the Pap smear has excellent diagnostic capabilities. Internationally, we are working to replace the Pap smear with our HPV Test for primary screening.

     On December 8, 2000, the FDA’s Microbiology Devices Panel of the Medical Devices Advisory Committee held a public hearing to discuss and make recommendations on issues concerning the types of information necessary to determine the effectiveness of in vitro diagnostic devices that detect human papillomavirus in women thirty years or older when these devices are used: (1) in conjunction with the Pap smear to increase the effectiveness of Pap smear screening for cervical cancer, and (2) without the Pap smear to determine a woman’s risk of cervical cancer. Preliminary scientific studies presented at the meeting indicated that the use of human papillomavirus testing in conjunction with the Pap smear for women ages thirty and older may allow physicians to better determine their patient’s risk for developing cervical cancer and to provide the appropriate follow-up treatment, including further HPV and Pap smear testing, reducing patient anxiety associated with repeat Pap smears and the need for unnecessary invasive procedures.

     Over the last several years, many general population screening studies using our HPV tests have been conducted by prominent medical professionals and academic and government institutions throughout the world, including the National Cancer Institute, Columbia University and the Cleveland Clinic Foundation. The majority of these studies assessed the usefulness of our HPV Test in comparison to the Pap smear for women ages thirty and older. The following table, derived by us from these studies, demonstrates the superior performance of our HPV Test when used for primary general population screening alone, or in combination with Pap smear testing, to detect underlying cervical disease as compared with the Pap smear alone. In all studies, human papillomavirus testing alone, and in combination with the Pap smear, is superior to the Pap smear alone in detecting underlying cervical disease. The data show a minor decrease in specificity for cervical disease with the two tests combined. Nevertheless, women ages thirty and older who test positive for human papillomavirus and who do not have cervical disease are at significant risk of developing cervical disease in the future.

Performance Comparison of our HPV Test and the Pap Smear

								Negative
		Sensitivity			Specificity			Predictive Value
		(%)			(%)			(%)

	# of
	Women	PAP	HPV	HPV +	PAP	HPV	HPV +	PAP	HPV	HPV +
	In Study	Alone	Alone	PAP	Alone	Alone	PAP	Alone	Alone	PAP

Population
Western European 1	7,592	51.6	96.3	100.0	98.5	96.2	95.1	99.8	100.0	100.0

Western European 2	9,761	78.0	98.2	100.0	95.7	92.7	*	99.9	100.0	100.0

Western European 3	5,671	74.6	100.0	100.0	95.0	88.9	*	99.7	100.0	100.0

Latin American 1	6,115	58.4	94.8	97.4	98.7	93.9	93.4	99.5	99.9	100.0

Latin American 2	6,176	77.9	89.7	94.1	94.1	94.0	89.9	99.7	99.9	99.9

African	2,925	84.1	89.7	92.5	86.4	80.0	76.4	99.3	99.5	99.6

Asian	1,936	97.6	100.0	100.0	76.3	83.0	68.0	99.9	100.0	100.0

U.S.	1,040	50.0	100.0	100.0	97.6	96.2	95.5	99.9	100.0	100.0

*	Not reported.

     The human papillomavirus testing in these studies was conducted using our HC 2 HPV Test except for the Latin American 2 study, which also used our earlier-generation HC 1 HPV Test. The variation in results is partially attributable to the subjective methods of determining and adjudicating actual underlying disease in the tested population.

     These studies illustrate that the negative predictive value of human papillomavirus testing alone and human papillomavirus testing in combination with the Pap smear is higher in all studies than the Pap smear alone. The negative predictive value is a measure of how often a test result showing no disease is actually correct. This high negative predictive value assures women and their physicians that a negative result indicates that a woman does not currently have cervical disease or human papillomavirus infection. If a woman tests negative for human papillomavirus using our HPV Test and receives a negative Pap smear result, there is virtually no chance that she has cervical disease; in each of the studies the negative predictive value of human papillomavirus testing in conjunction with the Pap smear was at least 99.6%. Small improvements in negative predictive value when extrapolated over large populations represent thousands of cases of cervical cancer left undetected by the Pap smear. The predictive nature of human papillomavirus testing permits healthcare providers to classify women who test negative for human papillomavirus as being unlikely to develop cervical disease in the foreseeable future. This may safely permit increased screening intervals for such women, saving total costs for the healthcare provider and permitting the allocation of resources to those women who currently have cervical disease or are at significant risk for developing cervical disease in the future.

     Furthermore, these studies show the variability in the Pap smear’s sensitivity from 50.0% to 97.6%, which demonstrates one of the key limitations of cytology and the Pap smear.

     Clinical Trial Data. Clinical evidence published in medical journals and presented at important medical meetings has validated our products and technology platform and the role of human papillomavirus in cervical cancer. These studies include:

•	June 2001: a study involving 7,932 women in France, and published in The British Journal of Cancer, revealed that HPV testing on its own was 100% sensitive in detecting high-grade cervical lesions compared to 68% for the traditional Pap smear.

•	March 2001: results of a National Cancer Institute ASCUS Low-Grade Triage Study showed that human papillomavirus testing for women with equivocal Pap smear results was 96% sensitive for women with disease, although the sensitivity of the Pap smear was 85%;

•	January 2000: the Journal of the American Medical Association reported that two independent studies, one performed by the National Cancer Institute (involving 8,539 women in Costa Rica) and one by Columbia University (involving 1,415 women in Cape Town, South Africa), showed human papillomavirus testing was significantly more reliable for detecting high-grade cervical lesions;

•	December 1999: a German study involving 247 women published in The Lancet found that self-collection of cervical specimens by women is a reliable method of testing for human papillomavirus using our HPV tests;

•	November 1999: a study involving 118 women published in the New England Journal of Medicine confirmed that persistent human papillomavirus infection causes cervical cancer and a test for human papillomavirus DNA can predict the risk of cervical cancer among women with normal Pap smears;

•	September 1999: a study involving 2,988 women in the United Kingdom published in The British Journal of Cancer demonstrated the high (95%) sensitivity of our test compared with the Pap smear (79%) in screening women over age thirty-five for cervical disease;

•	August 1999: a 22-country study completed by the International Agency for Cancer Research confirmed that human papillomavirus is the cause of cervical cancer in 99.7% of cases worldwide; and

•	July 1999: a study involving 1,518 European women published in The British Journal of Cancer confirmed the high sensitivity (98%) of our HPV Test.

     The results of multiple clinical studies confirming the benefits of human papillomavirus testing using our HPV tests were presented, in July 2000, at the 18th International Papillomavirus Conference in Barcelona, Spain and in December 2000 before the FDA’s Microbiology Devices Panel of the Medical Devices Advisory Committee. Additionally, at a Conference in February 2001 sponsored by the London-based Economists Advisory Group, and in an economics study published in a June 2001 issue of the Journal of the American Medical

Association, findings from clinical studies showed HPV testing using Digene’s HC 2 HPV Test was a cost-effective method of testing, even in low-resource settings.

     In addition, we have participated in human papillomavirus clinical trials involving an aggregate of approximately 90,000 women on four continents for which the final results are being prepared for publication. These studies have been conducted by prominent medical professionals and academic and government institutions throughout the world, including the National Cancer Institute, Columbia University, the Johns Hopkins University and the Cleveland Clinic Foundation. A majority of the studies were designed to assess the usefulness of our HPV Test in comparison to the Pap smear for women over age thirty. We believe that the completion and publication of the results of these clinical trials should help to accelerate further adoption of our HPV Test. The following is a summary of these trials:

County	Lead Investigator	Size	Trial Description

North America
United States	National Cancer Institute	5,000	ALTS Borderline Pap Trial (1)

Untied States	Johns Hopkins University	1,000	HPV Primary Screening (2)

Mexico	Johns Hopkins University; Mexican Government	7,500	HPV Primary Screening (2)
Europe
Netherlands	Free University of Amsterdam	40,000	HPV Primary Screening (3)

United Kingdom	Imperial Cancer Research Fund	10,000	HPV Primary Screening (3)

Germany	Universities of Hanover and Tübingen	8,000	HPV Primary Screening (2)
Other
Russia	University of Turku, Finland	12,000	HPV Primary Screening (3)

Brazil	University of Riio Grande do Soul	2,000	HPV Primary Screening (3)

Argentina	Institut Papanicolaou	1,000	HPV Primary Screening (2)

(1)	Trials have been completed and initial results have been published; awaiting publication of additional results.

(2)	Trials have been completed and the results are being prepared for publication.

(3)	Trials are in process.

     Regulatory and Reimbursement Milestones. The FDA approved our HC 2 HPV Test for the detection of human papillomavirus in March 1999. In March 2000, the FDA approved our High-Risk HC 2 HPV Test. These approvals followed premarket approvals, or PMAs, to test for the presence of human papillomavirus in women with equivocal Pap smears in April 1995, and, in 1997, a PMA supplement for the use of our HPV Test using the ThinPrep Pap Test sample collection system. We intend to submit PMA supplements to the FDA during fiscal 2002 to obtain market approval for the use of our HC 2 HPV Test as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap smear for women ages 30 and older. Outside of the United States, we can market our HPV Test for use in all European countries, in South America, and in all major Asian countries except for Japan, where approval is currently pending.

     In the United States, the American Medical Association has assigned specific Current Procedural Terminology, or CPT codes, necessary for reimbursement, for human papillomavirus testing, and the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care

Financing Administration, or HCFA) has established Medicaid and Medicare reimbursement for our HPV Test. Third-party payors and managed care entities that provide health insurance coverage to 200 million people currently authorize reimbursement for our HPV Test, up from 50 million people in fiscal 1999 and 140 million people in fiscal 2000. Reimbursement is now available from more than 90 payors, including Aetna U.S. Healthcare, United Healthcare, Kaiser Permanente and more than 30 Blue Cross/Blue Shield plans.

     Outside the United States, we work with a network of distributors to establish reimbursement from third-party payors in their respective territories. We, together with our distributors, have established reimbursement for our HPV Test in Germany, the Czech Republic and Brazil. In Europe, Africa and the Middle East, we are working closely with Roche Molecular Systems on advocacy efforts and with government and ministry officials to establish appropriate reimbursement coverage for our products in the major countries in such territories.

     Our Other Infectious Disease Tests. Chlamydia is the most common sexually transmitted disease in the United States and is a major health problem worldwide, with approximately 89 million new cases reported annually. Genital chlamydia infection, if left untreated, has serious potential consequences, including infertility, ectopic pregnancy, cervicitis and pelvic inflammatory disease. Gonorrhea, with approximately 62 million new cases reported annually worldwide, is the second-most common sexually transmitted disease in the United States and may result in severe genital complications in both women and men if left untreated. If properly detected, both chlamydia and gonorrhea are easily treatable with low-cost antibiotic therapy. Nevertheless, routine and broad-based screening for chlamydia and gonorrhea has been limited by the insufficient sensitivity of some culture methods, the invasive and cumbersome specimen collection methods frequently used and the time and cost associated with performing these tests.

     Our chlamydia and gonorrhea tests are prescribed and performed by a gynecologist or other healthcare professional using the same methods used to perform our HPV Test. We are the first to provide FDA-approved tests for the simultaneous detection of chlamydia and gonorrhea infections, in addition to human papillomavirus, from a single patient sample. We believe the ability to perform multiple tests from a single patient specimen provides greater convenience to patients and their physicians and reduces healthcare costs by decreasing the frequency of patient visits and testing. Our Hybrid Capture tests detect the presence of both chlamydia and gonorrhea in women from cervical swabs, as well as in men through the collection of urine samples. Clinical studies on women have indicated that our HC 2 Chlamydia Test is capable of detecting chlamydia in up to 98% of the cases in which the disease is present and our HC 2 Gonorrhea Test is capable of detecting gonorrhea in up to 92% of the cases in which it is present.

     In 1999, our portfolio of chlamydia and gonorrhea tests was cleared for sale in almost every major European country and in Brazil and Argentina. In the United States, the FDA granted us 510(k) clearance for our HC 2 Chlamydia Test in October 1999; the FDA granted us 510(k) clearance for our HC 2 Gonorrhea Test in November 1999; and the FDA granted us 510(k) clearance for our combination HC 2 Chlamydia/Gonorrhea Test in March 2000. Abbott Laboratories, our distributor of these products in the United States, is currently in the process of launching these products.

     Our Blood Virus Tests. Blood viruses, such as hepatitis B virus and cytomegalovirus, are leading causes of morbidity and death and, previously, were untreatable. Rapid, accurate and ongoing detection of blood viruses and monitoring of viral load are essential for effective patient management. Over the last several years, antiviral therapies have been developed to treat these diseases. To maximize the efficacy of these expensive and sometimes toxic therapies, physicians rely on viral load monitoring to measure the level of virus present in the patient. By precise measurement of viral load and identification of patients who are not responding to therapy early in their treatment, physicians can tailor antiviral therapies through precise monitoring of individual responses, recognize when a patient develops drug resistance and project how quickly the infection will progress to chronic disease.

     We have developed unique testing products using our Hybrid Capture system to detect the presence of hepatitis B virus and cytomegalovirus. Our HBV Test and CMV Test are prescribed by a gastroenterologist, transplant surgeon or other healthcare professional. The healthcare professional draws a blood specimen from the patient. The specimen is then sent to the laboratory, where specialized software programs provided with the HC 1 and HC 2 systems process the results. The laboratory subsequently reports the test results to the physician using standard reporting procedures and the physician advises the patient of the test results and the appropriate follow-up treatment. Depending on the level of hepatitis B virus in the patient’s blood, antiviral therapy will be presented, modified or discontinued. For transplant patients, the level of cytomegalovirus in the blood is used to determine the presence or absence of cytomegalovirus infection. Patients with active cytomegalovirus infections are prescribed antiviral therapy. Transplant patients are typically monitored once per week for cytomegalovirus DNA for twelve weeks following the initial organ transplant.

     The FDA granted us 510(k) clearance for our HC 1 CMV Test in September 1998 and our HC 2 HBV Test received marketing approval in France and Switzerland in January 2000 and December 1999, respectively. Our CMV Test is the only DNA test cleared for the detection of cytomegalovirus by the FDA. Abbott Laboratories, one of the world’s leading providers of HBV tests, is selling our HBV and CMV products in Europe, Africa and the Middle East.

Genomics Research Products

     We are developing unique Hybrid Capture-based reagents and DNA microarray products and services to exploit microarray business opportunities in the pharmaceutical and clinical research markets. We believe that our Hybrid Capture technology has the potential to become a widely used method for detection of gene expression and testing for genetic variation. Our strategy is to capitalize on the competitive advantages of our Hybrid Capture technology to develop high-value tools to address key application areas, such as gene expression profiling, genotyping and molecular disease management. We currently have two new business initiatives underway:

•	We have applied our Hybrid Capture technology to develop products for high-throughput gene expression analysis on DNA microplate and microarray platforms. We plan to develop Hybrid Capture microarray hybridization and detection kits for ultra-sensitive gene expression analysis on commercial DNA microarray systems. Our first product is the HC EAS Test based on 96- and 384-well microplate platforms, which is currently marketed by our partner, Applied Biosystems, under the tradename “Xpress Screen.”

•	We offer clinical research testing services for gene-based analysis and assay development to support clinical trials. We believe expanding our clinical services will accelerate acceptance of our future products by creating early product awareness.

     We expect to commercialize our technology to researchers and commercial laboratories for gene analysis on DNA microarray chips and to pharmaceutical companies for high volume testing of a subset of specific genes. Based on knowledge gained from these efforts, we expect to identify and commercialize innovative gene-based tests to help maintain our leadership position in the infectious disease and cancer markets and to help us enter new diagnostic testing markets.

Sales and Marketing

     We focus our sales and marketing strategy on achieving broad market acceptance of our gene-based diagnostic tests. Our initial efforts have been in the cervical cancer field where we have established our HPV Test as a leading test for the primary cause of cervical cancer, and in cytomegalovirus and hepatitis B virus testing where we have established strong market positions. Over the last eighteen months, the majority of our sales and marketing investments have been directed to the launch of our HC 2 HPV Test and to build demand for our test among the medical profession, public health officials and consumers through a demand-creation marketing campaign.

     Increasing awareness of cervical cancer and our cost-effective solution is the first step in the demand-creation marketing campaign for our HPV Test. Our strategy has involved:

•	sponsoring, or participating in, major multi-center clinical trials to establish the clinical utility and cost effectiveness of our tests;

•	promoting the publication of the results of these trials in prestigious medical journals and communicating the results of these trials to the public and physicians through media awareness programs;

•	establishing the HPV Centers of Excellence program, a network of key opinion leaders and leading United States academic centers, which help educate physicians about the benefits of our HPV Test;

•	establishing widespread laboratory distribution for our HPV Test through direct sales programs, strategic alliances with major diagnostic companies and co-marketing programs with clinical reference laboratories;

•	working with managed care providers, national governments and reimbursement agencies to establish reimbursement; and

•	supporting women’s health advocacy groups to call for widespread use of our HPV Test and educating consumers about the benefits of human papillomavirus testing.

North American Market

     We currently market our products in the United States to clinical reference laboratories through a direct sales force supported by technical and customer service representatives. We market our HPV Test to physicians through joint marketing programs with clinical reference laboratories and through co-marketing arrangements with other strategic partners. For example, the largest laboratory providers in the United States, such as American Medical Laboratories, Laboratory Corporation of America, Quest Diagnostics, DIANON Systems and UniLab, all have active programs for automatic follow-up human papillomavirus testing of equivocal results from ThinPrep® Pap Test™ specimens. These laboratories represent approximately 40% of the United States Pap smear testing market. The combined single-sample approach, which was approved by the FDA in September 1997, enables the use of our HPV Test with Cytyc Corporation’s ThinPrep Pap Test to eliminate the need for a return office visit to collect a second sample for human papillomavirus testing.

     In January 2001, we entered into an exclusive agreement with Cytyc Corporation for the promotion of our HC 2 HPV Test for use with Cytyc’s ThinPrep Pap Test in the United States and Puerto Rico. We will jointly promote the benefits of testing for human papillomavirus with our HPV Test directly from Cytyc’s ThinPrep Pap Test sample collection vial. Initially, Cytyc’s greater than 100-person physician sales force will promote the combined products to approximately 30,000 practicing gynecologists in the United States for equivocal Pap smears. Subject to FDA submission and approval, we intend to co-promote the combined products as the most effective primary screening method for cervical cancer. The term of the agreement is until June 30, 2002 and will automatically renew until June 30, 2003, unless it is terminated earlier by either party.

     In fiscal 2001, Dynacare Inc., a leading national reference laboratory for Canada and MDS, Inc., a leading provider of diagnostic services in Canada, began offering our HC 2 HPV Test in Canada.

     During fiscal year 2000, we began our HPV Centers of Excellence program to facilitate the education of healthcare providers and women about the clinical applications of human papillomavirus DNA testing. Current participants in the HPV Centers of Excellence program include the Cleveland Clinic Foundation, Columbia University, the Johns Hopkins University, the Yale University Medical Center and the Arizona Cancer Center at the University of Arizona. In addition, we actively support the efforts of the American Medical Women’s Association and the National Cervical Cancer Public Education Campaign to educate women about the link between human papillomavirus and cervical cancer. We also support The National HPV and Cervical Cancer Prevention Resource Center, which prepares expert consensus statements, drafts clinical guidelines and operates patient hot lines.

International Markets

     Internationally, we are making significant progress in our efforts to establish our HPV Test for primary cervical cancer screening. In Germany, our largest European market, approximately 200 laboratories perform our HPV Test and acceptance of our test continues to grow. Our success in Germany is due to our coordinated sales and marketing program including: (i) a physician and laboratory education program consisting of establishing payment guidelines, clinical utility laboratory support, direct mail and web advertising, (ii) direct-to-consumer public awareness with celebrity advocates and (iii) government lobbying.

     In November 2000, the Czech Republic became the first European country to adopt human papillomavirus testing as a national primary screening test for cervical cancer. The Czech Republic also enacted legislation calling for full reimbursement of human papillomavirus testing by the National Health Insurance program. In the United Kingdom, our HPV Test is being used in a pilot program to use human papillomavirus testing as part of the national screening program for cervical cancer. In Mexico, we are working with the Mexican National Institute of Public Health, or NIPH, the Mexican Institute for Social Security, or IMSS, and the Johns Hopkins School of Public Health to complete a clinical trial involving 7,500 Mexican women in the State of Morelos to evaluate the use of the HPV test as a primary cervical cancer screening test. In addition, in June 2001 Rotary International launched a new humanitarian program called Test for Life that will use Digene’s HC 2 HPV Test to provide cervical cancer screening to more than one million women in Mexico during the five-year program.

     In Europe, Africa and the Middle East, we market and distribute all of our diagnostic products through Roche Molecular Systems, Inc. and its affiliates (“Roche”) and Abbott Laboratories. In May 1999, we entered into an exclusive marketing and distribution agreement with Abbott Laboratories for the sale and marketing of our HPV Test and other Hybrid Capture products in Europe, Africa and the Middle East and our HC 2 Chlamydia and Gonorrhea Tests in the United States. Abbott did not meet the HPV net sales thresholds established under the marketing and distribution agreement for calendar year 2000 and, on April 30, 2001, Digene terminated Abbott’s rights with respect to Digene’s HPV Test under the agreement. Such termination is subject to a 12 month non-exclusive wind-down period. In addition, Digene converted Abbott’s distributor status to non-exclusive for Digene’s HBV Tests under the agreement. On April 29, 2001, Digene entered into a letter agreement with Roche Molecular Systems, Inc., which establishes Roche as the co-exclusive distributor of Digene’s HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002. The end of the distribution term will be subject to a six month non-exclusive wind-down period. Under the agreement, Roche and Digene also agreed to evaluate opportunities for a broader relationship.

     In Brazil, our products are sold by Digene do Brasil LTDA, a majority owned subsidiary. We use independent distributors in the rest of South America, Asia and the remaining countries in which we sell our products. In Japan, our distributor, Mitsubishi Chemical Corporation, is working to obtain regulatory approval and reimbursement for our HPV, Chlamydia and Gonorrhea Tests.

Intellectual Property

     Patents and other proprietary rights are essential to our business. In May 2001 we received a United States patent for the Hybrid Capture assay from the United States Patent and Trademark Office. A foreign counterpart of this patent application has been granted in Europe, Japan and Australia. We have also filed United States patent applications relating to other aspects of our Hybrid Capture technology. We have an exclusive license with the University of Hawaii for two patents covering monoclonal antibodies for the detection of RNA:DNA hybrid complexes. We also have United States patents and pending patent applications, and corresponding foreign patents and patent applications, in the areas of direct DNA probe labeling, signal amplification and biotin-avidin probe chemistry and our continuous amplification method. The inventions claimed by these patents and applications may be used in our DNA probes and any patents that issue from such applications may provide some ancillary protection for specific aspects of our products. Under current law, patent applications filed in the United States after November 29, 2000 are published eighteen months after filing (unless no foreign counterparts are filed). Patent applications filed before November 29, 2000 are maintained in secrecy until patents are issued. Patent applications in some foreign countries are maintained in secrecy for a period of time after filing. Any additional United States patents or foreign patents relating to our Hybrid Capture technology or our products may not be issued to us on a timely basis, or at all.

     We hold four issued United States patents relating to human papillomavirus types 35, 43, 44 and 56. These patents expire in 2007. We have also filed corresponding foreign patent applications in countries such as Germany, France, Italy, the United Kingdom and Japan. We have licensed the patents relating to human papillomavirus types 35, 43 and 56 to Institut Pasteur (see cross license discussion below). In addition, we are the exclusive, worldwide licensee of a United States patent application and corresponding foreign patents and patent applications relating to human papillomavirus type 52 and a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types (see Georgetown license discussion below) as well as trade secrets relating to human papillomavirus type 58 (see Kanebo license discussion below).

     Through a cross license with Institut Pasteur, we have obtained a worldwide license to United States patents and patent applications and corresponding foreign patent applications relating to human papillomavirus types 39 and 42 and foreign patents and applications relating to human papillomavirus type 33. The United States patents expire in 2014 and 2016, respectively. In return, we have granted to Institut Pasteur a worldwide license to our three United States patents and corresponding foreign patents and applications relating to human papillomavirus types 35, 43 and 56. We have granted Institut Pasteur the right to extend the scope of the cross license to include the United States patent and corresponding patent applications relating to human papillomavirus type 44 at such time as Institut Pasteur shall have discovered and developed an additional human papillomavirus type which is equivalent in value to human papillomavirus type 44. In return for such an extension, we will receive a license to the new human papillomavirus type discovered and developed by Institut Pasteur. The cross license is non-exclusive. We believe that the cross license terminates on the last to expire of the underlying patent rights. Any prior termination of the cross license could have a material adverse effect on our business, financial condition and results of operations.

     On April 5, 2000, we entered into an exclusive worldwide license with Institut Pasteur relating to the genetic sequence of human papillomavirus types 68 and 70 (including the use of the United States patent relating thereto issued November 9, 1999 and expiring in 2016) and the detection of human papillomavirus types 68 and 70 using DNA testing methods. Under the license we can use our rights to develop and sell products using the licensed technology and pay royalties on such products. The term of the license expires upon expiration of the licensed patent, except that it continues for the commercial life of the products in countries where there is no licensed patent.

     Through a license with Georgetown University, we have obtained exclusive, worldwide rights to a United States patent application and corresponding foreign patents and patent applications relating to human papillomavirus type 52 and to a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. Unless terminated earlier, the Georgetown license will terminate upon the last to expire of the licensed patent rights. All of the issued foreign patents relating to human papillomavirus type 52 and the L1 related patent will expire in 2008. We are obligated to make royalty payments to Georgetown University based on the percentage of net sales of products incorporating the licensed technologies.

     Through a license with Kanebo, Ltd., we have obtained exclusive worldwide rights (except for Japan where Kanebo retained the right to grant a non-exclusive sublicense to Toray Industries, Inc.) relating to human papillomavirus type 58. Unless terminated earlier, the Kanebo license expires on the later to occur of January 1, 2010 or the expiration of any patent relating to human papillomavirus type 58 issued to Kanebo on its patent application.

Facilities and Manufacturing

     We lease approximately 90,000 square feet of office and manufacturing space in Gaithersburg, Maryland. Our lease expires December 31, 2009 and we have the ability to extend the lease for two five-year terms.

     We combine more than 200 biological reagents, inorganic and organic reagents and kit components to manufacture our finished test kits. Biological reagents include DNA and RNA probes, antibodies and detection reagents. These biological reagents are currently manufactured in our Gaithersburg facility, which received validation approval from the FDA in September 2000. We purchase many of these components and reagents from outside suppliers. We believe that we currently have sufficient manufacturing capacity for our existing demand and that the new facility will allow us to expand our production capability to satisfy demand for the foreseeable future.

     We have established a quality control program, including a set of standard manufacturing and documentation procedures, intended to ensure that, where required, our products are manufactured in accordance with quality systems regulations. We received ISO 9001 certification in June 1999.

Employees

     At June 30, 2001, we employed 193 persons, including 55 in research and development, 66 in manufacturing, including quality assurance, 31 in sales and marketing and 41 in accounting, finance, administration and regulatory affairs. Seventeen of our employees hold Ph.D. or M.D. degrees. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are good.

Principal Executive Offices

     We were incorporated in Delaware in 1987. Our principal executive offices are located at 1201 Clopper Road, Gaithersburg, Maryland 20878.

ADDITIONAL CONSIDERATIONS

We have incurred net losses to date and need to continue to spend substantial funds. We may not become profitable.

     We have had substantial operating losses since incorporation in 1987 and we have never earned a profit. At June 30, 2001, our accumulated deficit was approximately $62.0 million. These losses have resulted principally from:

•	expenses associated with our research and development programs;

•	our sales and marketing activities in the United States and abroad; and

•	other expenses, including administrative and facilities costs.

Historically, our net losses were $9,304,216 in fiscal year 1999, $6,767,206 in fiscal year 2000 and $6,480,997 in fiscal year 2001. We expect to continue to incur operating losses in fiscal year 2002 and we may be unable to generate sufficient revenues to become profitable around the end of fiscal year 2002 or thereafter.

Our HPV Test and other products may not be fully accepted by physicians, laboratories and health insurance providers.

     Our growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of our HPV Test as a primary cervical cancer screening method and as a follow-up screening method for women with equivocal Pap smears. This requires acceptance of our HPV Test as a clinically useful and cost-effective alternative to the Pap smear and follow-up procedures, such as repeat Pap smears, colposcopy and biopsy. A colposcopy is a procedure where the healthcare professional uses a low-magnifying microscope with a light source to visualize the cervix. Because human papillomavirus testing applies a new gene-based technology and testing approach, our HPV Test may not be readily accepted. Our products and product candidates, other than our HPV Test, are similarly dependent upon acceptance by physicians, laboratories and health insurance providers.

     Furthermore, technological advancements designed to improve quality control over sample collection and preservation and to reduce the Pap smear’s susceptibility to human error may increase physician reliance on the Pap smear and solidify its market position as the most widely used screen for cervical cancer. In particular, if marketed along with the Pap smear for primary screening in the United States, our HPV Test may be seen as adding unnecessary expense to the generally accepted cervical cancer screening methodology.

If third-party payors do not reimburse for our tests, our tests may not be used or purchased, thus negatively affecting our revenues.

     A significant portion of the sales of our products in the United States and other markets depend, in large part, on the availability of adequate reimbursement to users of our tests from government insurance plans, including Medicare and Medicaid in the United States, managed care organizations and private insurance plans. All of our FDA-approved products have some level of reimbursement coverage. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical tests incorporating new technology. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical suppliers to reduce their prices. Thus, third-party reimbursement may not be consistently available or financially adequate to cover the cost of our products. This could limit our ability to sell our products, cause us to reduce the prices of our products or otherwise adversely affect our operating results.

     Because each third-party payor individually approves reimbursement, obtaining such approvals is a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of our products to each payor separately with no assurance that such approval will be obtained. This process can delay the broad market introduction of new products and could have a negative effect on our revenues and operating results.

Our sales are highly dependent on two major international distributors.

     In May 1999, we entered into an exclusive marketing and distribution agreement with Abbott Laboratories for the sale and marketing of our HPV Test and other Hybrid Capture products in Europe, Africa and the Middle East and our HC 2 Chlamydia and Gonorrhea Tests in the United States. For fiscal years 1999, 2000, and 2001 we derived 50%, 39% and 28%, respectively of our total revenues from sales to Abbott. Abbott did not meet the HPV net sales thresholds established under the marketing and distribution agreement for calendar year 2000 and, on April 30, 2001, Digene terminated Abbott’s rights with respect to Digene’s HPV Test under the agreement. Such termination is subject to a 12 month non-exclusive wind-down period. In addition, Digene converted Abbott’s distributor status to non-exclusive for Digene’s HBV Tests under the agreement. On April 29, 2001, Digene entered into an agreement with Roche Molecular Systems, Inc., which establishes Roche as the co-exclusive distributor of Digene’s HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002.

     Our revenues and operating results could be hurt by:

•	the inability or unwillingness of Roche or Abbott to successfully market our products; or

•	the loss of Roche or Abbott’s sales and marketing infrastructure.

Our strategy to develop and commercialize our products and product candidates is dependent in part on collaborations with third parties. If we are unable to develop such collaborations or if these collaborations are not successful, our ability to derive revenues from these products will be hindered.

     We have entered into and intend to continue to enter into corporate collaborations for the development of new products, clinical collaborations with respect to trials using our products and product candidates and strategic alliances for the distribution and co-promotion of our Hybrid Capture systems and tests. We have entered into an agreement with Cytyc Corporation, as a co-promoter of our HPV Test in connection with their ThinPrep Pap Test in the United States and Puerto Rico. The Cytyc agreement may be terminated by either party in the event of a change of control, by the party not in breach or default in the event of a material breach or default, or at any time by a written agreement by both parties. Roche is a co-exclusive distributor of our HPV products in Europe, Africa and Middle East until June 30, 2002 with a six-month wind down period. Pursuant to our marketing and distribution agreement with Abbott Laboratories, Abbott is currently a non-exclusive distributor of our HBV Tests in Europe, Africa and the Middle East and the exclusive distributor of our Chlamydia and Gonorrhea Tests in the United States, Europe, Africa and the Middle East. If Abbott fails to achieve the net sales thresholds at intervals specified for our Chlamydia and Gonorrhea Tests, then we may, in our sole discretion, elect to convert Abbott’s distribution rights from exclusive to non-exclusive in the applicable territory with respect to such test for a designated period of time thereafter. Also, our agreement with Abbott may be terminated by the non-breaching party in the event of a material breach and, under certain circumstances, by Abbott in the event of a change in control of Digene. Our success depends in large part on the efforts of these third parties in performing their responsibilities.

     We may be unable to enter into arrangements necessary to develop and commercialize our products or realize any of the contemplated benefits from these arrangements. Furthermore, we may not derive revenues or profits from our collaborative or other arrangements.

Our international sales are subject to currency, market and regulatory risks that are beyond our control.

     For fiscal year 2001, we derived approximately 43% of our consolidated revenues from the international sales of our products and services in foreign currencies and we expect that international sales will continue to account for a large portion of our sales. Changes in the rate of exchange of foreign currencies into United States dollars have and may hurt our revenues and results of operations.

     In particular, we sell products in, and derive revenues from, less economically developed countries. Many of these countries have suffered from economic and political crisis or instability, including countries in Latin America, Asia and Eastern Europe. During such times, the value of local currency in such countries has decreased, sometimes dramatically, negatively impacting our average unit prices, at the same time that unit sales of our products have also decreased in such countries. In the past, this has adversely affected our revenues and operating results. Future economic and political instability in foreign countries may affect demand for our products and the value of the local currency, and thus, negatively affect our revenues and results of operations.

     The extent and complexity of medical products regulation are increasing worldwide, particularly in Europe, with regulation in some countries nearly as extensive as in the United States. Further, we must comply with import and export regulations when distributing our products to foreign nations. Each foreign country’s regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, money and effort. As a result, we may not be able to successfully commercialize our products in foreign markets at or beyond the level of commercialization we have already achieved.

We have limited manufacturing experience and may encounter difficulties expanding our operations. We depend on a single, newly-established facility for the manufacture of all of our products.

     We have limited commercial manufacturing experience and capabilities. If product sales increase, we will have to scale-up our manufacturing processes and facilities. We may encounter difficulties in scaling-up manufacturing processes and may be unsuccessful in overcoming such difficulties. In such circumstances, our ability to meet product demand may be impaired or delayed.

     In April 2000, we relocated our manufacturing operations to our new facility in Gaithersburg, Maryland. Difficulties in integrating our manufacturing operations into this facility have included equipment installation and facility validation efforts, employee turnover and other activities that have limited the ability to utilize our manufacturing resources effectively, all of which have, and may result in, problems involving reduced production yield, quality difficulties, excessive disposal and product backorders. This facility is subject, on an ongoing basis, to a variety of quality systems regulations, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, or GMPs. We may encounter difficulties expanding our manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand.

     We face risks inherent in operating as a single facility for the manufacture of our products. We do not have alternative production plans in place or alternative facilities available should our Gaithersburg, Maryland manufacturing facility cease to function. These risks include unforeseen plant shutdowns due to personnel, equipment or other factors, and the resulting inability to meet customer orders on a timely basis.

Single suppliers or a limited number of suppliers provide key components of our products. If these suppliers fail to supply these components, we may be unable to satisfy product demand which would negatively impact our revenues.

     Several key components of our products come from, or are manufactured for us by, a single supplier or limited number of suppliers. This applies in particular to two components: first, Tropix supplies us with chemiluminescent substrates (used to create a chemical reaction that causes light in connection with our Hybrid Capture signal amplified molecular technology), and second, Qiagen Instruments will supply us with the Rapid Capture™ System that serves as the automation platform developed for large-scale diagnostic testing using the Hybrid Capture technology. Tropix has been one of our suppliers since 1996. We entered into an agreement with Qiagen Instruments in January 2001 pursuant to which they will supply us with the Rapid Capture System. We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over longer periods of time or set-aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace Tropix and Qiagen Instruments. We have not had any suppliers terminate their relationship with us. If our product sales increase beyond the forecast levels, or if our suppliers are unable or unwilling to supply us on commercially acceptable terms, we may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand.

     In addition, if any of the components of our products are no longer available in the marketplace, we may be forced to further develop our products or technology to incorporate alternate components. The incorporation of new components into our products may require us to seek approvals from the FDA or foreign regulatory agencies prior to commercialization.

Third parties may own or control patents or patent applications that are related to our current or proposed products or processes, which would require us to obtain a royalty-bearing license or which will prevent us from commercializing such products.

     We may not have rights under some patents or patent applications related to our products or product candidates that are held by third parties. We have in-licensed patents to a number of cancer-causing human papillomavirus types, which, together with the patents to cancer-causing human papillomavirus types that we own, provide us with a competitive advantage. We may lose this competitive advantage if these licenses terminate or if the patents licensed thereunder expire or are declared invalid.

     In addition, we may discover that we need to obtain rights to a patent in order to begin or continue selling a product. We may be unable to obtain such rights on commercially reasonable terms or at all.

We may inadvertently infringe the intellectual property rights of third parties and become involved in expensive intellectual property litigation. This could impose a significant strain on our resources and could prevent us from developing or marketing our products.

     There have been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries because of the uncertainties and complex legal, scientific and factual questions related to the protection of intellectual property. We have received inquiries regarding possible patent infringements relating to, among other things, aspects of our Hybrid Capture technology. We believe that the patents of others to which these inquiries relate are either not infringed by our Hybrid Capture technology or are invalid. However, we may be subject to further claims that our technology, including our Hybrid Capture technology, or our products infringe the patents or proprietary rights of third parties. In addition, we have licenses to various patents covering intellectual property that we use in conjunction with applications of our Hybrid Capture technology. Third parties may have claims to these patents. An adverse outcome to such claims could subject us to significant liabilities to third parties or require us to obtain royalty-bearing licenses from third parties, cease sales of related products or revise the applications or products which employ the patented technology. Any licenses required for any such third party patents or proprietary rights may not be made available to us on commercially reasonable terms, if at all. Furthermore, we may be unable to make the necessary revisions to our applications or products. We may also be forced to initiate legal proceedings to protect our patent position or other proprietary rights. These proceedings are often expensive and time-consuming, even if we were to prevail.

     In June 1999, Enzo Biochem, Inc. filed an action in the United States District Court for the State of New York against the following defendants, Chugai Pharmaceutical Co., Ltd and its subsidiaries, Chugai Pharma U.S.A., Inc. and Gen-Probe Incorporated, bioMerieux, Inc. and

Becton, Dickinson and Company for infringement of Enzo’s United States patent no. 4,900,659. In January 2001, the court granted a summary judgment motion in favor of each of the defendants. In October 1999, Enzo contacted us to determine whether our HC 2 Gonorrhea Test might infringe such patent. We have evaluated this matter and its potential impact on our Gonorrhea Test. After consultation with our patent counsel, we believe that the Enzo United States patent is invalid. We are also currently evaluating Enzo’s European counterpart to this patent. In May 2001, Enzo contacted us regarding its United States patent no. 6,221,581 B1 and requested that we evaluate whether our Hybrid Capture tests might infringe such patent. After consultation with our patent counsel, we do not believe we are infringing such patent. Our discussions with Enzo are continuing. We could become involved in litigation with Enzo or have to seek a license from Enzo.

     In July 2001, Institut Pasteur notified us that Institut Pasteur was granted a new U.S. patent concerning the HBV genome and requested information from Digene regarding products that may use the technology described in this recently issued patent. We are currently in discussions with Institut Pasteur.

We are subject to extensive government regulation and may not obtain approval or clearance for our products and product candidates.

     Each of our products and product candidates are medical devices subject to extensive regulation by the United States Food and Drug Administration, or FDA, under the Federal Food, Drug and Cosmetic Act. Governmental bodies in other countries have similar, extensive regulations. FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales and distribution.

     Each medical device that we wish to distribute commercially in the United States will likely require either
510(k) clearance or premarket approval from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to twelve months, but can take longer. The premarket approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years, but can also take longer.

     We will be required to obtain premarket approval to market our HPV Test for use as a primary adjunctive cervical cancer screening test in the United States, either separate from or in conjunction with the Pap smear. Premarket approval for this indication may not be obtained at all or in a timely fashion.

     Our cleared or approved devices, including our tests and related equipment, are subject to numerous postmarket requirements. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	denial of our requests for 510(k) clearance or premarket approval of product candidates;

•	withdrawal of 510(k) clearance or premarket approval already granted; and

•	criminal prosecution.

     Any enforcement action by the FDA may also affect our ability to commercially distribute our products in the United States. We believe we are currently in substantial compliance with FDA requirements.

     We, or recipients of our products that are limited to research use only, may fail to comply with the regulatory limitations placed on the distribution and use of these devices, which could result in an enforcement action by the FDA against us and/or recipients of our products. An enforcement action could include criminal and/or civil sanctions and also could adversely affect our ability to conduct the clinical trials necessary to support marketing clearance or approval of these products.

Our operating results have fluctuated and may continue to fluctuate significantly. These fluctuations may cause similar fluctuations in the market value of our common stock.

     Our quarterly operating results have fluctuated significantly in the past. We believe that these results may continue to fluctuate significantly in the future with lower product revenues in our first and second fiscal quarters (July 1 through December 31) as compared with our third and fourth quarters of each fiscal year. The lower demand for preventative diagnostic procedures, like our HPV Test and the Pap smear, during the summer months and the December holiday season in the United States and Europe primarily causes this fluctuation.

     In addition, our quarterly operating results, as well as our annual results, may fluctuate from period to period due to:

•	the timing of our expenditures, such as research and development and marketing;

•	variations in our distribution channels or purchasing patterns;

•	the degree of market acceptance of our products;

•	currency exchange rates;

•	the timing of regulatory approvals and other regulatory decisions;

•	the timing of new product introductions by us and our competitors; and

•	product obsolescence resulting from new product introductions.

Due to any one or more of these or other factors, in one or more future quarters, our results of operations may fall below the expectations of securities analysts or investors.

We may be exposed to product liability claims, possible product recalls and improper product usage for which our insurance may be inadequate.

     We may be exposed to liability claims arising from the use of our products and the commercial sale of our products, as well as from the use of our products or product candidates in clinical trials. Consumers, our collaborators or licensees or parties selling our products may bring these claims. We currently carry product liability insurance coverage with a combined single limit of $10,000,000. This coverage may not be adequate to protect us against future product liability claims. Product liability insurance may not be available to us in the future on commercially reasonable terms, if at all.

We may need to raise additional funds in the future. If we are unable to obtain adequate funding, our operations may be adversely affected.

     We believe that our existing capital resources, will be sufficient to meet the anticipated cash needs of our current business at least through calendar year 2002. Net cash provided by our operating activities was approximately $6.9 million for the fiscal year ended June 30, 2001. We expect our operating losses to continue through fiscal year 2002. If our operating losses continue beyond fiscal year 2002 or if one or more of the events described in these risk factors actually occurs, we may have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others or through alternative sources. Any equity financing would dilute our then current stockholders. We do not have any committed sources of additional financing. Additional funding, if necessary, may not be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to some of our technologies, product candidates, products or potential markets.

Members of our management together own a substantial interest in us, giving them effective control of the election of directors and stockholder matters.

     As of September 4, 2001, our Chairman and Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer beneficially owned an aggregate of approximately 28.4% of our outstanding shares of common stock. As a result, these officers, acting together, effectively control the election of directors and matters requiring approval by our stockholders.

We have adopted antitakeover provisions that may prevent or frustrate any attempt to replace or remove our current management by the stockholders. These provisions may also affect the market price of our common stock.

     Our board of directors has the authority, without further action by the stockholders, to issue, from time to time, up to 1,000,000 shares of preferred stock in one or more classes or series and to fix the rights and preferences of such preferred stock. Our certificate of incorporation also provides for staggered terms for members of the board of directors. Additionally, our bylaws establish an advance-notice procedure for stockholder proposals and for nominating candidates for election as directors. These provisions of our certificate of incorporation and bylaws may prevent or frustrate any attempt to replace or remove our current management by stockholders, which may have the effect of delaying, deterring or preventing a change in our control.

     Further, we are subject to provisions of Delaware corporate law, which, subject to limited exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock, referred to as an interested stockholder, for a period of three years following the date that such person became an interested stockholder, unless the business combination is approved in a prescribed manner. These provisions of Delaware law may make business combinations more time consuming or expensive and therefore discourage bids for our common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF DIGENE

Name	Age	Positions with the Company

Evan Jones(1)	44	Chief Executive Officer and Chairman of the Board

Charles M. Fleischman(2)	43	President, Chief Operating Officer and Chief Financial Officer

Robert McG. Lilley(3)	56	Senior Vice President, Global Sales and Marketing

Attila T. Lorincz, Ph.D.(4)	46	Senior Vice President and Chief Scientific Officer

Belinda O. Patrick(5)	45	Senior Vice President, Manufacturing Operations

Jeanmarie Curley(6)	51	Vice President, Manufacturing

William J. Payne, Jr., Ph.D.(7)	50	Vice President, Research and Development

Donna Marie Seyfried(8)	43	Vice President, Business Development

Joseph P. Slattery(9)	36	Vice President, Finance

(1)	Mr. Jones has served as our Chief Executive Officer since Armonk Partners acquired a controlling interest in Digene in July 1990 and as Chairman of the Board since September 1995. He also served as our President from July 1990 until June 1999.

(2)	Mr. Fleischman has served as our President since June 1999, as Chief Financial Officer since March 1996 and as Chief Operating Officer since September 1995. He also served as our Executive Vice President from July 1990, when Armonk Partners acquired a controlling interest in Digene, to June 1999.

(3)	Mr. Lilley has served as our Senior Vice President, Global Sales and Marketing since June 1999, and before that as our Vice President, Sales and Marketing from July 1998 until June 1999, and as General Manager for Digene Europe from March 1997 until July 1998. From September 1994 to February 1997, Mr. Lilley was General Manager for Europe, Middle East & Africa for Alltel Healthcare Information Services.

(4)	Dr. Lorincz has served as our Senior Vice President and Chief Scientific Officer since January 2000. He previously served as our Vice President, Research and Development and Scientific Director from January 1991 to January 2000. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees and is an Adjunct Associate Professor in the Georgetown University Medical School Department of Pathology.

(5)	Ms. Patrick has served as our Senior Vice President, Manufacturing Operations since May 2001. Prior to joining Digene, Ms. Patrick served as Vice President, Maryland Operations for Invitrogen Corporation from September 2000 to January 2001 and for Life Technologies, Inc. from February 1998 to September 2000. She previously served as Vice President, Regulatory Affairs and Quality Assurance for Life Technologies, Inc. from January 1995 to February 1998.

(6)	Ms. Curley has served as our Vice President, Manufacturing since April 1998, and from December 1990 until April 1998, she was our Director of Manufacturing.

(7)	Dr. Payne has served as our Vice President, Research and Development since January 2000. He previously served as our Vice President, Development from July 1997 to January 2000. From August 1995 to July 1997, he was Vice President, Research and Development in the IVD Medical Diagnostic division of Sigma Diagnostics.

(8)	Ms. Seyfried has served as our Vice President, Business Development since October 1996. Ms. Seyfried served as Senior Director, Business Development of The Perkin-Elmer Corporation from March 1993 to September 1996.

(9)	Mr. Slattery has served as our Vice President, Finance since July 1999 and as Controller from February 1996 to July 2000.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since our initial public offering of common stock on May 22, 1996, our common stock has been traded on the Nasdaq National Market under the symbol “DIGE.” The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for our common stock, as reported by the Nasdaq National Market.

	High	Low

Fiscal 2001

Fourth quarter	$41.000	$12.875

Third quarter	44.500	10.625

Second quarter	45.000	31.188

First quarter	44.875	32.500

Fiscal 2000

Fourth quarter	$51.625	$25.250

Third quarter	58.500	15.750

Second quarter	20.125	11.250

First quarter	14.500	8.250

     On September 4, 2001, the closing sale price for our common stock, as reported by the Nasdaq National Market, was $28.72. As of September 4, 2001, our common stock was held by 156 holders of record.

     We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(a)	Recent Sales of Unregistered Securities.

Not applicable.

(b)	Use of proceeds from Registered Securities.

Not applicable.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data set forth below with respect to Digene’s Consolidated Statements of Operations for the fiscal years ended June 30, 1999, 2000 and 2001 and with respect to Digene’s Consolidated Balance Sheets at June 30, 2000 and 2001 are derived from the audited Consolidated Financial Statements of Digene, which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended June 30, 1997 and 1998 and Consolidated Balance Sheet data at June 30, 1997, 1998 and 1999 are derived from Consolidated Financial Statements of Digene not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

		Fiscal Year Ended June 30,

	1997	1998	1999	2000	2001

		(in thousands, except per share loss)
Consolidated Statement of Operations Data:

Revenues:

Product sales	$9,434	$11,980	$17,014	$22,287	$33,544

Research and development contracts	626	29	453	757	653

Total revenues	10,060	12,009	17,467	23,044	34,197

Costs and expenses:

Cost of product sales	3,441	3,848	6,112	7,641	12,089

Research and development	4,131	5,285	4,643	6,123	8,120

Selling and marketing	5,236	11,972 (2)	10,531	10,930	13,012

General and administrative	4,412	5,690	5,957	6,346	8,336

Amortization of intangible assets	241	386	150	150	150

Loss from operations	(7,401)	(15,172)	(9,926)	(8,146)	(7,510)

Other income (expense)	(36)	(83)	(184)	513	(37)

Interest expense	(84)	(164)	(30)	—	(11)

Interest income	1,527	1,378	985	1,050	1,194

Loss from operations before income taxes	(5,994)	(14,041)	(9,155)	(6,583)	(6,364)

Provision for income taxes	—	48	149	184	117

Net loss	$(5,994)	$(14,089)	$(9,304)	$(6,767)	$(6,481)

Basic and diluted net loss per share(1)	$(0.53)	$(1.06)	$(0.65)	$(0.44)	$(0.39)

Weighted average shares outstanding(1)	11,394	13,236	14,354	15,296	16,557

			At June 30,

	1997	1998	1999	2000	2001

			(in thousands)
Consolidated Balance Sheet Data:

Working capital	$21,299	$28,428	$20,499	$24,268	$26,905

Total assets	30,207	35,440	28,108	35,785	48,195

Long-term debt, less current maturities	553	—	—	—	1,000

Accumulated deficit	(25,327)	(39,416)	(48,720)	(55,487)	(61,968)

Total stockholders’ equity	24,266	31,099	23,687	29,425	26,334

(1)	Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

(2)	Restated to reclassify $1,915 relating to the impairment of an intangible asset from the cumulative effect of change in accounting principle to selling and marketing expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impairment of Intangible Asset in Fiscal 1998.”

ITEM 7.           MANAGEMENT’SDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-K. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; uncertainty of future profitability and cash generation from operations; dependence on Roche Molecular Systems, Inc. and Abbott Laboratories as our principal European distributors and dependence on Abbott Laboratories as our distributor for our chlamydia and gonorrhea products in the United States; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; our ability to scale up our manufacturing to the extent product sales increase; uncertainty regarding patents and propriety rights in connection with our products and products in development, our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; uncertainty of clinical trial results for our products in development; delay in or failure to obtain regulatory approvals for our products in development; our ability to obtain requisite additional financing to fund our operations beyond calendar 2002; and other factors as set forth under the caption “Additional Considerations” beginning on page 19.

Overview

      Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems, using our patented Hybrid Capture technology, for the screening, monitoring and diagnosis of human diseases. Since our inception, we have incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products, the expansion of our manufacturing facilities and our global sales and marketing activities.

      Our revenues to a significant extent have been derived from the sales of our HPV Test, which, for fiscal year 2001, accounted for 57% of total revenues. We expect that the growing acceptance of our HPV Test in both the United States and abroad will continue to drive the growth in revenues from our HPV Test in the future.

      In fiscal year 2001, our gross margin was negatively impacted by the effects of the relocation to our new manufacturing facility in April 2000, including the installation of equipment, validation of the facility, employee turnover and other activities, which resulted in reduced production yield, quality difficulties, excessive disposal and product backorders. The issues associated with our relocation were satisfactorily resolved during fiscal 2001. Our gross margin was also negatively impacted by product mix. However, the negative impact on our gross margins was partially mitigated by improved sales during the second half of fiscal 2001 of HPV products in the United States, where we sell such products directly. We expect gross margins to increase moderately during fiscal 2002 due to continuing shift of product sales to sales of higher-margin HPV products in the United States.

      We believe that increasing our investment in research and development and sales and marketing is essential to allow us to capitalize more fully on the potential of our HPV Test and our core technology. We also expect to increase our expenditures in the development of our next-generation Hybrid Capture 3 platform, human papillomavirus screening clinical trial activities and in the development of genomics and microarray detection products.

      Our sales and marketing expenditures have been focused on accelerating the adoption of human papillomavirus testing worldwide. We intend to capitalize on the growing acceptance of our HPV Test in the United States and abroad by physicians, laboratories and health insurance providers by materially increasing expenditures on sales and marketing over the next several quarters. The increase in expenditures will be primarily directed at physician education, through our direct efforts and pursuant to our co-promotion activities with Cytyc Corporation, and consumer awareness.

      We expect our general and administrative expenses to increase to provide adequate infrastructure to support our increased research and development and sales and marketing activities and to support the overall growth of our business.

      As a result of these increases in expenditures, we expect our operating losses to continue through fiscal year 2002 with a turn to profitability toward the end of fiscal year 2002. There can be no assurance that we will meet this goal.

Results Of Operations

Comparison of Fiscal Year Ended June 30, 2001 to Fiscal Year Ended June 30, 2000

      Product sales increased to approximately $33,544,000 in fiscal 2001 from approximately $22,287,000 in fiscal 2000. The increase was due primarily to the growth in sales of our HPV products (representing 81% of the total increase and an increase of 92% over sales of HPV products in fiscal 2000) and growth in sales of our equipment products (representing 12% of the total increase and an increase of 36% over sales of equipment in fiscal 2000). The majority of the growth in HPV products sales was due to increased sales in the United States (142% over sales in fiscal 2000), along with increased sales in international markets (39% over sales in fiscal 2000).

      Research and development contract revenues decreased to approximately $653,000 in fiscal 2001 from approximately $756,000 in fiscal 2000. The decrease was due primarily to a reduction in revenue under an exclusive contract, which was converted to non-exclusive during fiscal 2001. We expect research and development contract revenues to decrease significantly in fiscal 2002 due to the expiration in January 2002 of a Small Business Innovation Research, or SBIR, grant related to a herpes testing product.

      Cost of product sales increased to approximately $12,089,000 in fiscal 2001 from approximately $7,641,000 in fiscal 2000. Gross margin on product sales decreased to 64% in fiscal 2001 from 66% in fiscal 2000. In fiscal 2001, our gross margin was negatively impacted by the effects of the relocation to our new manufacturing facility in April 2000, including the installation of equipment, validation of the facility, employee turnover and other activities, which resulted in reduced production yield, quality difficulties, excessive disposal and product backorders. The issues associated with our relocation were satisfactorily resolved during fiscal 2001. Our gross margin was also negatively impacted by product mix. However, the negative impact on our gross margins was partially mitigated by improved sales during the second half of fiscal 2001 of HPV products in the United States, where we sell such products directly.

      During fiscal 2001, we focused our research and development activities principally on: the development of our Rapid Capture System for automated processing of our Hybrid Capture tests, initially related to chlamydia and gonorrhea; activities related to the preparation of FDA filings that we intend to submit to obtain market approval for the use of our Hybrid Capture 2 HPV Test as a primary cervical cancer screening test to be performed in conjunction with the Pap smear for women aged 30 and older; the development of our universal collection medium (UCM™) that is expected to allow the simultaneous testing of HPV, chlamydia, gonorrhea, and other genetic and cellular material from a single patient sample; activities utilizing our Hybrid Capture technology for microarray-based genomics analysis in the areas of gene expression profiling, genotyping and molecular disease management; and the creation of our next generation of Hybrid Capture technology. Research and development expenses increased to approximately $8,120,000 in fiscal 2001 from approximately $6,123,000 in fiscal 2000. The increase in expenses was due primarily to a 55% increase in purchases of laboratory supplies, a 25% increase in personnel costs, and a 90% increase in facilities costs, partially offset by a 26% decrease in outside professional services and clinical trial expenses.

      Selling and marketing expenses increased to approximately $13,012,000 in fiscal 2001 from approximately $10,930,000 in fiscal 2000. The increase was due primarily to a 29% increase in personnel costs, a 50% increase in facilities costs and a 35% increase in royalty costs, partially offset by decreases in costs of marketing programs of 4%.

      General and administrative expenses increased to approximately $8,336,000 in fiscal 2001 from approximately $6,346,000 in fiscal 2000. The increase was due primarily to a 67% increase in professional fees primarily as a result of expenses of approximately $500,000 related to a planned follow-on public offering of our common stock, which was withdrawn in March 2001. Additional increases included facilities costs consisting of a 28% increase in rent and related expenses associated with our new facility, and a 26% increase in personnel costs.

      Other expense was approximately $37,000 in fiscal 2001 as compared to Other income of approximately $513,000 in fiscal 2000. The Other income in fiscal 2000 resulted from a gain of approximately $515,000 from the sale, in March 2000, of our Molecular Biology Reagents product line to KD Medical, Inc.

      Interest income increased to approximately $1,194,000 in fiscal 2001 from approximately $1,050,000 in fiscal 2000. The increase was due to higher average cash and cash equivalents balances, primarily as a result of the investment of the proceeds of our private placement completed in December 1999.

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

      Cost of product sales increased to $7,641,000 in fiscal 2000 from $6,112,000 in fiscal 1999 due primarily to increased sales volume. Gross margin on product sales increased to 66% in fiscal 2000 from 64% in fiscal 1999. This increase was due primarily to increased sales volume of our Hybrid Capture tests, partially offset by lower average unit prices.

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

      Other income increased to $513,000 in fiscal 2000 from Other expense of $183,000 in fiscal 1999. This increase resulted from a gain of approximately $515,000 from the sale, in March 2000, of our Molecular Biology Reagents product line to KD Medical, Inc.

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

Impairment of Intangible Asset in Fiscal 1998

      In February 1997, we entered into an Agency Agreement with Murex Diagnostics Corporation (Murex) to facilitate the creation of a Digene-direct European sales operation for our products in Europe. As part of the Agency Agreement, we purchased a customer list with the expectation that this list could be used to benefit our direct management of sales activities in Europe and would result in increased revenues and gross margins. We paid $2.5 million for this customer list and capitalized it as an intangible asset. However, in the fourth quarter of fiscal 1998, Abbott Laboratories (Abbott) purchased Murex, which significantly reduced our expectation that we could implement the Agency Agreement as contemplated and realize any benefit from our investment in the customer list. Consequently, we believe that the asset was impaired and would provide no future benefit. Accordingly, we wrote off the remaining unamortized balance of approximately

$1,915,000 in the fourth quarter of fiscal 1998. The write-off was originally recorded in fiscal 1998 as the cumulative effect of a change in accounting principle relating to the adoption of Statement of Position 98-5, “Reporting the Costs of Startup Activities.” Subsequently, we believe this adjustment should have been presented as an operating expense for the impairment of an intangible asset. Accordingly, the charge has been reclassified as an increase in Selling and marketing costs in fiscal 1998. As a result of this reclassification, previously reported Loss from operations before income taxes in fiscal 1998 increased to approximately $14,041,000 from approximately $12,126,000. Net loss for fiscal 1998 was unchanged. On May 7, 1999, we entered into a Marketing and Distribution Agreement with Abbott with respect to the marketing and distribution, and related customer services, of our products in Europe, Africa and the Middle East. The terms of the Marketing and Distribution Agreement effectively transferred direct management of sales activities in Europe to Abbott. All rights and obligations of Digene and Murex under the Agency Agreement and the related customer list were terminated by such Abbott Agreement.

Liquidity And Capital Resources

      Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $62.0 million at June 30, 2001. We have funded our operations primarily through the sale of equity securities. At June 30, 2001, we had cash, cash equivalents and short-term investments aggregating approximately $29.6 million. Net cash provided by our operating activities was $6.9 million for the fiscal year ended June 30, 2001.

      Capital expenditures decreased to $1,819,000 in fiscal 2001 from $2,307,000 in fiscal 2000, due primarily to fiscal 2000 expenditures associated with our occupation of our new facility in Gaithersburg, Maryland that did not continue into fiscal 2001.

      In February 2000, we received an equipment loan facility of $1,000,000 from the State of Maryland. Approximately $503,000 worth of fixed asset additions, previously financed with cash, was converted to this facility during July 2000. The remaining $497,000 in funding available was converted to this facility during September 2000.

      We anticipate that working capital requirements will increase moderately for the foreseeable future due to increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2002. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including the successful commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Digene is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the years ended June 30, 1999, 2000 and 2001. Interest rate exposure is primarily limited to the $29.6 million of cash, cash equivalents and short-term investments owned by us. Such securities are debt instruments that generate interest income for Digene on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term, less than twelve months, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGENE CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Digene Corporation

We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule for the years ended June 30, 1999, 2000 and 2001 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended June 30, 1999, 2000 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia August 3, 2001

DIGENE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$7,534,998	$20,626,252

Short-term investments	12,678,819	8,977,412

Accounts receivable, less allowance of approximately $263,000 and $281,000 at June 30, 2000 and 2001, respectively	4,787,278	5,694,648

Note receivable, short-term	240,000	—

Inventories	4,400,297	5,548,415

Prepaid expenses and other current assets	907,877	1,685,767

Total current assets	30,549,269	42,532,494

Note receivable, net of current portion	160,000	406,500

Property and equipment, net	3,032,088	3,490,490

Intangible assets, net	1,200,687	1,050,601

Deposits and other assets	842,922	715,242

Total assets	$35,784,966	$48,195,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,828,138	$3,260,186

Accrued expenses	1,026,600	2,709,490

Accrued payroll	1,426,604	1,865,777

Deferred revenues	—	7,792,000

Total current liabilities	6,281,342	15,627,453

Deferred rent	78,756	233,584

Long-term debt	—	1,000,000

Deferred liability	—	5,000,000

Commitments	—	—

Stockholders’ equity:

Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $0.01 par value, 50,000,000 shares authorized, 16,173,538 and 16,755,339 shares issued and outstanding at June 30, 2000 and

2001, respectively	161,735	167,553

Additional paid-in capital	84,846,747	88,199,211

Deferred stock compensation	(96,411)	(64,274)

Accumulated deficit	(55,487,203)	(61,968,200)

Total stockholders’ equity	29,424,868	26,334,290

Total liabilities and stockholders’ equity	$35,784,966	$48,195,327

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,

	1999	2000	2001

Revenues:

Product sales	$17,013,735	$22,287,483	$33,543,926

Research and development contracts	453,364	756,487	652,960

Total revenues	17,467,099	23,043,970	34,196,886

Costs and expenses:

Cost of product sales	6,111,774	7,641,304	12,088,715

Research and development	4,643,458	6,123,027	8,120,114

Selling and marketing	10,531,187	10,929,506	13,012,401

General and administrative	5,956,911	6,346,144	8,335,562

Amortization of intangible assets	150,086	150,087	150,086

Loss from operations	(9,926,317)	(8,146,098)	(7,509,992)

Other income (expense):

Other income (expense)	(183,394)	513,322	(37,432)

Interest expense	(30,144)	(320)	(10,297)

Interest income	984,708	1,050,258	1,193,941

Loss from operations before income taxes	(9,155,147)	(6,582,838)	(6,363,780)

Provision for income taxes	149,069	184,368	117,217

Net loss	$(9,304,216)	$(6,767,206)	$(6,480,997)

Basic and diluted net loss per share	$(0.65)	$(0.44)	$(0.39)

Weighted average shares outstanding	14,353,720	15,295,798	16,556,863

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Deferred		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'

	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at June 30, 1998	14,117,308	$141,173	$70,373,310	$—	$(39,415,781)	$31,098,702

Exercise of Common Stock options	266,745	2,667	326,595	—	—	329,262

Issuance of Common Stock in connection with the acquisition of Viropath	181,884	1,819	1,498,178	—	—	1,499,997

Issuance of Common Stock options to non-employees	—	—	316,500	(316,500)	—	—

Compensatory stock options earned by non-employees	—	—	—	63,300	—	63,300

Net loss	—	—	—	—	(9,304,216)	(9,304,216)

Balance at June 30, 1999	14,565,937	145,659	72,514,583	(253,200)	(48,719,997)	23,687,045

Exercise of Common Stock options	707,601	7,076	2,088,539	—	—	2,095,615

Issuance of Common Stock, net of offering costs	900,000	9,000	10,344,905	—	—	10,353,905

Compensatory stock options canceled	—	—	(101,280)	101,280	—	—

Compensatory stock options earned by non-employees	—	—	—	55,509	—	55,509

Net loss	—	—	—	—	(6,767,206)	(6,767,206)

Balance at June 30, 2000	16,173,538	161,735	84,846,747	(96,411)	(55,487,203)	29,424,868

Exercise of Common Stock options	581,801	5,818	3,352,464	—	—	3,358,282

Compensatory stock options earned by non-employees	—	—	—	32,137	—	32,137

Net loss	—	—	—	—	(6,480,997)	(6,480,997)

Balance at June 30, 2001	16,755,339	$167,553	$88,199,211	$(64,274)	$(61,968,200)	$26,334,290

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended June 30,

	1999	2000	2001

Operating activities

Net loss	$(9,304,216)	$(6,767,206)	$(6,480,997)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization of property and equipment	951,364	1,011,973	1,360,729

Amortization of intangible assets	150,086	150,087	150,086

Compensation expense related to stock options	63,300	55,509	32,137

Gain on sale of product line	—	(514,979)	—

Changes in operating assets and liabilities:

Accounts receivable	715,687	(2,430,741)	(913,870)

Inventories	1,547,736	(1,591,108)	(1,148,118)

Prepaid expenses and other current assets	(827,518)	480,347	(777,890)

Deposits and other assets	(3,241)	(742,765)	127,680

Accounts payable	79,142	1,324,751	(567,952)

Accrued expenses	267,747	216,789	1,682,890

Accrued payroll	352,746	318,368	439,173

Deferred revenues	—	—	7,792,000

Accrued rent	(54,340)	—	—

Deferred rent	(11,980)	78,756	154,828

Deferred liability	—	—	5,000,000

Net cash (used in) provided by operating activities	(6,073,487)	(8,410,219)	6,850,696

Investing activities

Purchases of short-term investments	(8,183,962)	(24,244,627)	(14,719,120)

Sales of short-term investments	11,018,450	15,912,892	18,420,527

Capital expenditures	(933,934)	(2,306,983)	(1,819,131)

Proceeds from the sale of product line	—	200,000	—

Net cash provided by (used in) investing activities	1,900,554	(10,438,718)	1,882,276

Financing activities

Net proceeds from issuance of Common Stock	—	10,353,905	—

Exercise of Common Stock options	329,262	2,095,615	3,358,282

Proceeds from long-term debt	—	—	1,000,000

Principal repayments on debt	(552,717)	—	—

Net cash (used in) provided by financing activities	(223,455)	12,449,520	4,358,282

Net (decrease) increase in cash and cash equivalents	(4,396,388)	(6,399,417)	13,091,254

Cash and cash equivalents at beginning of year	18,330,803	13,934,415	7,534,998

Cash and cash equivalents at end of year	$13,934,415	$7,534,998	$20,626,252

Supplemental cash flow information

Interest paid	$30,000	$1,000	$4,000

Income taxes paid	$40,000	$82,000	$38,000

See accompanying notes.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

Digene Corporation (the “Company” or “Digene”) was incorporated in the state of Delaware in 1987. The Company develops, manufactures and markets its proprietary gene-based testing systems for the screening, monitoring and diagnosis of human diseases. The Company has applied its proprietary Hybrid Capture® technology to develop a successful diagnostic test for human papillomavirus (“HPV”), which is the primary cause of cervical cancer and is found in greater than 99% of all cervical cancer cases. Digene’s product portfolio also includes gene-based tests for the detection of chlamydia, gonorrhea, hepatitis B virus, or HBV, and cytomegalovirus, or CMV. In addition, the Company uses its technology platform to develop gene expression DNA microarray products and services and to perform clinical testing services for use in the pharmaceutical market.

On June 28, 1996, the Company entered into a joint venture agreement with a Brazilian national to establish Digene do Brasil LTDA, a majority-owned subsidiary of the Company. On October 29, 1997, the Company established a wholly owned subsidiary, Digene B.V., for the distribution of the Company’s products in Europe. On March 3, 1998, the Company established a wholly owned subsidiary, Digene Europe, Inc., for the marketing of the Company’s products in Europe. On July 1, 1998, the Company acquired Viropath B.V., a company with limited liability, registered in Amsterdam, The Netherlands.

2.	Summary of Significant Accounting Policies

Management Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying financial statements include the accounts of Digene and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less.

Short-Term Investments

The Company classifies its short-term investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the consolidated balance sheets. As of June 30, 2000 and 2001, short-term investments are stated at market, which approximates cost.

Concentration of Credit Risk

The Company performs ongoing credit evaluations on its customers’ financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. As of June 30, 2000 and 2001, $1,575,000 and $1,333,000, respectively, of accounts receivable were due from Abbott Laboratories.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that long-lived assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If a write-down is required, the Company would prepare a discounted cash flow analysis to determine the amount of the write-down.

Revenue Recognition

Revenue from product sales is recognized upon shipment of goods. Revenue from research and development contracts is recognized as research and development activities are performed.

Significant Customers

For the years ended June 30, 1999, 2000 and 2001, the Company generated 50%, 39% and 28%, respectively, of total revenues from a single customer.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those resulting from the issuance of shares of stock. For the years ended June 30, 1999, 2000 and 2001 the Company’s net loss approximates its comprehensive loss; accordingly, no separate disclosure of comprehensive loss is presented.

Foreign Currency Valuation

The local currency is the functional currency for most of the Company’s international subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year.

Research and Development

The Company expenses its research and development costs as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $309,000, $76,000 and $19,000 during fiscal 1999, 2000, and 2001, respectively.

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

Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic and fully diluted earnings per share. The Company’s basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented. Other shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be antidilutive.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25 and has provided the pro forma disclosures of net loss and net loss per share in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) in Note 13 to these Financial Statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

SEC Interpretations

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, “Accounting Changes.” The Company adopted SAB 101 on July 1, 2000. The adoption of SAB 101 did not have a material impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of FAS 141 and FAS 142 will have a material impact on the Company’s financial position or results of operations.

3.	Marketing and Distribution Agreements

On April 17, 1998, Abbott Laboratories (“Abbott”) and International Murex Technologies Corporation (together with its affiliates, “Murex”) entered into an agreement pursuant to which Abbott acquired all of the outstanding shares of Murex’s common stock. Effective May 7, 1999, the Company entered into a Marketing and Distribution Agreement (“Abbott Agreement”) with Abbott, which formed an exclusive marketing alliance for the Company’s women’s health and blood virus testing products in certain geographic areas. The Abbott Agreement called for Abbott to assume sales and marketing responsibility for all of the Company’s Hybrid Capture products in Europe, the Middle East and Africa and for the Company’s Hybrid Capture 2 chlamydia and gonorrhea tests in the United States. Abbott acted as the sole distributor for the Company’s HPV and Hepatitis B (“HBV”) products in Europe, the Middle East and Africa through April 30, 2001.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Marketing and Distribution Agreements (continued)

On April 30, 2001, the Company terminated Abbott’s rights with respect to the Company’s HPV products under the Abbott Agreement in accordance with the terms of the Abbott Agreement. This termination provides for a twelve-month non-exclusive wind-down distribution period for HPV products. In addition on April 30, 2001, the Company converted the distribution rights for the HBV products under the Abbott Agreement to non-exclusive until December 31, 2003.

On April 29, 2001, the Company entered into an agreement (the “Roche Letter Agreement”) with Roche Molecular Systems, Inc. (“Roche”). Under the Roche Letter Agreement, Roche will act as a co-exclusive distributor for the Company’s HPV products in Europe, the Middle East and Africa from May 1, 2001 through June 30, 2002 and the parties agreed to evaluate opportunities for a broader relationship. Roche has guaranteed minimum purchases over the term of the Roche Letter Agreement. During the year ended June 30, 2001, the Company received prepayments of $9.7 million for certain of these minimum purchases. Roche did not meet its minimum purchase amount for the quarter ended June 30, 2001 and, as such, the Company recognized approximately $838,000 of the prepayments as product sales for such quarter. As of June 30, 2001, the Company is obligated to return approximately $1.1 million of the prepayments to Roche due to offsetting revenue received by Digene from Abbott under the Abbott Agreement. This obligation is recorded in accrued expenses on the Consolidated Balance Sheet as of June 30, 2001.

Under the Roche Letter Agreement, Roche made a non-refundable payment of $5 million to the Company, which is recorded as a deferred liability on the Consolidated Balance Sheet as of June 30, 2001. In the event that the Company and Roche do not enter into the broader relationship referred to above and subject to certain other conditions, on July 1, 2002, the $5 million payment shall be converted into shares of Common Stock of the Company at a conversion price of $35 per share.

4.	Co-Promotion Agreement

In January 2001, the Company entered into an exclusive co-promotion agreement with Cytyc Corporation (“Cytyc”) for the promotion of the HC 2 HPV Test for use with Cytyc’s ThinPrep Pap Test in the United States and Puerto Rico. The companies will jointly promote the benefits of testing for HPV with the Digene HPV Test directly from Cytyc’s ThinPrep Pap Test sample collection vial. Subject to FDA approval, the companies intend to co-promote the combined products as the most effective primary screening method for cervical cancer. The term of the agreement is until June 30, 2002 and will automatically renew until June 30, 2003, unless it is terminated earlier by either party. In accordance with the co-promotion agreement, Digene pays Cytyc for its co-promotion activities based on a product sales-derived formula.

5.	Acquisition of Viropath B.V.

On July 1, 1998, the Company issued 181,884 shares of its Common Stock, par value $0.01 per share, as consideration for its purchase of all of the outstanding capital stock (the “Shares”) of Viropath B.V., a company with limited liability, registered in Amsterdam, The Netherlands (“Viropath”). In addition, the Company is obligated to pay royalties on future sales of Viropath’s licensed products, not to exceed $1 million. Through June 30, 2001 the Company has not been required to pay any such royalties. The acquisition was accounted for using the purchase method and resulted in an excess of purchase price over the fair value of net assets acquired of approximately $1.5 million, which the Company recorded as goodwill, which is being amortized over ten years using the straight-line method. As of June 30, 2001, goodwill and the related accumulated amortization were $1,500,860 and $450,259, respectively.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Acquisition of Viropath B.V. (continued)

In addition, the Company granted options to purchase an aggregate of 50,000 shares of its Common Stock to the three Viropath individual shareholders in connection with their execution of consulting agreements with the Company. The options are exercisable in equal installments on each of June 30, 1999, 2000, 2001, 2002 and 2003 at an exercise price of $9.75 per share. The options expire on June 29, 2008. The options were compensatory options and were valued on July 1, 1998 at approximately $316,500. This amount will be expensed over the service period. During fiscal 1999, 2000 and 2001, the Company recognized $63,300, $55,509, and $32,137 of compensation expense related to these options, respectively. In February 2000, one of these option holders died and his unvested options expired. The total value of the unexpired options for this holder, which was $101,280, is no longer included in deferred stock compensation.

6.	Sale of a Product Line

On March 24, 2000, the Company completed the sale of its Molecular Biology Reagents (“MBR”) product line and related assets to KD Medical, Inc (“KD Medical”). This transaction involved the sale of the Company’s MBR product line and the associated manufacturing equipment, as well as the raw material and finished goods inventory for the product line. As consideration for this sale, the Company received $200,000 in cash and a promissory note in the amount of $400,000 payable in monthly installments of $20,000 plus 8% accrued interest from July 1, 2000 through February 1, 2002. A gain of approximately $515,000 was recorded on the sale of this product line and is included in the Other income (expense) line of the Consolidated Statements of Operations for the year ended June 30, 2000.

On February 1, 2001, the Company entered into an amended and restated promissory note with KD Medical for a total principal amount of $406,500. The amended and restated promissory note is payable in monthly installments of $2,700, commencing on March 10, 2001 and on the 10th day of each month thereafter, with the payment credited first against interest on the unpaid principal amount at a rate of 8% per annum and the balance of each payment being applied to the unpaid principal balance. In addition to the monthly $2,700 payment, KD Medical will pay an amount calculated as a percentage (ranging from 2% to 15%) of its gross sales over a base amount. The unpaid principal balance, together with accrued interest, is payable in full on January 31, 2003.

7.	Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Inventories consist of the following:

	June 30,

	2000	2001

Finished goods	$1,737,163	$3,087,651

Work in process	2,622,741	3,369,419

Raw materials	1,295,015	1,256,358

	5,654,919	7,713,428

Obsolescence reserve	(1,254,622)	(2,165,013)

	$4,400,297	$5,548,415

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

Property and equipment consist of the following:

	June 30,

	2000	2001

Furniture, fixtures and office equipment	$1,769,017	$1,984,609
Machinery and equipment	5,098,655	6,632,511

Leasehold improvements	103,798	173,481

	6,971,470	8,790,601

Accumulated depreciation and amortization	(3,939,382)	(5,300,111)

	$3,032,088	$3,490,490

9.	Long term Debt

In February 2000, the Company received an equipment loan facility of $1,000,000 from the State of Maryland to finance a portion of the costs of equipment to be installed at the Company’s new office facility in Gaithersburg, Maryland. The loan bears interest at 1% per annum and the Company is required to make quarterly interest only payments with all unpaid principal and interest due by December 31, 2009. Approximately $503,000 of fixed asset additions, previously financed with cash, was converted to this facility during July 2000. The remaining $497,000 was used during the year ended June 30, 2001. As of June 30, 2001, the Company had fully drawn upon these funds. The repayment of this loan is secured by a lien on property and equipment purchased using the proceeds from the loan facility.

10.	Income Taxes

Significant components of the provision for income taxes attributable to operations consist of the following:

	Year ended June 30,

	1999	2000	2001

Current:

Federal	$—	$—	$—

State	—	—	—

Foreign	149,069	184,368	117,217

Total current	149,069	184,368	117,217

Deferred:

Federal	—	—	—

State	—	—	—

Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$149,069	$184,368	$117,217

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes (continued)

Income tax expense related to earnings of consolidated subsidiaries located outside of the United States is provided at tax rates of the respective country in which the subsidiaries are located. If the Company repatriates its investment, then additional taxes may be incurred. No provision has been reflected in the consolidated financial statements for the potential additional taxes as the Company has no specific plans for a repatriation of these investments.

The components of loss from operations before income taxes are as follows:

	Year ended June 30,

	1999	2000	2001

United States	$(9,018,900)	$(6,968,850)	$(6,380,807)

Foreign	(136,247)	386,012	17,027

	$(9,155,147)	(6,582,838)	(6,363,780)

Items, which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate, are as follows:

	Year ended June 30,

	1999	2000	2001

Tax benefit at statutory rate	$(3,204,000)	$(2,290,000)	$(2,227,000)

Effect of:

State income tax, net	(458,000)	(327,000)	(311,000)

Foreign tax	149,069	184,368	117,217

Stock options	(863,000)	(5,700,000)	(7,067,000)

Other	55,000	(271,000)	(161,000)

Foreign losses not used	37,000	—	—

Valuation allowance	4,433,000	8,588,000	9,766,000

Provision for income taxes	$149,069	$184,368	$117,217

The Company’s net deferred tax assets are as follows:

	June 30,

	2000	2001

Net operating loss carryforwards	$25,017,000	$32,152,000

Research and development credits	1,295,000	1,694,000

Patent costs, net	365,000	322,000

Research and development deferral, net	986,000	763,000

Murex customer lists	754,000	699,000

Reserves	814,000	1,400,000

Other	1,321,000	3,288,000

Deferred tax assets	30,552,000	40,318,000

Valuation allowance	(30,552,000)	(40,318,000)

Net deferred tax assets	$—	$—

The Company recognized a tax provision of $184,368 and $117,217 for the years ended June 30, 2000 and 2001, respectively, which related to the Company’s foreign operations. At June 30, 2001, the Company had tax net operating loss carryforwards for income tax purposes of approximately $80 million. Approximately $40 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, will directly increase additional paid-in capital.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes (continued)

At June 30, 2001, the Company also had research and development credit carryforwards of approximately $1,694,000. In 1990, the Company experienced a change in ownership pursuant to Section 382 of the Internal Revenue Code, which will cause the utilization of pre-change losses and credits to be limited. Subject to this limitation, the Company’s net operating loss carryforwards and tax credits expire, if unused, at various dates from 2003 through 2021. Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, the Company has provided a valuation allowance for the full amount of its deferred tax assets.

11.	Lease Commitments

In January 2000, the Company moved into a new facility in Gaithersburg, Maryland, compromising a total of approximately 90,000 square feet. The lease for the new facility has a ten-year term and the Company has two consecutive rights to extend the term of the lease for five years each. The former Beltsville executive office and manufacturing facility lease expired on April 30, 2000. In addition, the lease on the Company’s research and development facility in Silver Spring, Maryland terminated upon the Company’s relocation of those activities to the new facility in January 2000.

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

On July 6, 2000, the Company entered into an agreement to renew the lease of its London, England facility. The term of the lease began July 1, 1999 and expires on January 31, 2002.

Future minimum rental commitments under these and other operating lease agreements, including the agreements mentioned above, are as follows as of June 30, 2001:

2002	$2,826,795

2003	2,679,060

2004	2,550,413

2005	2,550,913

2006	2,669,722

Thereafter	10,115,014

$23,391,917

Rent expense under these leases was $678,394, $2,144,945, and $3,287,422 for the years ended June 30, 1999, 2000 and 2001, respectively.

12.	Common Stock

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

In March 1996, the Company adopted the Digene Corporation Omnibus Plan (the “Omnibus Plan”). Pursuant to the Omnibus Plan, officers or other employees of the Company may receive options to purchase Common Stock. The Omnibus Plan is administered by the Compensation Committee. 2,000,000 shares have been reserved for issuance under the Omnibus Plan.

In October 1996, the Company adopted the Digene Corporation Directors’ Stock Option Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, directors of the Company may receive options to purchase Common Stock. The Directors’ Plan is administered by the Board of Directors. 500,000 shares have been reserved for issuance under the Directors’ Plan.

In September 1997, the Company adopted the Digene Corporation 1997 Stock Option Plan (the “1997 Stock Option Plan”). Pursuant to the 1997 Stock Option Plan, consultants and other non-employees of the Company may receive options to purchase Common Stock. The 1997 Stock Option Plan is administered by the Compensation Committee. 500,000 shares have been reserved for issuance under the 1997 Stock Option Plan.

In October 1999, the Company adopted the Digene 1999 Incentive Plan (the “1999 Plan”). Pursuant to the 1999 Plan, employees of the Company and its subsidiairies may receive options to purchase Common Stock and other Common Stock awards. The 1999 Plan is administered by the Compensation Committee. 2,000,000 shares have been reserved for issuance under the 1999 Plan.

Prior to March 1996, the Company had adopted Stock Option Plans (the “Option Plans”) under which 2,622,821 shares of Common Stock were reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. The Option Plans provide for grants of stock options to employees (including officers and employee directors), directors and consultants of the Company. The Option Plans were previously administered by the Board of Directors and presently are administered by the Compensation Committee, which determines recipients and types of options to be granted, including the exercise price, number of shares subject to the option and the exercisability thereof. The Company does not intend to grant further options under these Option Plans.

As of June 30, 2001, 1,449,787 shares were available for issuance under the plans.

The terms of all stock options granted may not exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair market value at the time of the grant.

Common stock options activity is as follows:

	Year ended June 30,

	1999		2000		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,712,162	$6.42	3,177,529	$7.31	2,995,087	$10.06

Options granted	933,250	8.77	607,500	16.38	792,500	32.53

Options exercised	(266,745)	1.23	(707,601)	2.96	(581,801)	5.77

Options canceled or expired	(201,138)	10.17	(82,341)	11.29	(76,511)	19.81

Outstanding at end of year	3,177,529	7.31	2,995,087	10.06	3,129,275	16.32

Options exercisable at year-end	1,434,192	4.72	1,278,648	7.54	1,477,776	10.06

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Common Stock Options (continued)

The following table summarizes information about fixed-price stock options outstanding at June 30, 2001:

	Options Outstanding				Options Exercisable

Range of Exercise	Number Outstanding	Average Remaining		Weighted-Average	Number Exercisable	Weighted-Average
Prices	at June 30, 2001	Contractual Life		Exercise Price	at June 30, 2001	Exercise Price

$0.000- $10.00	1,616,565	5.9	$9.05		1,233,017	$9.10

$10.01 - $20.00	693,210	7.8	13.23		221,091	12.85

$20.01 - $30.00	117,000	9.5	27.33		—	—

$30.01 - $40.00	692,500	9.3	34.13		23,668	34.58

$40.01- $44.25	10,000	9.1	44.25		—	—

	3,129,275	7.2	16.32		1,477,776	10.06

If compensation cost for the Company’s stock option plans had been determined based upon the fair market value at the grant date for options under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss in fiscal 1999, 2000 and 2001 would have been approximately $12,842,000, $13,251,000 and $17,273,000 or $0.89, $0.86, and $1.04 per share, respectively. The effect of applying SFAS No. 123 to the calculation of 1999, 2000 and 2001 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair market value of additional stock options in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants:

	Year ended June 30,

	1999	2000	2001

Dividend yield	0.00%	0.00%	0.00%

Expected volatility	77%	77%	78%

Risk-free interest rate	6.0%	6.0%	5.5%

Expected life of the option term (in years)	6.1	5.8	5.9

The weighted-average fair values of the options granted during the years ended June 30, 1999, 2000 and 2001 were $6.26, $11.84, and $23.04, respectively.

14.	Retirement Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”), which covers all employees who have completed 90 days of service. The Plan stipulates that employees may elect an amount between 1% and 20% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in employer contributions over five years. No contributions were made by the Company during the years ended June 30, 1999, 2000 and 2001.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Other Commitments and Contingencies

The Company’s access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties up to approximately 4.0% of applicable future net sales on certain products. During fiscal 1999, 2000 and 2001, total royalties amounted to $655,062, $947,628, and $1,283,021, respectively.

16.	Segment Reporting

The Company operates one business segment that develops, manufactures and markets proprietary gene-based tests for the detection, screening and monitoring of human diseases. Worldwide operations are summarized by geographic region in the following table:

	1999		2000		2001

	Assets	Revenues	Assets	Revenues	Assets	Revenues

North America	$27,575,447	$5,930,026	$34,568,195	$9,880,710	$46,890,764	$19,620,298
Europe	165,583	9,055,571	610,883	9,957,338	672,924	10,526,665
South America	367,449	1,860,242	605,888	1,746,724	631,639	2,126,123
Pacific Rim	—	621,260	—	1,459,198	—	1,923,800

	$28,108,479	$17,467,099	$35,784,966	$23,043,970	$48,195,327	$34,196,886

17.	Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarters: (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Revenues	$7,172	$7,755	$9,010	$10,260
Net Loss	$(1,916)	$(1,578)	$(1,645)	$(1,342)
Basic and diluted net loss per share	$(0.12)	$(0.10)	$(0.10)	$(0.08)
2000
Revenues	$5,218	$5,252	$6,123	$6,451
Net Loss	$(1,128)	$(1,577)	$(1,633)	$(2,429)
Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.10)	$(0.15)

The sum of basic and diluted net loss per share for the four quarters in each of 2001 and 2000 may not equal basic and diluted net loss per share for the year due to the changes in the number of weighted-average shares outstanding during the year.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                         AND FINANCIAL DISCLOSURE

      No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

•	Directors. The information with respect to directors required by this item is incorporated herein by reference to Digene’s definitive Proxy Statement for its Annual Meeting of Stockholders, scheduled to be held on October 25, 2001, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Digene’s fiscal year (the “2001 Proxy Statement”).

•	Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this report.

ITEM 11.         EXECUTIVE COMPENSATION

      The information required under this item is incorporated herein by reference to the 2001 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required under this item is incorporated herein by reference to the 2001 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the 2001 Proxy Statement.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	*	Consolidated Financial Statements of Digene Corporation:

Report of Independent Auditors
Consolidated Balance Sheets as of June 30, 2000 and 2001
Consolidated Statements of Operations for the fiscal years ended June 30, 1999, 2000 and 2001
Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 1999, 2000 and 2001
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1999, 2000 and 2001
Notes to Consolidated Financial Statements

	*	Financial Statement Schedules:

Schedule II —Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	*	Exhibits:

3.1		Amended and Restated Certificate of Incorporation of Digene.**
3.2		Amended and Restated Bylaws of Digene. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the SEC on September 28, 1999.)
4.1		Specimen Common Stock Certificate.**
10.6		Amended and Restated 1996 Omnibus Plan. (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
10.14		License Agreement dated September 1, 1995 between Digene and Institut Pasteur.**
10.15		Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur.**
10.16		License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.**
10.18		License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc.**
10.26		Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders.**
10.28		License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd.**
10.30		Amended and Restated Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
10.32		Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.33 10.34		Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers. (Incorporated by reference to Exhibit 10.37 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.) Lease dated as of March 2, 1998 by and between Digene and ARE - Metropoliton Grove I, LLC. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)
10.35	!	Employment Agreement dated as of December 22, 1998 between Digene and Joseph P. Slattery. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)
10.36	!	Employment Agreement dated as of December 22, 1998 between Digene and Jeanmarie P. Curley. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)
10.37	***	Marketing and Distribution Agreement dated May 7, 1999 between Digene and Abbott Laboratories. (Incorporated by reference to Exhibit 10.41 of Digene’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 and filed with the SEC on December 21, 1999.)
10.38		Amended and Restated 1999 Incentive Plan. (Incorporated by reference to Exhibit 10.4 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
10.39	****	License Agreement dated April 5, 2000 between Digene and Institut Pasteur. (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.)
10.40	+	Co-Promotion Agreement dated January 17, 2001 between Digene and Cytyc Corporation. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
10.41	+	Reseller Agreement dated July 22, 1996 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
10.41(a)	+	First Amendment to Reseller Agreement dated July 24, 1997 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
10.41(b)	+	Second Amendment to Reseller Agreement dated May 14, 1998 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(b) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
10.42	++	Letter Agreement dated April 29, 2001 between Digene and Roche Molecular
	*	Systems, Inc., as amended by an Amendment dated September 7, 2001.
10.43	++	Original Equipment Manufacturer Supply Agreement dated January 23, 2001
	*	between Digene and Qiagen Instruments AG.
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of Ernst & Young LLP, Independent Auditors.

*	Filed herewith.
**	Incorporated by reference to the like-numbered exhibits to Digene’s Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.
***	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 21, 1999. Such provisions have been filed separately with the Commission.
****	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.
+	Confidential treatment has been granted for certain portions thereof by the Commission in a letter dated September 10, 2001. Such provisions have been filed separately with the Commission.
++	Confidential treatment has been requested for certain provisions thereof pursuant to a confidential treatment request filed September 27, 2001. Such provisions have been filed separately with the Commission.
!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	Reports on Form 8-K.

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGENE CORPORATION

September 27, 2001	By:	/s/Evan Jones
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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Evan Jones Evan Jones	Chairman and Chief Executive Officer (principal executive officer)	September 27, 2001

/s/Charles M. Fleischman Charles M. Fleischman	President, Chief Operating Officer, Chief Financial Officer and Director (principal financial officer)	September 27, 2001

/s/Joseph P. Slattery Joseph P. Slattery	Vice President, Finance (principal accounting officer)	September 27, 2001

/s/Wayne T. Hockmeyer Wayne T. Hockmeyer	Director	September 27, 2001

/s/John H. Landon John H. Landon	Director	September 27, 2001

/s/Joseph M. Migliara Joseph M. Migliara	Director	September 27, 2001

/s/John J. Whitehead John J. Whitehead	Director	September 27, 2001

Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

Classification	Balance at	Additions	Deductions		Balance at
	Beginning of				End of Period
	Period

Allowance for doubtful accounts:

Year ended June 30, 1999	209	—	(39	)(1)	170

Year ended June 30, 2000	170	220	(127	)(1)	263

Year ended June 30, 2001	263	128	(110	)(1)	281

Reserve for inventory obsolescence:

Year ended June 30, 1999	339	399	—		738

Year ended June 30, 2000	738	517	—		1,255

Year ended June 30, 2001	1,255	910	—		2,165

(1)	“Deductions” represent accounts written off during the period less recoveries of accounts previously written off.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Digene.**
3.2	Amended and Restated Bylaws of Digene. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the SEC on September 28, 1999.)
4.1	Specimen Common Stock Certificate.**
10.6	Amended and Restated 1996 Omnibus Plan. (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
10.14	License Agreement dated September 1, 1995 between Digene and Institut Pasteur.**
10.15	Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur.**
10.16	License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.**
10.18	License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc.**
10.26	Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders.**
10.28	License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd.**
10.30	Amended and Restated Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
10.32	Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
10.33	Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers. (Incorporated by reference to Exhibit 10.37 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)
10.34	Lease dated as of March 2, 1998 by and between Digene and ARE —Metropoliton Grove I, LLC. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)
10.35 !	Employment Agreement dated as of December 22, 1998 between Digene and Joseph P. Slattery. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)
10.36 !	Employment Agreement dated as of December 22, 1998 between Digene and Jeanmarie P. Curley. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)
10.37 ***	Marketing and Distribution Agreement dated May 7, 1999 between Digene and Abbott Laboratories. (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 and filed with the SEC on December 21, 1999.)
10.38	Amended and Restated 1999 Incentive Plan. (Incorporated by reference to Exhibit 10.4 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)
10.39 ****	License Agreement dated April 5, 2000 between Digene and Institut Pasteur. (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.)
10.40 +	Co-Promotion Agreement dated January 17, 2001 between Digene and Cytyc Corporation. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
10.41 +	Reseller Agreement dated July 22, 1996 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
10.41(a) +	First Amendment to Reseller Agreement dated July 24, 1997 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)
10.41(b) +	Second Amendment to Reseller Agreement dated May 14, 1998 between Digene and Tropix. Inc. (Incorporated by reference to Exhibit 10.2(b) of Digene’s Quarterly Report on

Form 10-Q for the quarter ended March 31, 2001.)
10.42 ++ *	Letter Agreement dated April 29, 2001 between Digene and Roche Molecular Systems, Inc., as amended by an Amendment dated September 7, 2001.
10.43 ++ *	Original Equipment Manufacturer Supply Agreement dated January 23, 2001 between Digene and Qiagen Instruments AG.
21 *	Subsidiaries of the Registrant.
23.1 *	Consent of Ernst & Young LLP, Independent Auditors.

*	Filed herewith.
**	Incorporated by reference to the like-numbered exhibit to Digene’s Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.
***	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 21, 1999. Such provisions have been filed separately with the Commission.
****	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.
+	Confidential treatment has been granted for certain portions thereof by the Commission in a letter dated September 10, 2001. Such provisions have been filed separately with the Commission.
++	Confidential treatment has been requested for certain provisions thereof pursuant to a confidential treatment request filed September 27, 2001. Such provisions have been filed separately with the Commission.
!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.