Form 10-Q
period 2001-09-30
DIGENE CORP
filed 2001-11-14
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	November 12, 2001

Common Stock, par value $.01 per share	17,019,727

DIGENE CORPORATION

INDEX TO FORM 10-Q

Page

Part I. Consolidated Financial Information:
Item 1. Consolidated Financial Statements -
Consolidated Balance Sheets – September 30, 2001 and June 30, 2001	1
Consolidated Statements of Operations – Three months ended September 30, 2001 and 2000	2
Consolidated Statements of Cash Flows – Three months ended September 30, 2001 and 2000	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of	6
Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Part II. Other Information:
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13
Exhibit Index	14

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2001	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,718,022	$20,626,252
Short-term investments	8,922,965	8,977,412
Accounts receivable, less allowance of approximately $313,000 and $281,000 at September 30, 2001 and June 30, 2001, respectively	5,174,690	5,694,648
Inventories	5,606,766	5,548,415
Prepaid expenses and other current assets	1,330,235	1,685,767

Total current assets	43,752,678	42,532,494
Note receivable	406,500	406,500
Property and equipment, net	3,445,236	3,490,490
Intangible assets, net	1,013,080	1,050,601
Deposits	738,043	715,242

Total assets	$49,355,537	$48,195,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,888,254	$3,260,186
Accrued expenses	3,284,386	2,709,490
Accrued payroll	2,281,210	1,865,777
Deferred revenues	8,071,000	7,792,000

Total current liabilities	16,524,850	15,627,453
Deferred rent	267,758	233,584
Long-term debt	1,000,000	1,000,000
Deferred liability	5,000,000	5,000,000
Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 16,838,996 and 16,755,339 shares issued and outstanding at September 30, 2001 and June 30, 2001, respectively	168,390	167,553
Additional paid-in capital	88,953,984	88,199,211
Deferred stock compensation	(56,240)	(64,274)
Accumulated deficit	(62,503,205)	(61,968,200)

Total stockholders’ equity	26,562,929	26,334,290

Total liabilities and stockholders’ equity	$49,355,537	$48,195,327

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2001	2000

	(Unaudited)
Revenues:
Product sales	$10,298,983	$6,667,869
Research and development contracts	83,257	504,147

Total revenues	10,382,240	7,172,016
Costs and expenses:
Cost of product sales	2,908,998	2,911,863
Research and development	2,073,784	2,105,651
Selling and marketing	3,924,299	2,442,036
General and administrative	2,062,601	1,779,819
Amortization of intangible assets	37,521	37,521

Loss from operations	(624,963)	(2,104,874)
Other income (expense):
Other income (expense)	(66,274)	(32,076)
Interest income	206,670	312,679
Interest expense	(2,555)	(840)

Loss from operations before income taxes	(487,122)	(1,825,111)
Provision for income taxes	47,883	90,401

Net loss	$(535,005)	$(1,915,512)

Basic and diluted net loss per share	$(0.03)	$(0.12)

Weighted average shares outstanding	16,791,577	16,252,351

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,

	2001	2000

	(Unaudited)
Operating activities
Net loss	$(535,005)	$(1,915,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	370,050	335,176
Amortization of intangible assets	37,521	37,521
Compensation expense related to stock options	8,034	8,034
Changes in operating assets and liabilities:
Accounts receivable	519,958	1,121,448
Inventories	(58,351)	(556,272)
Prepaid expenses and other current assets	355,532	506,357
Deposits and other assets	(22,801)	(13,710)
Accounts payable	(371,932)	(1,349,242)
Accrued expenses	574,896	34,259
Accrued payroll	415,433	132,946
Deferred revenues	279,000	—
Deferred rent	34,174	43,240

Net cash provided by (used in) operating activities	1,606,509	(1,615,755)
Investing activities
Purchases of short-term investments	(4,590,546)	(1,784,027)
Maturities of short-term investments	4,644,993	3,347,072
Capital expenditures	(324,796)	(333,129)

Net cash provided by (used in) investing activities	(270,349)	1,229,916
Financing activities
Exercise of common stock options	755,610	1,322,168
Proceeds from note receivable	—	40,000
Proceeds from note payable	—	1,000,000

Net cash provided by financing activities	755,610	2,362,168

Net increase (decrease) in cash and cash equivalents	2,091,770	1,976,329
Cash and cash equivalents at beginning of period	20,626,252	7,534,998

Cash and cash equivalents at end of period	$22,718,022	$9,511,327

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Digene Corporation (Digene) for the three-month periods ended September 30, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Inventories consist of the following:

	September 30,	June 30,
	2001	2001

	(Unaudited)
Finished goods	$3,233,645	$3,087,651
Work in process	2,914,606	3,369,419
Raw materials	1,214,371	1,256,358

	7,362,622	7,713,428
Obsolescence reserve	(1,755,856)	(2,165,013)

	$5,606,766	$5,548,415

3. Marketing and Distribution Agreements

On April 30, 2001, Digene terminated the Marketing and Distribution Agreement between Digene and Abbott Laboratories (the “Abbott Agreement”) as it applies to the distribution of Digene’s human papillomavirus DNA products, and converted the distribution rights under the Abbott Agreement for the Digene Hepatitis B DNA products to non-exclusive for the remainder of the term of the Abbott Agreement. Prior to such action, Abbott was the exclusive distributor of Digene’s human papillomavirus (HPV) and Hepatitis B DNA products in Europe, Africa and the Middle East. The Abbott Agreement provides for a non-exclusive, twelve-month wind-down distribution period for the HPV products.

On April 29, 2001, Digene entered into an agreement (the “Roche Letter Agreement”) with Roche Molecular Systems, Inc. (“Roche”). Under the Roche Letter Agreement, Roche will act as a co-exclusive distributor for Digene’s HPV products in Europe, the Middle East and Africa from May 1, 2001 through June 30, 2002, and the parties will evaluate opportunities for a broader relationship. Roche has guaranteed minimum purchases over the term of the Roche Letter Agreement. During the three-month period ended September 30, 2001, Digene received prepayments of approximately $3.4 million for certain of these minimum purchases. Roche did not meet its minimum purchase obligation for the quarter ended September 30, 2001, and, accordingly, Digene recognized approximately $326,000 of the prepayments as product sales for such quarter. As of September 30, 2001, Digene is obligated to return approximately $1.4 million of the prepayments to Roche due to offsetting revenue received by Digene from Abbott under the Abbott Agreement. This obligation is recorded in accrued expenses on the Consolidated Balance Sheet as of September 30, 2001.

Under the Roche Letter Agreement, Roche made a non-refundable payment of $5.0 million to Digene, which is recorded as a deferred liability on the Consolidated Balance Sheet as of September 30, 2001. Under certain circumstances, this payment will be converted into shares of Digene’s common stock at a conversion price of $35 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2001. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; uncertainty of future profitability and cash generation from operations; dependence on Roche Molecular Systems, Inc. and Abbott Laboratories as our principal European distributors and dependence on Abbott Laboratories as our distributor for our chlamydia and gonorrhea products in the United States; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; our ability to scale up our manufacturing to the extent product sales increase; uncertainty regarding patents and proprietary rights in connection with our products and products in development; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; uncertainty of clinical trial results for our products in development; delay in or failure to obtain regulatory approvals for our products in development; our ability to obtain requisite additional financing to fund our operations beyond calendar 2002; and other factors as set forth under the caption “Additional Considerations” in our Annual Report on Form 10-K for the year ended June 30, 2001.

Overview

Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems, using our patented Hybrid Capture® technology, for the screening, monitoring and diagnosis of human diseases. Since our inception, we have incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products, the expansion of our manufacturing facilities and our global sales and marketing activities.

Our revenues to a significant extent have been derived from the sales of our HPV Test, which, for fiscal year 2001, accounted for 57% of total revenues and, for the three months ended September 30, 2001, accounted for 68% of total revenues. We expect that the growing acceptance of our HPV Test in both the United States and abroad will continue to drive the growth in revenues from our HPV Test in the future.

Results of Operations

Product sales increased to approximately $10,299,000 for the three-month period ended September 30, 2001 from approximately $6,668,000 for the corresponding period in 2000. The increase was due primarily to growth in sales of our HPV tests and testing services (representing an increase of 107% over sales of HPV tests and testing services in the corresponding period in 2000) and growth in sales of our equipment products (representing an increase of 14% over sales of equipment products in the corresponding period in 2000), partially offset by decreases in sales of non-core products. The majority of the growth in HPV products sales was due to increased sales in the United States (134% over sales in the corresponding period in 2000), as well as increased sales in Europe (129% over sales in the corresponding period in 2000).

Research and development contract revenues decreased to approximately $83,000 for the three-month period ended September 30, 2001 from approximately $504,000 for the corresponding period in 2000. The decrease was due primarily to a reduction in revenue under an exclusive contract, which was converted to non-exclusive during fiscal year 2001.

Cost of product sales remained stable at approximately $2,909,000 for the three-month period ended September 30, 2001 compared to approximately $2,912,000 for the corresponding period in 2000. Gross margin on product sales increased to 72% for the three-month period ended September 30, 2001 from 56% for the corresponding period in 2000. The increase in gross margin percentage was due primarily to increased sales of our test products, particularly HPV, principally in the United States where we sell such products directly, as well as the elimination by the first quarter of fiscal year 2002 of certain operating expenses associated with the relocation to our new manufacturing facility in April 2000, which negatively impacted our gross margins during fiscal year 2001.

During the three-month period ended September 30, 2001, we focused our research and development activities principally on: the development of our Rapid Capture™ System for automated processing of our Hybrid Capture tests, initially related to chlamydia and gonorrhea; activities related to the preparation of a PMA supplement that we submitted to the Food and Drug Administration, or FDA, in October 2001 to obtain market approval for the use of our Hybrid Capture 2 HPV Test as a primary cervical cancer screening test to be performed in conjunction with the Pap smear for women ages 30 and older; the development of our universal collection medium (UCM™) that is expected to allow the simultaneous testing of HPV, chlamydia, gonorrhea and other genetic and cellular material from a single patient sample; activities utilizing our Hybrid Capture technology for microarray-based genomics analysis in the areas of gene expression profiling, genotyping and molecular disease management; and the creation of our next generation of Hybrid Capture technology. Research and development expenses remained relatively unchanged at approximately $2,074,000 for the three-month period ended September 30, 2001, compared to approximately $2,106,000 for the corresponding period in 2000. The slight decrease in expenses for the three-month period was due primarily to a 39% reduction in outside professional services and clinical trial expenses, partially offset by a 14% increase in personnel costs.

Selling and marketing expenses increased to approximately $3,924,000 for the three-month period ended September 30, 2001, from approximately $2,442,000 for the corresponding period in 2000.

The increase was due primarily to a 157% increase in various marketing programs and associated professional expenses, a 102% increase in royalty costs and a 13% increase in personnel costs.

General and administrative expenses increased to approximately $2,063,000 for the three-month period ended September 30, 2001, from approximately $1,780,000 for the corresponding period in 2000. The increase was due primarily to a 25% increase in personnel costs and a 105% increase in insurance expense, principally related to directors’ and officers’ insurance coverage.

Interest income decreased to approximately $207,000 for the three-month period ended September 30, 2001, from approximately $313,000 for the corresponding period in 2000. The decrease was due to lower average cash and cash equivalents balances primarily as a result of negative cash flows from operations in the first nine months of fiscal year 2001 and lower interest rates in the first quarter of fiscal year 2002 compared to the corresponding period in fiscal year 2001. The cash received from Roche Molecular Systems, Inc. associated with advance minimum sales payments is held in an account which does not provide interest income to Digene.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $62,503,000 at September 30, 2001. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. We have positive cash flows from operations of approximately $1,607,000 for the three months ending September 30, 2001, partially as a result of advance minimum sales payments from Roche under the Roche Letter Agreement compared to negative cash flows from operations of approximately $1,616,000 for the three months ended September 30, 2000.

Capital expenditures decreased to approximately $325,000 for the three months ended September 30, 2001 from approximately $333,000 for the corresponding period in 2000.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to increasing accounts receivable as a result of expected revenue growth. Since our inception, exclusive of cash received from Roche Molecular Systems, Inc. for advance minimum sales payments under the Roche Letter Agreement, we have incurred negative cash flows from operations, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2002. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including the successful commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three month periods ended September 30, 2001 and 2000, respectively. Interest rate exposure is primarily limited to the approximately $23,900,000 of cash, cash equivalents and short-term investments owned by us. Such securities are debt instruments that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term, less than twelve months, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     The following is a summary of the final voting results from the October 25, 2001 annual meeting of stockholders of Digene. The number of shares present in person or by proxy at the annual meeting were 14,864,405, or 88% of the outstanding shares of common stock.

1. Election of Directors.

     Two of Digene’s six directors had terms that expired and stood for re-election at the annual meeting. These two directors, who are listed below, received the most votes cast for the election of directors.

Name	For	Withheld Authority

Charles M. Fleischman	13,846,643	1,017,762
Joseph M. Migliara	14,419,651	444,754

The following directors’ terms continued after the meeting: Wayne T. Hockmeyer, Ph.D., Evan Jones, John H. Landon and John J.Whitehead.

2. Approval of an Amendment to the Amended and Restated 1999 Incentive Plan.

     Digene proposed an amendment to its Amended and Restated 1999 Incentive Plan to increase the number of shares of common stock issuable under the plan from 2,000,000 to 3,000,000 shares. The proposal received a majority of the votes present and entitled to be cast on the matter.

For: Against: Abstain: Broker Non-Votes:	7,618,488 3,202,291 54,107 3,989,519

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

10.1*	Amendment No. 2 to Letter Agreement between Digene and Roche Molecular Systems, Inc., dated October 24, 2001.

10.2	Digene Corporation Amended and Restated 1999 Incentive Plan, as amended.

*	Confidential treatment has been requested for certain provisions thereof pursuant to a Confidential Treatment
Request filed November 14, 2001. Such provisions have been filed separately with the Commission.

(b) Reports on Form 8-K

Digene did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date: November 14, 2001	By: /s/ Charles M. Fleischman
Charles M. Fleischman
President,
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2001	By: /s/ Joseph P. Slattery
Joseph P. Slattery
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968).
10.1*	Amendment No. 2 to Letter Agreement between Digene and Roche Molecular Systems, Inc., dated October 24, 2001.
10.2	Digene Corporation Amended and Restated 1999 Incentive Plan, as amended.

*	Confidential treatment has been requested for certain provisions thereof pursuant to a Confidential Treatment
Request filed November 14, 2001. Such provisions have been filed separately with the Commission.