Form 10-Q
period 2001-12-31
DIGENE CORP
filed 2002-02-14
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 12, 2002

Common Stock, par value $.01 per share	17,881,594

DIGENE CORPORATION

INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements -

Consolidated Balance Sheets –
December 31, 2001 and June 30, 2001	1

Consolidated Statements of Operations –
Three and six months ended December 31, 2001 and 2000	2

Consolidated Statements of Cash Flows –
Six months ended December 31, 2001 and 2000	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	6

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Part II. Other Information:

Item 1. Legal Proceedings	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	13

Signatures	14

Exhibit Index	15

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2001	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,162,619	$20,626,252
Short-term investments	10,588,353	8,977,412
Accounts receivable, less allowance of approximately $382,000 and $281,000 at December 31, 2001 and June 30, 2001, respectively	7,266,457	5,694,648
Inventories	5,388,455	5,548,415
Prepaid expenses and other current assets	1,466,150	1,685,767

Total current assets	49,872,034	42,532,494
Note receivable	406,500	406,500
Property and equipment, net	3,883,164	3,490,490
Intangible assets, net	975,558	1,050,601
Deposits	744,036	715,242

Total assets	$55,881,292	$48,195,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,247,675	$3,260,186
Accrued expenses	5,257,231	2,709,490
Accrued payroll	1,545,754	1,865,777
Deferred revenues	8,609,000	7,792,000

Total current liabilities	20,659,660	15,627,453
Deferred rent	302,862	233,584
Long-term debt	1,000,000	1,000,000
Deferred liability	5,000,000	5,000,000
Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 17,203,820 and 16,755,339 shares issued and outstanding at December 31, 2001 and June 30, 2001, respectively	172,038	167,553
Additional paid-in capital	92,372,127	88,199,211
Deferred stock compensation	(48,206)	(64,274)
Accumulated deficit	(63,577,189)	(61,968,200)

Total stockholders’ equity	28,918,770	26,334,290

Total liabilities and stockholders’ equity	$55,881,292	$48,195,327

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Revenues:
Product sales	$11,391,892	$7,724,166	$21,690,875	$14,392,035
Research and development contracts	191,718	31,090	274,975	535,237

Total revenues	11,583,610	7,755,256	21,965,850	14,927,272

Costs and expenses:
Cost of product sales	2,818,630	3,112,809	5,727,628	6,024,672
Research and development	2,342,252	1,841,600	4,416,036	3,947,251
Selling and marketing	4,752,875	2,840,879	8,677,174	5,282,915
General and administrative	2,826,276	1,827,927	4,888,877	3,607,746
Amortization of intangible assets	37,521	37,522	75,042	75,043

Loss from operations	(1,193,944)	(1,905,481)	(1,818,907)	(4,010,355)

Other income (expense):
Other income (expense)	78,878	29,135	12,604	(2,941)
Interest income	185,232	266,014	391,902	578,693
Interest expense	(2,530)	(63)	(5,085)	(903)

Loss from operations before income taxes	(932,364)	(1,610,395)	(1,419,486)	(3,435,506)

Provision for (benefit from) income taxes	141,620	(32,584)	189,503	57,817

Net loss	$(1,073,984)	$(1,577,811)	$(1,608,989)	$(3,493,323)

Basic and diluted net loss per share	$(0.06)	$(0.10)	$(0.10)	$(0.21)

Weighted average shares outstanding	17,021,779	16,556,713	16,906,678	16,404,165

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,

	2001	2000

	(Unaudited)
Operating activities
Net loss	$(1,608,989)	$(3,493,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	812,853	692,948
Amortization of intangible assets	75,043	75,043
Compensation expense related to stock options	16,068	16,068
Changes in operating assets and liabilities:
Accounts receivable	(1,571,809)	560,813
Inventories	159,960	(938,275)
Prepaid expenses and other current assets	219,617	(97,225)
Deposits	(28,794)	(8,489)
Accounts payable	1,987,489	(872,613)
Accrued expenses	2,547,741	(17,688)
Accrued payroll	(320,023)	(425,428)
Deferred revenues	817,000	—
Deferred rent	69,278	86,480

Net cash provided by (used in) operating activities	3,175,434	(4,421,689)

Investing activities
Purchases of short-term investments	(8,880,174)	(6,154,876)
Maturities of short-term investments	7,269,233	7,338,884
Capital expenditures	(1,205,527)	(1,060,404)

Net cash (used in) provided by investing activities	(2,816,468)	123,604

Financing activities
Exercise of common stock options	4,177,401	2,363,640
Proceeds from note receivable	—	40,000
Proceeds from note payable	—	1,000,000

Net cash provided by financing activities	4,177,401	3,403,640

Net increase (decrease) in cash and cash equivalents	4,536,367	(894,445)
Cash and cash equivalents at beginning of period	20,626,252	7,534,998

Cash and cash equivalents at end of period	$25,162,619	$6,640,553

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The consolidated financial statements of Digene Corporation (Digene) for the three- and six-month periods ended December 31, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.     Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Inventories consist of the following:

	December 31,	June 30,
	2001	2001

	(Unaudited)
Finished goods	$3,147,878	$3,087,651
Work in process	2,874,273	3,369,419
Raw materials	1,040,827	1,256,358

	7,062,978	7,713,428
Obsolescence reserve	(1,674,523)	(2,165,013)

	$5,388,455	$5,548,415

3.     Marketing and Distribution Agreements

On April 30, 2001, Digene terminated the Marketing and Distribution Agreement between Digene and Abbott Laboratories (the “Abbott Agreement”) as it applies to the distribution of Digene’s human papillomavirus DNA products, and converted the distribution rights under the Abbott Agreement for Digene’s Hepatitis B DNA products to non-exclusive for the remainder of the term of the Abbott Agreement. Prior to such action, Abbott was the exclusive distributor of Digene’s human papillomavirus (HPV) and Hepatitis B DNA products in Europe, Africa and the Middle East. The Abbott Agreement provides for a non-exclusive, twelve-month wind-down distribution period for the HPV products.

On January 28, 2002, in accordance with an Amendment to the Abbott Agreement, Digene re-acquired from Abbott Laboratories the exclusive rights to market, sell and distribute Digene’s chlamydia and gonorrhea (CT/GC) products worldwide, subject to a non-exclusive wind-down period for Abbott Laboratories’ activities with respect to such products in Europe, Africa and the Middle East until April 30, 2002. In connection with this Amendment, Digene issued 87,873 shares of common stock to Abbott Laboratories in a private placement transaction. Digene will recognize a one-time incremental expense of approximately $2,500,000 in the third quarter of fiscal year 2002 related to this transaction.

On April 29, 2001, Digene entered into an agreement (the “Roche Letter Agreement”) with Roche Molecular Systems, Inc. (“Roche”). Under the Roche Letter Agreement, Roche will act as a co-exclusive distributor for Digene’s HPV products in Europe, the Middle East and Africa from May 1, 2001 through June 30, 2002. Roche has guaranteed minimum purchases over the term of the Roche Letter Agreement. During the six-month period ended December 31, 2001, Digene received prepayments of approximately $7.3 million for certain of these minimum purchases. Roche did not meet its minimum quarterly purchase obligations for the six-month period ended December 31, 2001, and, accordingly, Digene recognized approximately $603,000 of the prepayments as product sales for such period. As of December 31, 2001, Digene is obligated to return approximately $2.6 million of the prepayments to Roche due to offsetting revenue received by Digene from Abbott under the Abbott Agreement. This obligation is recorded in accrued expenses on the Consolidated Balance Sheet as of December 31, 2001.

Under the Roche Letter Agreement, Roche made a non-refundable payment of $5.0 million to Digene, which is recorded as a deferred liability on the Consolidated Balance Sheet as of December 31, 2001. Under certain circumstances, this payment will be converted into shares of Digene’s common stock at a conversion price of $35 per share.

4.     Subsequent Events

On January 30, 2002, Digene completed a private offering of 588,235 shares of common stock, the net proceeds of which, after expenses, were approximately $14,950,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2001. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our limited sales and marketing experience, including our limited experience in selling our products directly, particularly our chlamydia and gonorrhea products in the United States; uncertainty of future profitability and cash generation from operations; dependence on Roche Molecular Systems, Inc. and Abbott Laboratories as our principal European distributors in fiscal 2002 and the potential variability of our quarterly revenues due to the transition of our European distribution structure; uncertainty regarding patents and proprietary rights in connection with our products and products in development; risks inherent in international transactions, including those relating to our sales and marketing efforts in Europe; dependence on third-party reimbursement from government entities, managed care organizations and private insurance plans; our ability to scale up our manufacturing to the extent product sales increase; the extent of future expenditures for sales and marketing programs; uncertainty of clinical trial results for our products in development; delay in or failure to obtain regulatory approvals for our products in development; our ability to obtain requisite additional financing to fund our operations beyond calendar 2003; and other factors as set forth under the caption “Additional Considerations” in our Annual Report on Form 10-K for the year ended June 30, 2001.

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

Our revenues to a significant extent have been derived from the sales of our HPV tests, which, for fiscal year 2001, accounted for 57% of total revenues and, for the six months ended December 31, 2001, accounted for 75% of total revenues. We expect that the growing acceptance of our HPV tests in both the United States and abroad will continue to drive the growth in revenues from our HPV tests and testing services in the future.

Results of Operations

Product sales increased to approximately $11,392,000 for the three-month period ended December 31, 2001 from approximately $7,724,000 for the corresponding period in 2000. The increase was due primarily to a 110% growth in sales of our HPV tests and testing services over such sales in the corresponding period in 2000, partially offset by decreases in sales of equipment and non-core products. The majority of the growth in HPV products sales was due to increased sales in the United States (128% over such sales in the corresponding period in 2000), as well as increased sales in Europe (144% over such sales in the corresponding period in 2000).

Product sales increased to approximately $21,691,000 for the six-month period ended December 31, 2001 from approximately $14,392,000 for the corresponding period in 2000. The increase was due primarily to a 109% growth in sales of our HPV tests and testing services over such sales in the corresponding period in 2000, partially offset by decreases in sales of equipment and non-core products. The majority of the growth in HPV products sales was due to increased sales in the United States (131% over such sales in the corresponding period in 2000), as well as increased sales in Europe (138% over such sales in the corresponding period in 2000).

Research and development contract revenues increased to approximately $192,000 for the three-month period ended December 31, 2001 from approximately $31,000 for the corresponding period in 2000 and decreased to approximately $275,000 for the six-month period ended December 31, 2001 from approximately $535,000 for the corresponding period in 2000. The increase in the three-month period was due primarily to an increase in research and development revenue under an existing contract. The decrease in the six-month period was due primarily to a reduction in revenue under an exclusive contract, which was converted to non-exclusive during fiscal 2001.

Cost of product sales decreased to approximately $2,819,000 for the three-month period ended December 31, 2001 from approximately $3,113,000 for the corresponding period in 2000 and decreased to approximately $5,728,000 for the six-month period ended December 31, 2001 from approximately $6,025,000 for the corresponding period in 2000. Gross margin on product sales increased to 75% for the three-month period ended December 31, 2001 from 60% for the corresponding period in 2000 and increased to 74% for the six-month period ended December 31, 2001 from 58% for the corresponding period in 2000. The increase in gross margin percentage in both periods was due primarily to increased sales of our test products, particularly HPV tests, principally in the United States where we sell such products directly and decreased sales of lower margin equipment products, as well as the elimination by the first quarter of fiscal year 2002 of certain operating expenses associated with the relocation to our new manufacturing facility in April 2000, which negatively impacted our gross margins during fiscal year 2001, and improved inventory management.

During the six-month period ended December 31, 2001, we focused our research and development activities principally on: the development of our Rapid Capture™ System for automated processing of our Hybrid Capture tests, initially related to HPV and CT/GC; activities related to the preparation of a PMA supplement that we submitted to the U.S. Food and Drug Administration (FDA) in October 2001 to obtain market approval for the use of our Hybrid Capture 2 HPV Test as a primary cervical cancer screening test to be performed in conjunction with the Pap smear for women age 30 and older; the development of our universal collection medium (UCMTM) that is expected to allow the simultaneous testing of HPV, chlamydia, gonorrhea and other genetic and cellular material from a single patient sample; clinical trials related to CT/GC testing for ThinPrep specimens and HPV testing from the TriPath Prep system; activities utilizing our Hybrid Capture technology for microarray-based genomics analysis in the areas of gene expression profiling, genotyping and molecular disease management; and the creation of our next generation of Hybrid Capture technology. Research and development expenses increased to approximately $2,342,000 for the three-month period ended December 31, 2001 from approximately $1,842,000 for the corresponding period in 2000 and increased to approximately $4,416,000 for the six-month period ended December 31, 2001 from approximately $3,947,000 for the corresponding period in 2000. The increase for the three-month period was due primarily to outside professional services and clinical trial expenses, which increased 105%, personnel costs, which increased 35% and laboratory supplies, which increased 32%. The increase for the six-month period was due primarily to personnel costs, which increased 25% and laboratory supplies, which increased 11%, partially offset by outside professional services and clinical trial expenses, which decreased 12%.

Selling and marketing expenses increased to approximately $4,753,000 for the three-month period ended December 31, 2001, from approximately $2,841,000 for the corresponding period in 2000 and increased to approximately $8,677,000 for the six-month period ended December 31, 2001 from approximately $5,283,000 for the corresponding period in 2000. The increase was due primarily to various marketing programs and associated professional expenses, which increased 164% and 160% for the three- and six-month periods, respectively, royalty costs, which increased 121% and 114% for the three- and six-month periods, respectively and personnel costs, which increased 31% and 22% for the three- and six-month periods, respectively. We expect our selling and marketing expenses to increase during the remainder of fiscal 2002 as we begin to sell our CT/GC products directly, initially in the United States, and as we prepare for the expiration, on April 30, 2002, of Abbott’s non-exclusive distribution wind-down period for our HPV and CT/GC products in Europe, the Middle East and Africa.

General and administrative expenses increased to approximately $2,827,000 for the three-month period ended December 31, 2001, from approximately $1,828,000 for the corresponding period in 2000 and increased to approximately $4,889,000 for the six-month period ended December 31, 2001 from $3,608,000 for the corresponding period in 2000. The increase was due primarily to professional fees, which increased 85% and 34% for the three- and six-month periods, respectively, personnel costs, which increased 43% and 36% for the three- and six-month periods, respectively and insurance expense, which increased 43% and 67% for the three- and six-month periods, respectively, principally related to directors’ and officers’ insurance coverage.

Interest income decreased to approximately $185,000 for the three-month period ended December 31, 2001, from approximately $266,000 for the corresponding period in 2000 and decreased to approximately $392,000 for the six-month period ended December 31, 2001 from approximately $579,000 for the corresponding period in 2000. The decrease was primarily due to lower interest rates in the first six months of fiscal year 2002 compared to the corresponding period in fiscal year 2001. The cash received from Roche Molecular Systems, Inc. associated with advance minimum sales payments is held in an account which does not provide interest income to Digene.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $63,577,000 at December 31, 2001. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. We had positive cash flows from operations of approximately $3,175,000 for the six months ending December 31, 2001, primarily as a result of advance minimum sales payments from Roche under the Roche Letter Agreement compared to negative cash flows from operations of approximately $4,422,000 for the six months ended December 31, 2000.

Capital expenditures increased to approximately $1,206,000 for the six months ended December 31, 2001 from approximately $1,060,000 for the corresponding period in 2000.

On January 28, 2002, we issued 87,873 shares of common stock to Abbott Laboratories in a private placement transaction as consideration for the termination of Abbott’s exclusive rights to sell our chlamydia and gonorrhea products worldwide. Digene will recognize a one-time incremental expense of approximately $2,500,000 in the third quarter of fiscal year 2002 related to this transaction.

On January 30, 2002, we completed a private offering of 588,235 shares of common stock, the net proceeds of which, after expenses, were approximately $14,950,000.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to increasing accounts receivable as a result of expected revenue growth. Since our inception, exclusive of cash received from Roche Molecular Systems, Inc. for advance minimum sales payments under the Roche Letter Agreement, we have incurred negative cash flows from operations, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2003. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including the successful commercialization of our products, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three month periods ended December 31, 2001 and 2000, respectively. Interest rate exposure is primarily limited to the approximately $27,900,000 of cash, cash equivalents and short-term investments owned by us. Such securities are debt and equity instruments that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term, less than twelve months, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

PART II. Other Information

Item 1. Legal Proceedings

On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, Digene alleges that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying a patented invention of Digene thereby infringing Digene’s United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and Digene’s United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” Digene is seeking a permanent injunction and monetary damages for past infringement.

Item 5. Other Information

On January 28, 2002, we entered into an Amendment to the Abbott Agreement pursuant to which we re-acquired from Abbott Laboratories the exclusive rights to distribute our chlamydia and gonorrhea (CT/GC) tests and accessories worldwide. We plan to begin distributing the CT/GC tests in the United States promptly. Pursuant to the Amendment, Abbott will continue to distribute the CT/GC tests and accessories in Europe during a non-exclusive wind-down period ending April 30, 2002. Under the terms of the Amendment and a related Stock Purchase Agreement, we issued 87,873 shares of our common stock for the re-acquisition of these exclusive rights, and agreed to repurchase Hybrid Capture instrumentation used for HPV, chlamydia and gonorrhea testing previously purchased by Abbott Laboratories under the Abbott Agreement. The shares of common stock were issued in a private placement transaction in reliance upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) of the Securities Act and Rule 506 promulgated by the SEC under the Securities Act. We have granted Abbott Laboratories registration rights with respect to such shares.

On January 30, 2002, we completed a private placement of 588,235 shares of our common stock to two accredited investors. The purchase price was $25.50 per share, resulting in net proceeds to us of approximately $14,950,000. The shares of common stock were issued in a private placement transaction in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Rule 506 promulgated by the SEC under the Securities Act. We have granted the purchasers registration rights with respect to such shares.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

4.2	Stock Purchase Agreement between Digene and Abbott Laboratories, dated January 28, 2002.

4.3	Form of Purchase Agreement dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited.

4.4	Form of Registration Rights Agreement, dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited.

10.1	Amendment No. 1 to Marketing and Distribution Agreement between Digene and Abbott Laboratories, dated January 28, 2002.

(b)  Reports on Form 8-K

Digene did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date: February 14, 2002	By: /s/ Charles M. Fleischman Charles M. Fleischman President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2002	By: /s/ Joseph P. Slattery

Joseph P. Slattery Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968).

4.2	Stock Purchase Agreement between Digene and Abbott Laboratories, dated January 28, 2002.

4.3	Form of Purchase Agreement dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited.

4.4	Form of Registration Rights Agreement dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited.

10.1	Amendment No. 1 to Marketing and Distribution Agreement between Digene and Abbott Laboratories, dated January 28, 2002.

15