Form 10-Q
period 2002-03-31
DIGENE CORP
filed 2002-05-15
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 14, 2002

Common Stock, par value $.01 per share	17,955,413

DIGENE CORPORATION

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,447,822	$20,626,252
Short-term investments	26,500,113	8,977,412
Accounts receivable, less allowance of approximately $382,000 and $281,000 at March 31, 2002 and June 30, 2001, respectively	9,474,368	5,694,648
Inventories	6,029,229	5,548,415
Prepaid expenses and other current assets	1,448,094	1,685,767

Total current assets	61,899,626	42,532,494

Note receivable	406,500	406,500
Property and equipment, net	4,087,969	3,490,490
Intangible assets, net	938,037	1,050,601
Deposits	706,513	715,242

Total assets	$68,038,645	$48,195,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,345,214	$3,260,186
Accrued expenses	4,828,625	2,709,490
Accrued payroll	1,954,816	1,865,777
Deferred revenues	4,704,000	7,792,000

Total current liabilities	17,832,655	15,627,453

Deferred rent	327,969	233,584
Long-term debt	1,000,000	1,000,000
Deferred liability	5,000,000	5,000,000

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 17,947,280 and 16,755,339 shares issued and outstanding at March 31, 2002 and June 30, 2001, respectively	179,473	167,553
Additional paid-in capital	110,635,185	88,199,211
Deferred stock compensation	(40,172)	(64,274)
Accumulated deficit	(66,896,465)	(61,968,200)

Total stockholders’ equity	43,878,021	26,334,290

Total liabilities and stockholders’ equity	$68,038,645	$48,195,327

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenues:
Product sales	$14,031,145	$9,003,659	$35,722,020	$23,395,694
Research and development contracts	181,885	5,943	456,860	541,180

Total revenues	14,213,030	9,009,602	36,178,880	23,936,874
Costs and expenses:
Cost of product sales	3,713,137	2,891,419	9,440,765	8,916,091
Research and development	2,238,902	1,986,729	6,654,938	5,933,980
Selling and marketing	5,811,734	3,442,318	14,488,908	8,725,233
General and administrative	3,461,735	2,603,525	8,350,612	6,211,271
Amortization of intangible assets	37,522	37,522	112,564	112,565
Abbott termination fee	2,500,000	—	2,500,000	—

Loss from operations	(3,550,000)	(1,951,911)	(5,368,907)	(5,962,266)

Other income (expense):
Other income (expense)	71,837	3,542	84,441	601
Interest income	141,117	345,175	533,019	923,868
Interest expense	(5,824)	(6,384)	(10,909)	(7,287)

Loss from operations before income taxes	(3,342,870)	(1,609,578)	(4,762,356)	(5,045,084)

Provision for (benefit from) income taxes	(23,594)	35,960	165,909	93,777

Net loss	$(3,319,276)	$(1,645,538)	$(4,928,265)	$(5,138,861)

Basic and diluted net loss per share	$(0.19)	$(0.10)	$(0.29)	$(0.31)

Weighted average shares outstanding	17,683,415	16,686,772	17,161,810	16,497,923

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2002	2001

	(Unaudited)
Operating activities
Net loss	$(4,928,265)	$(5,138,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,185,947	1,026,969
Amortization of intangible assets	112,564	112,565
Compensation expense related to stock options	24,102	24,102
Abbott termination fee	2,500,000	—
Changes in operating assets and liabilities:
Accounts receivable	(3,779,720)	7,790
Inventories	(480,814)	(1,675,783)
Prepaid expenses and other current assets	237,673	83,757
Deposits	8,729	(116,376)
Accounts payable	3,085,028	(204,874)
Accrued expenses	2,119,135	27,392
Accrued payroll	89,039	(156,990)
Deferred revenues	(3,088,000)	—
Deferred rent	94,385	120,654

Net cash used in operating activities	(2,820,197)	(5,889,655)

Investing activities
Purchases of short-term investments	(26,457,329)	(10,810,494)
Maturities of short-term investments	8,934,628	16,158,228
Capital expenditures	(1,783,426)	(1,267,958)

Net cash (used in) provided by investing activities	(19,306,127)	4,079,776

Financing activities
Net proceeds from issuance of common stock	14,948,250	—
Exercise of common stock options	4,999,644	3,051,590
Proceeds from note payable	—	1,000,000

Net cash provided by financing activities	19,947,894	4,051,590

Net (decrease) increase in cash and cash equivalents	(2,178,430)	2,241,711
Cash and cash equivalents at beginning of period	20,626,252	7,534,998

Cash and cash equivalents at end of period	$18,447,822	$9,776,709

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The consolidated financial statements of Digene Corporation (Digene) for the three- and nine-month periods ended March 31, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.     Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Inventories consist of the following:

	March 31,	June 30,
	2002	2001

	(Unaudited)
Finished goods	$3,802,885	$3,087,651
Work in process	2,968,937	3,369,419
Raw materials	962,586	1,256,358

	7,734,408	7,713,428
Obsolescence reserve	(1,705,179)	(2,165,013)

	$6,029,229	$5,548,415

3.     Marketing and Distribution Agreements

On April 30, 2001, Digene terminated the Marketing and Distribution Agreement (the “Abbott Agreement”) between Digene and Abbott Laboratories (“Abbott”) as it applies to the distribution of Digene’s human papillomavirus DNA products, and converted Abbott’s distribution rights under the Abbott Agreement for Digene’s Hepatitis B DNA products to non-exclusive for the remainder of the term of the Abbott Agreement. Prior to such action, Abbott was the exclusive distributor of Digene’s human papillomavirus (HPV) and Hepatitis B DNA products in Europe, Africa and the Middle East. The Abbott Agreement provides for a non-exclusive, twelve-month wind-down distribution period for the HPV products.

On January 28, 2002, in accordance with an Amendment to the Abbott Agreement, Digene terminated Abbott’s exclusive rights to market, sell and distribute Digene’s chlamydia and gonorrhea (CT/GC) products worldwide, subject to a non-exclusive wind-down period for Abbott’s activities with respect to such products in Europe, Africa and the Middle East until April 30, 2002. In connection with this Amendment, Digene issued 87,873 shares of common stock to Abbott in a private placement transaction representing an agreed upon termination fee paid to Abbott. Digene recognized a one-time expense of $2,500,000 in the third quarter of fiscal year 2002 representing the fair market value of the shares issued to Abbott in this transaction.

On April 29, 2001, Digene entered into an agreement (the “Roche Letter Agreement”) with Roche Molecular Systems, Inc. (“Roche”). Under the Roche Letter Agreement, Roche is a co-exclusive distributor for Digene’s HPV products in Europe, the Middle East and Africa from May 1, 2001 through June 30, 2002. Roche has guaranteed minimum purchases over the term of the Roche Letter Agreement. During the nine-month period ended March 31, 2002, Digene received prepayments of approximately $7.3 million for certain of these guarantees. Roche did not meet its minimum quarterly purchase obligations for the nine-month period ended March 31, 2002, and, accordingly, Digene recognized approximately $2,951,000 of the prepayments as product revenue for such period. As of March 31, 2002, Digene is obligated to return approximately $941,000 of the prepayments to Roche due to offsetting revenue received by Digene from Abbott under the Abbott Agreement. This obligation is recorded in accrued expenses on the Consolidated Balance Sheet as of March 31, 2002.

Under the Roche Letter Agreement, Roche made a non-refundable payment of $5.0 million to Digene, which is recorded as a deferred liability on the Consolidated Balance Sheet as of March 31, 2002. Under certain circumstances, this payment will be converted into shares of Digene’s common stock at a conversion price of $35 per share.

4.     Private Offering

On January 30, 2002, Digene completed a private offering of 588,235 shares of common stock, the net proceeds of which, after expenses, were approximately $14,950,000.

5.     Tender Offer

On February 19, 2002, Digene, Cytyc Corporation (“Cytyc”) and Cruiser, Inc., a wholly-owned subsidiary of Cytyc, entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provides for, among other things: (i) the commencement by Cytyc of a stock and cash tender offer for all of the outstanding shares of common stock, par value, $.01 per share, of Digene for $4.00 per share in cash plus 1.1969 shares of Cytyc common stock (the “Offer”); and (ii) following consummation of the Offer, the merger of Cruiser, Inc. with and into Digene. The closing of the transaction is subject to the successful completion of the Offer, the receipt of all necessary regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and other customary closing conditions.

On February 27, 2002, Digene filed its Notification and Report Form under the HSR Act with the Federal Trade Commission (the “FTC”) and the U.S. Department of Justice. On May 14, 2002, Digene announced that it had been informed by the Premerger Notification Office of the FTC that the beginning of the applicable waiting period under the HSR Act did not commence until information completing the HSR notification was provided to the FTC on April 26, 2002. As a result, the applicable waiting period under the HSR Act will expire at midnight on May 28, 2002, unless extended by the issuance of a request for additional information. The staff of the FTC has advised Digene that it can expect to receive a request for additional information no later than May 28, 2002. Because Digene was already engaged in providing requested information to the FTC, it is anticipated that Digene will be able to respond to such request promptly.

The tender offer was commenced by Cytyc on March 1, 2002 and, in connection with such commencement, Cytyc filed a Registration Statement on Form S-4 and Schedule TO and Digene filed a Solicitation/ Recommendation Statement on Schedule 14D-9 with the Securities and Exchange Commission. Cytyc has extended the expiration of the Offer three times while the companies continue to furnish information to, and work with, the FTC with respect to possible antitrust issues related to the transaction. The Offer is currently scheduled to expire on May 23, 2002 at 12:00 midnight, New York City time, unless extended by Cytyc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2001. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: any failure to consummate the pending tender offer and merger transaction with Cytyc Corporation; uncertainty of market acceptance of our products by the worldwide medical community; our limited sales and marketing experience, including our limited experience in selling our products directly, particularly our chlamydia and gonorrhea products in the United States; uncertainty of future profitability and cash generation from operations; delay in or failure to obtain regulatory approvals for our products in development; dependence on Roche as our principal European distributor in fiscal 2002 and the affects of, including potential variability of our quarterly revenues due to, the transition of our European distribution structure from Roche and Abbott; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty regarding the outcome of pending patent-related litigation; risks inherent in international transactions, including those relating to our sales and marketing efforts in Europe; dependence on third-party reimbursement from government entities, managed care organizations and private insurance plans; our ability to scale up our manufacturing to the extent product sales increase; the extent of future expenditures for sales and marketing programs; uncertainty of clinical trial results for our products in development; our ability to obtain requisite additional financing to fund our operations beyond calendar 2003; and other factors as set forth under the caption “Additional Considerations” in our Annual Report on Form 10-K for the year ended June 30, 2001.

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

Our revenues to a significant extent have been derived from the sales of our HPV tests, which, for fiscal year 2001, accounted for 57% of total revenues and, for the nine months ended March 31, 2002, accounted for 74% of total revenues. We expect that the growing acceptance of our HPV tests in both the United States and abroad will continue to drive the growth in revenues from our HPV tests and testing services in the future.

Results of Operations

Product sales increased to approximately $14,213,000 for the three-month period ended March 31, 2002 from approximately $9,010,000 for the corresponding period in 2001. The increase was due primarily to an 80% growth in sales of our HPV tests and testing services over such sales in the corresponding period in 2001, and revenues recorded on account of minimum purchase guarantees by Roche of approximately $2,349,000 of HPV products, partially offset by decreases in sales of equipment and non-core products. The growth in HPV products sales was due to increased sales in the United States (107% over such sales in the corresponding period in 2001), partially offset by decreased sales in Europe, which were totally offset by the guaranteed payments from Roche. Under the Roche Letter Agreement, Roche has no further minimum purchase obligations after fiscal 2002, which will adversely affect our product revenues unless we are able to increase product sales.

Product sales increased to approximately $35,722,000 for the nine-month period ended March 31, 2002 from approximately $23,396,000 for the corresponding period in 2001. The increase was due primarily to a 97% growth in sales of our HPV tests and testing services over such sales in the corresponding period in 2001, in addition to revenues recorded on account of minimum purchase guarantees by Roche of approximately $2,951,000 of HPV products, partially offset by decreases in sales of equipment and non-core products. The majority of the growth in HPV products sales was due to increased sales in the United States (121% over such sales in the corresponding period in 2001) and increased sales in Europe (39% over such sales in the corresponding period in 2001), in addition to the guaranteed payments from Roche.

Research and development contract revenues increased to approximately $182,000 for the three-month period ended March 31, 2002 from approximately $6,000 for the corresponding period in 2001 and decreased to approximately $457,000 for the nine-month period ended March 31, 2002 from approximately $541,000 for the corresponding period in 2001. The increase in the three-month period was due primarily to an increase in research and development revenue under an existing contract. The decrease in the nine-month period was due primarily to a reduction in revenue under an exclusive contract, which was converted to non-exclusive during fiscal 2001.

Cost of product sales increased to approximately $3,713,000 for the three-month period ended March 31, 2002 from approximately $2,891,000 for the corresponding period in 2001 and increased to approximately $9,441,000 for the nine-month period ended March 31, 2002 from approximately $8,916,000 for the corresponding period in 2001. Gross margin on product sales increased to 74% for the three-month period ended March 31, 2002 from 68% for the corresponding period in 2001 and increased to 74% for the nine-month period ended March 31, 2002 from 62% for the corresponding period in 2001. The increase in gross margin percentage in both periods was due primarily to increased sales of our test products, particularly HPV tests, principally in the United States where we sell such products directly, and decreased sales of lower margin equipment products, as well as the elimination by the first quarter of fiscal year

2002 of certain operating expenses associated with the relocation to our new manufacturing facility in April 2000, which negatively impacted our gross margins during fiscal year 2001, improved inventory management and excess margin generated by revenues recorded on account of minimum purchase guarantees by Roche, partially offset by European value added taxes on past inventory purchases not previously accrued.

Research and development expenses increased to approximately $2,239,000 for the three-month period ended March 31, 2002 from approximately $1,987,000 for the corresponding period in 2001 and increased to approximately $6,655,000 for the nine-month period ended March 31, 2002 from approximately $5,934,000 for the corresponding period in 2001. The increase for the three-month period was due primarily to personnel costs, which increased 23%. The increase for the nine-month period was due primarily to personnel costs, which increased 24% and laboratory supplies, which increased 11%, partially offset by an 11% decrease in outside professional services and clinical trial expenses. During the nine-month period ended March 31, 2002, we focused our research and development activities principally on: the development of our Rapid Capture™ System for automated processing of our Hybrid Capture tests, initially related to HPV and CT/GC; activities related to the preparation of a PMA supplement that we submitted to the U.S. Food and Drug Administration (FDA) in October 2001 to obtain market approval for the use of our Hybrid Capture 2 HPV Test as a primary cervical cancer screening test to be performed in conjunction with the Pap smear for women age 30 and older; the development of our universal collection medium (UCMTM) that is expected to allow the simultaneous testing of HPV, chlamydia, gonorrhea and other genetic and cellular material from a single patient sample; clinical trials related to CT/GC testing for ThinPrep specimens and HPV testing from the TriPath Prep system; activities utilizing our Hybrid Capture technology for microarray-based genomics analysis in the areas of gene expression profiling, genotyping and molecular disease management; and the creation of our next generation of Hybrid Capture technology.

Selling and marketing expenses increased to approximately $5,812,000 for the three-month period ended March 31, 2002 from approximately $3,442,000 for the corresponding period in 2001 and increased to approximately $14,489,000 for the nine-month period ended March 31, 2002 from approximately $8,725,000 for the corresponding period in 2001. The increase was due primarily to various marketing programs and associated professional expenses, which increased 202% and 177% for the three- and nine-month periods, respectively, royalty costs, which increased 24% and 75% for the three- and nine-month periods, respectively, and personnel costs, which increased 16% and 19% for the three- and nine-month periods, respectively. We expect our selling and marketing expenses to increase during the remainder of fiscal 2002 as we begin to sell our CT/GC products directly, initially in the United States, and as we prepare to sell our HPV and CT/GC products directly in Europe, the Middle East and Africa following the expiration, on April 30, 2002, of Abbott’s non-exclusive distribution wind-down period for our HPV and CT/GC products in Europe, the Middle East and Africa and as we anticipate termination of the term of the Roche Letter Agreement on June 30, 2002.

General and administrative expenses increased to approximately $3,462,000 for the three-month period ended March 31, 2002 from approximately $2,604,000 for the corresponding period in 2001 and increased to approximately $8,351,000 for the nine-month period ended March 31, 2002 from $6,211,000 for the corresponding period in 2001. The increase was due primarily to professional fees, which increased 39% and 46% for the three- and nine-month periods, respectively, and personnel costs, which increased 27% and 32% for the three- and nine-month periods, respectively. The increase in professional fees was primarily attributable to legal and accounting fees associated with the proposed merger with Cytyc Corporation, as well as our litigation with Ventana Medical Systems, Inc. and with Enzo Biochem, Inc. and its subsidiary, Enzo Diagnostics, Inc.

In connection with an Amendment to the Abbott Agreement, on January 28, 2002 Digene issued 87,873 shares of common stock to Abbott in a private placement transaction representing an agreed upon termination fee paid to Abbott as consideration for the termination of Abbott’s exclusive rights to sell our chlamydia and gonorrhea products worldwide. Digene recognized a one-time expense of $2,500,000 in the third quarter of fiscal year 2002 representing the fair market value of the shares issued to Abbott in this transaction.

Interest income decreased to approximately $141,000 for the three-month period ended March 31, 2002 from approximately $345,000 for the corresponding period in 2001 and decreased to approximately $533,000 for the nine-month period ended March 31, 2002 from approximately $924,000 for the corresponding period in 2001. The decrease was primarily due to lower interest rates in the first nine months of fiscal year 2002 compared to the corresponding period in fiscal year 2001. The cash received from Roche associated with advance minimum payments is held in an account that does not provide interest income to Digene.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $66,896,000 at March 31, 2002. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. We have experienced negative cash flows from operations of approximately $2,820,000 and $5,890,000 for the nine months ending March 31, 2002 and 2001, respectively.

Capital expenditures increased to approximately $1,783,000 for the nine months ended March 31, 2002 from approximately $1,268,000 for the corresponding period in 2001.

On January 28, 2002, we issued 87,873 shares of common stock to Abbott in a private placement transaction as consideration for the termination of Abbott’s exclusive rights to sell our chlamydia and gonorrhea products worldwide. Digene recognized a one-time expense of $2,500,000 in the third quarter of fiscal year 2002 representing the fair market value of the shares issued to Abbott in this transaction.

On January 30, 2002, we completed a private offering of 588,235 shares of common stock, the net proceeds of which, after expenses, were approximately $14,950,000. We intend to use the net proceeds from this offering for general corporate purposes, including to support our sales and marketing and research and development activities.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to increasing accounts receivable as a result of expected revenue growth. Since our inception,

exclusive of cash received from Roche for advance minimum payments under the Roche Letter Agreement, we have incurred quarterly negative cash flows from operations, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We do not currently have any available credit line or other source of financing. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2003. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including any failure to consummate the pending tender offer and merger transaction with Cytyc, the successful commercialization of our products, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three-month periods ended March 31, 2002 and 2001, respectively. Interest rate exposure is primarily limited to the approximately $36,700,000 of cash, cash equivalents and short-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term, less than twelve months, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

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

On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. Digene filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” Digene is seeking a judgment that the patent is invalid and has not been infringed by Digene. On March 20, 2002, in response to Digene’s complaint, Enzo Biochem filed a motion to dismiss Digene’s complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against Digene in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that Digene has infringed U.S. Patent No. 6,221,581 through its manufacture, sale and offer for sale of its hybrid capture products.

Item 2. Changes in Securities and Use of Proceeds

On January 28, 2002, we entered into an Amendment to the Abbott Agreement pursuant to which we terminated Abbott’s exclusive rights to distribute our CT/GC tests and accessories worldwide. We commenced the direct distribution of our CT/GC tests in the United States in February 2002. Pursuant to the Amendment, Abbott continued to distribute the CT/GC tests and accessories in Europe during a non-exclusive wind-down period that ended on April 30, 2002. Under the terms of the Amendment and a related Stock Purchase Agreement, we issued 87,873 shares of our common stock to Abbott as consideration for the termination of these exclusive rights, and agreed to repurchase Hybrid Capture instrumentation used for HPV, chlamydia and gonorrhea testing previously purchased by Abbott under the Abbott Agreement. The shares of common stock were issued in a private placement transaction in reliance upon the exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) set forth in Section 4(2) of the Securities Act and Rule 506 promulgated by the SEC under the Securities Act. On February 28, 2002, we filed a Registration Statement on Form S-3 to register the shares for resale by Abbott, which Registration Statement was declared effective by the SEC on March 13, 2002.

On January 30, 2002, we completed a private placement of 588,235 shares of our common stock to two accredited investors. The purchase price was $25.50 per share, resulting in net proceeds to us of approximately $14,950,000. The shares of common stock were issued in a private placement transaction in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Rule 506 promulgated by the SEC under the Securities Act. On February 19, 2002, we filed a Registration Statement on Form S-3 to register the shares for resale by the holders, which Registration Statement was declared effective by the SEC on February 26, 2002. We intend to use the net proceeds from this offering for general corporate purposes, including the support of our sales and marketing and research and development activities.

Item 5. Other Information

On February 19, 2002, Digene, Cytyc Corporation (“Cytyc”) and Cruiser, Inc., a wholly-owned subsidiary of Cytyc, entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provides for, among other things: (i) the commencement by Cytyc of a stock and cash tender offer for all of the outstanding shares of common stock, par value, $.01 per share, of Digene for $4.00 per share in cash plus 1.1969 shares of Cytyc common stock (the “Offer”); and (ii) following consummation of the Offer, the merger of Cruiser, Inc. with and into Digene. The closing of the transaction is subject to the successful completion of the Offer, the receipt of all necessary regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and other customary closing conditions.

On February 27, 2002, we filed our Notification and Report Form under the HSR Act with the Federal Trade Commission (the “FTC”) and the U.S. Department of Justice. On May 14, 2002, we announced that we had been informed by the Premerger Notification Office of the FTC that the beginning of the applicable waiting period under the HSR Act did not commence until information completing the HSR notification was provided to the FTC on April 26, 2002. As a result, the applicable waiting period under the HSR Act will expire at midnight on May 28, 2002, unless extended by the issuance of a request for additional information. The staff of the FTC has advised us that we can expect to receive a request for additional information no later than May 28, 2002. Because we were already engaged in providing requested information to the FTC, it is anticipated that we will be able to respond to such request promptly.

The tender offer was commenced by Cytyc on March 1, 2002 and, in connection with such commencement, Cytyc filed a Registration Statement on Form S-4 and Schedule TO and we filed a Solicitation/ Recommendation Statement on Schedule 14D-9 with the Securities and Exchange Commission. Cytyc has extended the expiration of the Offer three times while the companies continue to furnish information to, and work with, the FTC with respect to possible antitrust issues related to the transaction. The Offer is currently scheduled to expire on May 23, 2002 at 12:00 midnight, New York City time, unless extended by Cytyc.

In connection with the Merger Agreement, we entered into a Transaction Option Agreement, dated February 19, 2002 (the “Transaction Option Agreement”), with Cytyc, pursuant to which we granted Cytyc an option to purchase up to a number of shares of Digene common stock equal to 19.9% of the shares of Digene common stock issued and outstanding immediately prior to the exercise of such option, at a per share price equal to $28.81 per share. Such option is exercisable at any time after the completion of the Offer only if, after giving effect to the exercise of such option, the number of shares of Digene common stock beneficially owned by Cytyc would equal at least 90.1% of the then outstanding shares of Digene.

In addition, in connection with the Merger Agreement, Armonk Partners, a Connecticut partnership and beneficial owner of approximately 24.5% of the outstanding shares of Digene’s common stock (“Armonk Partners”), and the executive officers and directors of Digene entered into a Stockholders Agreement, dated February 19, 2002 (the “Stockholders Agreement”), with Cytyc, Cruiser, Inc. and Digene, pursuant to which Armonk Partners and such executive officers and directors agreed, among other things, to: (i) tender in the Offer all of the shares of Digene common stock beneficially owned by such stockholders (which is an aggregate of approximately 26.4% of Digene’s outstanding common stock); (ii) vote such shares in favor of the Merger Agreement; and (iii) grant Cytyc a proxy with respect to voting such shares to effect the transactions contemplated by the Merger Agreement.

Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits:

2.1	Agreement and Plan of Merger, dated February 19, 2002, by and among Cytyc Corporation, Cruiser, Inc. and Digene Corporation (as corrected) (Incorporated by reference to Exhibit 2.1 to Digene’s Current Report on Form 8-K/A filed February 21, 2002).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

4.2	Stock Purchase Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 4.2 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4.3	Form of Purchase Agreement dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited (Incorporated by reference to Exhibit 4.3 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4.4	Form of Registration Rights Agreement, dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited (Incorporated by reference to Exhibit 4.4 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4.5	Transaction Option Agreement, dated February 19, 2002, by and among Cytyc Corporation and Digene Corporation (Incorporated by reference to Exhibit 4.1 to Digene’s Current Report on Form 8-K/A filed February 21, 2002).

10.1	Amendment No. 1 to Marketing and Distribution Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

99.1	Stockholders Agreement, dated February 19, 2002, by and among Cytyc Corporation, Cruiser, Inc., Digene Corporation, Armonk Partners and the executive officers and directors of Digene (Incorporated by reference to Exhibit 99.1 to Digene’s Current Report on Form 8-K/A filed February 21, 2002).

(b)  Reports on Form 8-K:

Digene filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

Report	Item(s) No.	Date of Report	Date Filed

Form 8-K	5 and 7	February 19, 2002	February 19, 2002
Form 8-K/A	5 and 7	February 19, 2002	February 21, 2002
Form 8-K	5 and 7	March 15, 2002	March 15, 2002
Form 8-K	5	March 22, 2002	March 22, 2002
Form 8-K	5 and 7	March 27, 2002	March 27, 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION
Date: May 15, 2002	By: /s/ Charles M. Fleischman

Charles M. Fleischman President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2002	By: /s/ Joseph P. Slattery

Joseph P. Slattery Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 19, 2002, by and among Cytyc Corporation, Cruiser, Inc. and Digene Corporation (as corrected) (Incorporated by reference to Exhibit 2.1 to Digene’s Current Report on Form 8-K/A filed February 21, 2002).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

4.2	Stock Purchase Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 4.2 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4.3	Form of Purchase Agreement dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited (Incorporated by reference to Exhibit 4.3 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4.4	Form of Registration Rights Agreement dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited (Incorporated by reference to Exhibit 4.4 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4.5	Transaction Option Agreement, dated February 19, 2002, by and among Cytyc Corporation and Digene Corporation (Incorporated by reference to Exhibit 4.1 to Digene’s Current Report on Form 8-K/A filed February 21, 2002).

10.1	Amendment No. 1 to Marketing and Distribution Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

99.1	Stockholders Agreement, dated February 19, 2002, by and among Cytyc Corporation, Cruiser, Inc., Digene Corporation, Armonk Partners and the executive officers and directors of Digene (Incorporated by reference to Exhibit 99.1 to Digene’s Current Report on Form 8-K/A filed February 21, 2002).