Form 10-K
period 2002-06-30
DIGENE CORP
filed 2002-09-30
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the last sale price of the registrant’s Common Stock on September 9, 2002, the aggregate market value of the 13,393,719 outstanding shares of voting stock held by non-affiliates of the registrant was $114,516,298.

     As of September 9, 2002, 18,115,585 shares of the registrant’s Common Stock were issued and outstanding.

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

     Our goal is to become a global leader in gene-based testing systems for women’s cancers and infectious diseases. Our strategy is to leverage our position as a pioneer in the human papillomavirus testing market and our Hybrid Capture technology to develop additional tests for the early detection of diseases. In addition to our HPV Test, our product portfolio includes gene-based tests for the detection of chlamydia, gonorrhea, hepatitis B virus, or HBV, and cytomegalovirus, or CMV. We have established relationships with clinical laboratories, physicians and other healthcare professionals, developed primarily through our HPV Test marketing efforts, which will help us to sell these products. We expect to continue to utilize these relationships to market additional diagnostic products in development.

Recent Developments

     On February 19, 2002, we entered into a merger agreement with Cytyc Corporation and Cruiser, Inc., a wholly-owned subsidiary of Cytyc, which provided for, among other things, the commencement by Cytyc of a stock and cash tender offer for all of the outstanding shares of our common stock for $4.00 in cash plus 1.1969 shares of Cytyc common stock for each of our shares, and, following consummation of the tender offer, the merger of Cruiser, Inc. with and into us. On June 30, 2002, we delivered to Cytyc formal notice of our termination of the merger agreement. Under the merger agreement, such termination was effective immediately.

     We terminated the merger agreement after the U.S. Federal Trade Commission, or FTC, informed us and Cytyc that if the parties sought to close the transactions contemplated by the merger agreement, the FTC would seek an injunction to block the closing. The FTC’s decision to enjoin the transaction was based on two identified concerns. First, the FTC believed that companies currently selling liquid-based Pap testing products, Cytyc and Tripath Imaging, as well as any future entrants in the market, needed to have viable commercial access to our HPV Test in order to compete effectively in the market for primary cervical cancer screening tests, and the FTC believed the proposed merger transaction would put Cytyc in a position to eliminate Tripath and others by limiting access to Digene’s HPV Test. Second, the FTC believed that, in the near future, Digene’s HPV Test could compete directly with Cytyc’s liquid-based Pap test as a primary screen for cervical cancer and the proposed acquisition would eliminate such future competition.

     Under the terms of the merger agreement, we had the right to terminate the merger agreement because the tender offer had not been consummated by June 28, 2002. Following such termination, we intend to continue to focus our efforts on our goal to become a global leader in gene-based testing systems for women’s cancers and infectious diseases.

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

     An Example: Gene-Based Testing in Cervical Cancer. Cervical cancer is the second most common cancer among women worldwide, with approximately 440,000 new cases reported annually. The treatment of cervical cancer after it reaches the advanced stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. If detected in the precancerous stage, a vast majority of cases of cervical cancer are preventable. The United States has a relatively low incidence of cervical cancer due to widespread use of cervical cancer screening and significant expenditures on screening infrastructure, which include sophisticated laboratory facilities, highly trained cytotechnologists and extensive regulatory oversight. Nonetheless, approximately 5,000 women in the United States die annually of this preventable disease. Outside the United States, limited resources and underdeveloped or non-standardized testing infrastructure often lead to underdiagnosis of cervical disease, resulting in a significantly higher incidence of cervical cancer.

     Pap smears have been the principal means of cervical cancer screening since the 1940s. Approximately 50 million Pap smears are performed annually in the United States, and we believe that 60 to 100 million are performed annually in the rest of the world. Follow-up testing and treatment is based on the classification of the Pap smear result. An equivocal, or ASC-US (Atypical Squamous Cells of Undetermined Significance), classification is given to Pap smear results that cannot be definitively classified as either normal or abnormal. This classification occurs in approximately 5% to 7% of all cases. Women with normal Pap smears do not undergo follow-up treatment beyond routine Pap smear testing. In general, women with abnormal Pap smears undergo a colposcopic examination (visual examination of the cervix with the aid of a colposcope). Most of these women also undergo biopsy at the time of colposcopy, and many go on to have any suspected lesions ablated (physically removed with a scalpel or cauterizing instrument). In practice, women with equivocal Pap smears undergo multiple, repeat Pap smears and many undergo colposcopy and biopsy, even though more than 75% of these women do not have cervical disease.

     In August 1999, the Journal of Pathology reported that human papillomavirus, a sexually transmitted virus, is the primary cause of cervical cancer and that 99.7% of cervical cancers contain cancer-causing human papillomavirus. Persistent infection with cancer-causing human papillomavirus types is a necessary precursor to virtually all cervical cancer. A test positive for human papillomavirus is more meaningful with increasing age because human papillomavirus infection is more likely to be persistent in more mature women. Clinical studies have shown that approximately 20% of women ages 30 and older with cancer-causing human papillomavirus have high grade cervical disease. Additionally, women ages 30 and older with persistent human papillomavirus infection and who do not have cervical disease are at significant risk of developing cervical disease in the future.

     On April 24, 2002, the Journal of the American Medical Association, or JAMA, published Consensus Guidelines recommending testing for human papillomavirus in the management of women with ASC-US Pap test results. These new “2001 Consensus Guidelines” were sponsored by the American Society for Colposcopy and Cervical Pathology, or ASCCP, and state that for managing women with ASC-US results, HPV testing is the “preferred approach” when it can be performed directly from a liquid-based pap test, also known as “reflex” HPV testing, or when the HPV test specimen can be collected during the initial office visit. According to the 2001 Consensus Guidelines, “Reflex HPV DNA testing offers significant advantages since women do not need an additional clinical examination for specimen collection, and 40% to 60% of women will be spared a colposcopic examination. Moreover, women testing negative for HPV DNA can be rapidly assured that they do not have a significant lesion.”

     Our gene-based HPV Test is a reproducible, objective test for the primary cause of cervical cancer that is not subject to the limitations of cytology. While our HPV Test is currently utilized domestically as a follow-up test to categorize equivocal Pap smear results, clinical studies have shown that our HPV Test, used in conjunction with the traditional Pap smear, has excellent diagnostic capabilities. Based on these studies, a woman with a negative Pap smear result and a negative HPV Test result can be virtually certain that neither cervical cancer nor its cause is present, alleviating patient anxiety and reducing healthcare costs. In addition, HPV testing and liquid Pap testing can be performed from the same clinical specimen, offering multiple testing options.

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

4.	React captured hybrids with multiple antibody conjugates. A second antibody is added to the solution, which recognizes and binds to the RNA:DNA hybrids that are captured onto the surface of the container. This antibody is labeled with alkaline phosphatase, an enzyme, that, in the presence of chemicals such as dioxetanes, produces light and acts as a signal amplifier.

5.	Detect amplified chemiluminescent or fluorescent signal. The container is washed to remove all of the unbound or free components while the RNA:DNA hybrids and the labeled antibody remain bound to the container. Chemicals are added that react with the alkaline phosphatase to produce light, and the light is detected with a highly sensitive instrument called a luminometer.

     Advantages of Our Technology

     Our Hybrid Capture technology provides several advantages over existing technologies specific to the diagnostic testing and the genomics research markets.

•	Accuracy. In a clinical setting, tests based on our Hybrid Capture technology have proven to be superior to conventional diagnostic testing and to have sensitivity equal to or better than target amplification methods like polymerase chain reaction, with equal or better specificity. The results from the National Cancer Institute ASC-US Low-Grade Triage Study show that our HPV Test is 96% sensitive versus 85% for the Pap smear, with similar specificity. In addition, our Hybrid Capture 2, or HC 2, Chlamydia Test is capable of detecting chlamydia in up to 98% of the cases in which the disease is present. Tests based on our Hybrid Capture technology are highly reproducible and minimally susceptible to clinical variability.

•	Single-Sample, Multi-Test Efficiency. We are the first to develop FDA-approved or cleared tests that detect human papillomavirus, chlamydia and gonorrhea from a single patient sample. The ability to perform multiple tests from a single patient sample provides greater convenience for patients and physicians, may reduce healthcare costs associated with frequent patient visits and testing and improves efficiency.

•	Patient Care. Our tests help diagnose the presence or extent of disease at an early stage and clarify uncertain test results obtained under other diagnostic methods. For example, our HPV Test enables patients who are at risk of high-grade cervical disease to receive treatment early on, reduces patient anxiety associated with uncertainty and eliminates unnecessary invasive procedures. In addition, our tests can monitor the progression of a disease, detect an individual’s predisposition to a disease and, in the case of our blood virus tests, determine a patient’s response to a specific treatment.

•	Cost Effectiveness. The higher accuracy and sensitivity of our tests may reduce the overall patient management costs and eliminate costs associated with late diagnosis of disease, equivocal test results and false negative diagnoses. This potential for cost reduction arises because the higher accuracy reduces the need for follow-up exams, allows healthcare resources to be focused on patients who have, or are at a higher risk of developing, disease and avoids the expenditure of resources on those patients at least risk. In addition, the simple form and automation capabilities of our tests allow ease of laboratory use, reducing overall processing costs.

•	Scalable. Our HC 2 platform offers potential automation with the Rapid Capture™ System, which serves as the automation platform we developed for large-scale diagnostic testing. The Rapid Capture System, or RCS, is a robotic liquid handling instrument that allows a single lab technician to run up to 4 microplates, or 350 specimens, in a single 8 hour lab shift, meeting the demands of high volume testing.

Products

     Our Hybrid Capture technology is the basis for all of our gene-based testing systems. Today, our products include diagnostic test kits and genomics research products.

     Our diagnostic kits include proprietary biochemicals and consumables. We also provide instrumentation systems and proprietary consumables required for specimen collection, detection and analysis. For diagnostic testing, we have developed two versions of our gene-based testing systems, the Hybrid Capture 1, or HC 1, and HC 2 systems.

     The HC 1 system, our first-generation DNA hybrid detection system, tests individual samples in polystyrene tubes. HC 1 is used for our CMV Test and lower-volume testing for our HBV and HPV Tests.

     The HC 2 system, which is currently available for our HPV, chlamydia and gonorrhea tests, uses a 96-well microplate format that permits simultaneous screening of multiple samples from a single plate. The HC 2 system is more efficient, less expensive and easier to use than the HC 1 system. In addition, the HC 2 system offers potential automation with the Rapid Capture System, the automation platform developed for high volume diagnostic testing using our Hybrid Capture technology.

     We have developed products and systems for the collection and preservation of cervical specimens for testing with our Hybrid Capture systems. Our Specimen Transport Medium, or STM, offers the lab the ability to perform multiple nucleic acid tests from a single sample. In addition, our Universal Collection Medium, or UCM™, consists of a liquid cytology vial optimized for nucleic acid testing, protein analysis and cytological testing of cervical specimens.

     We have also developed products and services for genomics and pharmaceutical research based on our Hybrid Capture technology. Our Hybrid Capture Expression Analysis System, or HC EAS includes reagents, a coated microplate and custom probes and control reagents that have been optimized for specific research applications and provide ultra-sensitive detection of messenger RNA for high-throughput gene expression screening. We have also developed and are marketing our Hybrid Capture ExpressArray™ Kit, a hybridization and detection kit for gene expression microarray analysis. The Hybrid Capture ExpressArray Kit enables researchers to study multiple genes and their expression in a single, easy-to-use assay. At the current time, we have no plans to continue development of additional products and services for genomics and pharmaceutical research as we are focusing our resources on our diagnostic testing products.

Diagnostic Products

     The following table summarizes the commercial and regulatory status and potential worldwide market of our Hybrid Capture diagnostic tests:

Our Current Hybrid Capture Diagnostic Tests(1)

Potential Worldwide
Disease Target	United States	Outside United States	Market

Human papillomavirus	Approved by the FDA and marketed as an adjunct to Pap smears for cervical cancer screening for ASC-US classifications.	Marketed directly by us as a primary test for cervical cancer screening. Also distributed in Europe, Africa and the Middle East by Roche during a non-exclusive wind-down period.	100-150 million(2)

Chlamydia and Gonorrhea	Cleared by the FDA in March 2000 and marketed directly by us.	Marketed directly by us.	89 million(3) (chlamydia) 62 million(3) (gonorrhea)

Hepatitis B virus	Available for research use only.	Marketed. Distributed in Europe, Africa and the Middle East by Abbott on a non-exclusive basis.	350 million(4)

Cytomegalovirus	Cleared by the FDA and marketed for diagnosing infection in organ transplant, bone marrow transplant and HIV-positive patients.	Marketed. Distributed in Europe, Africa and the Middle East by Abbott on a non-exclusive basis.	1 million(5)

(1)	Some of our products and product candidates have not received marketing approvals or clearance from the FDA or the applicable foreign authorities. There can be no assurance that any such products or product candidates will receive approvals or clearance on a timely basis, if at all.

(2)	Represents estimate of the total number of Pap smears performed annually.

(3)	Represents estimated number of new cases worldwide on an annual basis.

(4)	Represents estimated number of cases worldwide of chronic hepatitis B virus infection.

(5)	Represents estimated number of cases worldwide of active cytomegalovirus infection.

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

     Our HC 2 HPV Test contains individual RNA probes that are mixed into cocktails of the significant cancer-causing, high-risk human papillomavirus types (types 16, 18, 31, 33, 35, 39, 45, 51, 52, 56, 58, 59 and 68), and low-risk human papillomavirus types which are not linked to the development of cervical cancer (types 6, 11, 42, 43 and 44). We have commercialized our High-Risk HPV Test to detect the presence of only the high-risk human papillomavirus types. All of our HPV Tests use a signal amplification process to detect small amounts of the human papillomavirus collected from the cervix. The test kit consists of RNA probes to specific human papillomavirus types, antibodies, detection reagents and either polystyrene tubes or 96-well microplates coated with antibodies.

     Our HPV Test is prescribed by a gynecologist or other healthcare professional. The healthcare professional collects the specimen by inserting the collection brush into the cervix, rotating the brush to collect cells, removing it and placing it into the transport tube device. The device is then sent to the laboratory, where specialized software programs provided with the HC 2 system produce results processed by a lab technician. The laboratory subsequently reports the test results to the physician using standard reporting procedures and the physician advises the woman of the test results and the appropriate follow-up treatment. The entire process can be completed in one day but is typically performed in two to three days. When our test is used with a liquid-based Pap smear, the entire process is the same except that only one specimen is collected for both our HPV Test and the Pap smear, permitting the laboratory to automatically perform follow-up human papillomavirus testing (reflex testing) should the woman have an equivocal or abnormal Pap smear test result. In addition, the 2001 Consensus Guidelines, published in the April 2002 issue of JAMA, stated that HPV testing was the “preferred approach” in the management of women with ASC-US Pap test results when it can be reflexed from a liquid-based Pap test or when the HPV test specimen can be collected during the initial office visit.

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

     In October 2001, leading medical experts at the European Research Organization on Genital Infection and Neoplasia, or EUROGIN, International Experts Meeting on “Global Challenges and Opportunities in Cervical Cancer Prevention,” held in Nice, France, issued findings that reinforce the growing role of testing for human papillomavirus in cervical screening and patient management. The findings presented at the meeting included the following conclusions:

•	Human papillomavirus is responsible for effectively 100% of cervical cancers and detection of persistent human papillomavirus infection is the best endpoint for measuring risk for the development of cervical cancer.

•	Human papillomavirus diagnosis is increasingly indicative of cervical disease as age increases. Specifically, as the population ages, human papillomavirus prevalence decreases while cervical cancer cases increase or stay the same.

•	Human papillomavirus detection is always a more sensitive marker for cervical disease than cytology, and human papillomavirus use in primary screening should be explored, particularly in conjunction Cytyc Corporation’s ThinPrep® Pap Test™ or other liquid-based cytology.

     We submitted a Pre Market Approval (PMA) supplement application to the FDA in October 2001 to obtain market approval for the use of our HC 2 HPV Test as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap smear for women ages 30 and older. We call the use of our HPV Test in conjunction with the Pap smear as a primary screen the “DNA Pap™.” On March 8, 2002, we presented preliminary scientific data from our PMA supplement for the DNA Pap to the FDA’s Microbiology Devices Panel. The use of the HPV Test in this indication may allow physicians to better determine their patient’s risk for developing cervical cancer and to provide the appropriate follow-up treatment, including further HPV and Pap smear testing, reducing patient anxiety associated with repeat Pap smears and the need for unnecessary invasive procedures. Following the FDA advisory panel meeting, the FDA Microbiology Devices Panel recommended the FDA approve our PMA supplement, provided that we make certain additional information available to the FDA. Following the FDA advisory panel meeting, on April 2, 2002, the FDA notified us that our PMA supplement for the DNA Pap would not be approvable until we submit an amendment to the PMA supplement providing the additional information recommended by the FDA Microbiology Devices Panel. The additional information required by the FDA includes additional data and analyses to support use of our HPV Test for the expanded indication for use, i.e., in conjunction with the Pap smear as a primary screening test for cervical cancer and its precursors in women ages 30 and older; an educational program that communicates information regarding this expanded indication and use of our DNA Pap to clinicians and patients; and a post-market study plan designed to confirm the DNA Pap’s performance in the U.S. and to measure the impact of such high-risk human papillomavirus testing on screening program outcomes. We intend to provide the requested information in the form of an amendment to our PMA supplement in September 2002 and may provide additional information later in 2002.

     Over the last several years, many general population screening studies using our HPV Tests have been conducted by prominent medical professionals and academic and government institutions throughout the world, including the National Cancer Institute, Columbia University and the Cleveland Clinic Foundation. The majority of these studies assessed the usefulness of our HPV Test in comparison to the Pap smear for women ages 30 and older. The following table, derived by us from these studies and presented by us at the FDA Panel hearing on March 8, 2002, demonstrates the superior performance of our HPV Test when used for primary general population screening alone, or in combination with Pap smear testing, to detect underlying cervical disease as compared with the Pap smear alone. In all studies, human papillomavirus testing alone, and in combination with the Pap smear, is superior to the Pap smear alone in detecting underlying cervical disease. The data show a minor decrease in specificity for cervical disease with the two tests combined. Nevertheless, women ages 30 and older who test positive for human papillomavirus and who do not have cervical disease are at significant risk of developing cervical disease in the future.

Performance Comparison of our HPV Test and the Pap Smear

			Sensitivity			Specificity
			(%)			(%)

	# of
	Women	Pr. %	PAP	HPV	HPV +	PAP	HPV	HPV +
Population	In Study	CIN 3+(1)	Alone	Alone	PAP	Alone	Alone	PAP

Portland, OR	10,031	0.58	51.7	70.7	81.0	98.2	91.9	90.8
United Kingdom	9,761	0.52	90.2	94.1	98.0	97.2	97.0	95.7
Mexico	6,115	1.26	58.4	94.8	97.4	98.7	93.9	93.4
Costa Rica	6,176	1.10	82.3	93.6	96.8	94.0	94.0	89.8
South Africa	2,925	3.66	84.1	89.7	92.5	86.4	80.0	76.4
China	1,936	2.17	97.6	100.0	100.0	76.3	83.0	68.0
Baltimore, MD	1,040	0.19	50.0	100.0	100.0	97.6	96.2	95.5
Germany	7,592	0.36	51.6	96.3	100.0	98.5	96.2	95.1

(1)	Represents the prevalence of high grade cervical disease in the tested population expressed in terms of study participants with cervical intraepithelial neoplasia, or CIN, grade three or higher.

     The human papillomavirus testing in these studies was conducted using our HC 2 HPV Test except for the Costa Rica study, which also used our earlier-generation HC 1 HPV Test. The variation in results is partially attributable to the subjective methods of determining and adjudicating actual underlying disease in the tested population.

     These studies show the variability in the Pap smear’s sensitivity from 50.0% to 97.6%, which demonstrates one of the key limitations of cytology and the Pap smear.

     The predictive nature of human papillomavirus testing permits healthcare providers to classify women who test negative for human papillomavirus as being unlikely to develop cervical disease in the foreseeable future. This may safely permit increased screening intervals, within the current guidelines, for such women, saving total costs for the healthcare provider and permitting the allocation of resources to those women who currently have cervical disease or are at significant risk for developing cervical disease in the future.

     Clinical Trial Data. Clinical evidence and medical practice guidelines published in medical journals and presented at important medical meetings has validated our products and technology platform and the role of human papillomavirus in cervical cancer. These studies include:

•	April 2002: 2001 Consensus Guidelines published in JAMA recommend HPV DNA testing in the management of women with ASC- US Pap test results. The Guidelines were sponsored by the American Society for Colposcopy and Cervical Pathology;

•	November 2001: a study involving 1,997 women in rural China published in Gynecologic Oncology found that our HPV Test was 95% sensitive for identifying women with high-grade cervical disease and 100% sensitive for identifying women with cervical cancer;

•	October 2001: a study involving 278 women in the Netherlands published in the Journal of Pathology demonstrated that our test was more effective then the Pap smear at determining which women with borderline Pap smear results were truly at risk;

•	June 2001: a study involving 7,932 women in France, and published in The British Journal of Cancer, revealed that HPV testing on its own was 100% sensitive in detecting high-grade cervical lesions compared to 68% for the traditional Pap smear;

•	March 2001: results of a National Cancer Institute ASC-US Low-Grade Triage Study showed that human papillomavirus testing for women with equivocal Pap smear results was 96% sensitive for women with disease, although the sensitivity of the Pap smear was 85%;

•	January 2000: JAMA reported that two independent studies, one performed by the National Cancer Institute (involving 8,539 women in Costa Rica) and one by Columbia University (involving 1,415 women in Cape Town, South Africa), showed human papillomavirus testing was significantly more reliable for detecting high-grade cervical lesions;

•	December 1999: a German study involving 247 women published in The Lancet found that self-collection of cervical specimens by women is a reliable method of testing for human papillomavirus using our HPV Tests;

•	November 1999: a study involving 118 women published in the New England Journal of Medicine confirmed that persistent human papillomavirus infection causes cervical cancer and a test for human papillomavirus DNA can predict the risk of cervical cancer among women with normal Pap smears;

•	September 1999: a study involving 2,988 women in the United Kingdom published in The British Journal of Cancer demonstrated the high (95%) sensitivity of our test compared with the Pap smear (79%) in screening women over age 35 for cervical disease;

•	August 1999: a 22-country study completed by the International Agency for Cancer Research confirmed that human papillomavirus is the cause of cervical cancer in 99.7% of cases worldwide; and

•	July 1999: a study involving 1,518 European women published in The British Journal of Cancer confirmed the high sensitivity (98%) of our HPV Test.

     The results of multiple clinical studies confirming the benefits of human papillomavirus testing using our HPV Tests were presented, in March 2002 at the FDA’s Microbiology Devices Panel review of the DNA Pap PMA supplement and in September 2001 at the 19th International Papillomavirus Conference in Florianopolis, Brazil.

     Additionally, several studies that highlight the cost effectiveness of our HPV Test have been presented or published. In May 2002, a study using a computer-based model published in JAMA concluded that adding an HPV test to routine biennial Pap tests appears to save additional years of life at reasonable costs compared to Pap testing alone. A second study using a computer-based model, also published in the May 2002 issue of JAMA, concluded that a biennial screening program using liquid-based cytology combined with ‘reflex’ HPV DNA testing for women with ASC-US is more effective and less costly than annual conventional cytology coupled with either repeat Pap tests or colposcopy for women with ASC-US. Findings from the National Cancer Institute ASC-US Low-Grade Triage Study published in the January 16, 2002 issue of the Journal of the National Cancer Institute confirmed that our HPV Test was a more effective way to manage women in high-risk age groups who have equivocal Pap smear results because our test resulted in dramatically fewer referrals for such women. In December 2001, a study involving 353 women in the Netherlands was published in The Lancet that concluded follow-up testing for human papillomavirus for women with abnormal Pap smear results can improve patient management by helping to prevent over-treatment of women with abnormal Pap smear results. Moreover, at a conference in February 2001 sponsored by the London-based Economists Advisory Group, and in an economics study published in a June 2001 issue of the Journal of the American Medical Association, findings from clinical studies showed HPV testing using Digene’s HC 2 HPV Test was a cost-effective method of testing, even in low-resource settings.

     In addition, we have participated in human papillomavirus clinical trials involving an aggregate of approximately 90,000 women on four continents for which the final results are being prepared for publication. These studies have been conducted by prominent medical professionals and academic and government institutions throughout the world, including the National Cancer Institute, Columbia University, the Johns Hopkins University and the Cleveland Clinic Foundation. A majority of the studies were designed to assess the usefulness of our HPV Test in comparison to the Pap smear for women over age 30. We believe that the completion and publication of the results of these clinical trials should help to accelerate further adoption of our HPV Test.

                              The following is a summary of these trials:

Country	Lead Investigator	Size	Trial Description

North America
United States	National Cancer Institute	5,000	ALTS Borderline Pap Trial (1)
United States	Johns Hopkins University	1,000	HPV Primary Screening (2)
Mexico	Johns Hopkins University; Mexican	7,500	HPV Primary Screening (2)
	Government

Europe
Netherlands	Free University of Amsterdam	40,000	HPV Primary Screening (3)
United Kingdom	Imperial Cancer Research Fund	10,000	HPV Primary Screening (3)
Germany	Universities of Hanover and Tübingen	8,000	HPV Primary Screening (2)

Other
Russia	University of Turku, Finland	12,000	HPV Primary Screening (3)
Brazil	University of Rio Grande do Sul	2,000	HPV Primary Screening (2)
Argentina	Institut Papanicolaou	1,000	HPV Primary Screening (2)

(1)	Trials have been completed and initial results have been published; awaiting publication of additional results.

(2)	Trials have been completed and the results are being prepared for publication.

(3)	Trials are in process.

     Regulatory and Reimbursement Milestones. As described above under “Primary Cervical Cancer Screening,” we are currently working to provide information requested by the FDA in connection with our PMA supplement for market approval for use of our DNA Pap. The FDA approved our HC 2 HPV Test for the detection of human papillomavirus in March 1999. In March 2000, the FDA approved our High-Risk HC 2 HPV Test. These approvals followed pre-market approvals, or PMAs, to test for the presence of human papillomavirus in women with equivocal Pap smears in April 1995, and, in 1997, a PMA supplement for the use of our HPV Test using the ThinPrep Pap Test sample collection system. In April 2002, we submitted a PMA supplement application with the FDA seeking approval of the use of our HPV Test with TriPath Imaging, Inc.’s SurePath™ Test Pack sample collection system. In July 2002, we received notice from the FDA that the PMA supplement was not approvable as submitted in April 2002. We are working with TriPath to determine how best to respond to the FDA’s concerns.

     Outside of the United States, we can market our HPV Test for use in all European countries, in South America and in all major Asian countries, including Japan where we received marketing approval in February 2002.

     In the United States, the American Medical Association has assigned specific Current Procedural Terminology, or CPT, codes, necessary for reimbursement, for human papillomavirus testing, and the Centers for Medicare and Medicaid Services (CMS) (formerly the Health Care Financing Administration, or HCFA) has established Medicaid and Medicare reimbursement for our HPV Test. Third-party payors and managed care entities that provide health insurance coverage to 225 million people currently authorize reimbursement for our HPV Test, up from 140 million people in fiscal 2000 and 200 million people in fiscal 2001. Reimbursement is now available from more than 150 payors, including Aetna U.S. Healthcare, United Healthcare, Kaiser Permanente and more than 30 Blue Cross/Blue Shield plans.

     Outside the United States, we have worked with our network of distributors to establish reimbursement from third-party payors in their respective territories. We, together with our distributors, have established reimbursement for our HPV Test in Germany, the Czech Republic and Brazil. In Europe, Africa and the Middle East, we are working with government and ministry officials to establish appropriate reimbursement coverage for our products in the major countries in such territories.

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

     In 1999, our portfolio of chlamydia and gonorrhea tests was cleared for sale in almost every major European country and in Brazil and Argentina. In October 2001, we received clearance to market our combination HC 2 Chlamydia/Gonorrhea Test in Japan. In the United States, the FDA granted us 510(k) clearance for our HC 2 Chlamydia Test in October 1999; the FDA granted us 510(k) clearance for our HC 2 Gonorrhea Test in November 1999; and the FDA granted us 510(k) clearance for our combination HC 2 Chlamydia/Gonorrhea Test in March 2000. The FDA granted us marketing clearance in October 2001 for a high-volume sample throughput instrument application for HC 2 Chlamydia/Gonorrhea testing using the Rapid Capture System, which serves as the automation platform we developed for large-scale diagnostic testing using our Hybrid Capture technology. We are currently in the process of launching these products in the United States.

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

     The FDA granted us 510(k) clearance for our HC 1 CMV Test in September 1998 and our HC 2 HBV Test received marketing approval in France and Switzerland in January 2000 and December 1999, respectively. Our CMV Test is the only DNA test cleared for the detection of cytomegalovirus by the FDA. Abbott Laboratories, one of the world’s leading providers of HBV tests, is selling our HBV and CMV products in Europe, Africa and the Middle East on a non-exclusive basis.

Genomics Research Products

     We have developed unique Hybrid Capture-based reagents and DNA microarray products and services to exploit microarray business opportunities in the pharmaceutical and clinical research markets. We have applied our Hybrid Capture technology to develop products for high-throughput gene expression analysis on DNA microplate and microarray platforms. Our products include the Hybrid Capture ExpressArray Kit, a hybridization and detection kit for gene expression microarray analysis, and the HC EAS Test based on 96- and 384-well microplate platforms, which was marketed until June 30, 2002 by our partner, Applied Biosystems, under the tradename “Xpress Screen.” At the current time we have no plans to continue development of additional products and services for genomics and pharmaceutical research. We are evaluating potential strategic partners for our genomics research products.

Sales and Marketing

     We focus our sales and marketing strategy on achieving broad market acceptance of our gene-based diagnostic tests. Our initial efforts have been in the cervical cancer field where we have established our HPV Test as a leading test for the primary cause of cervical cancer, and in cytomegalovirus and hepatitis B virus testing where we have established strong market positions. Over the last two and a half years, the majority of our sales and marketing investments have been directed to the launch of our HC 2 HPV Test and to build demand for our test among the medical profession, public health officials and consumers through a demand-creation marketing campaign.

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

North American Market

     We currently market our products in the United States to clinical reference laboratories through a direct sales force supported by technical and customer service representatives. We market our HPV Test to physicians through joint marketing programs with clinical reference laboratories and through co-marketing arrangements with other strategic partners. At the end of fiscal 2002, over 200 clinical laboratories in the United States provided testing using our HPV Test. The largest laboratory providers in the United States, such as Quest Diagnostics, Laboratory Corporation of America, UniLab, ARUP Laboratories and DIANON Systems, all have active programs for automatic follow-up human papillomavirus testing of equivocal results from ThinPrep Pap Test specimens. These laboratories represent approximately 45% of the United States Pap smear testing market. The combined single-sample approach, which was approved by the FDA in September 1997, enables the use of our HPV Test with Cytyc Corporation’s ThinPrep Pap Test to eliminate the need for a return office visit to collect a second sample for human papillomavirus testing.

     In January 2001, we entered into an exclusive agreement with Cytyc Corporation for the promotion of our HC 2 HPV Test for use with Cytyc’s ThinPrep Pap Test in the United States and Puerto Rico. We jointly promote the benefits of testing for human papillomavirus with our HPV Test directly from Cytyc’s ThinPrep Pap Test sample collection vial. Cytyc’s greater than 100-person physician sales force has promoted the combined products to approximately 30,000 practicing gynecologists in the United States for equivocal Pap smears. Subject to FDA approval, we intend to co-promote the combined products as the most effective primary screening method for cervical cancer. The term of the agreement will expire on June 30, 2003, unless terminated earlier if the parties mutually agree to terminate the agreement, either party is involved in a change in control or either party breaches the terms of the agreement.

International Markets

     Internationally, we continue to make progress in increasing the market penetration of our HC 2 HPV Test in cervical cancer screening programs throughout Europe, Central and South America and Asia. In fiscal 2002, we increased overall international revenue from our HC 2 HPV Test by 77% over the prior year.

     In Germany, our largest European market, approximately 200 laboratories perform our HPV Test. Acceptance of our HPV Test continues to grow among healthcare providers for use as both a primary and secondary cervical cancer screen. Our progress in Germany is due to our coordinated sales and marketing program, which includes a comprehensive physician and laboratory education program, direct-to-consumer public awareness campaigns and government education efforts.

     We also continue to focus our efforts in the United Kingdom, Belgium and the Czech Republic, among other European countries. In the United Kingdom, our HC 2 HPV Test is being used in a pilot program to incorporate HPV testing into the National Health Services’ national cervical cancer screening program. In October 2001, Belgium’s Chamber of Representatives unanimously approved a resolution calling for introduction of HPV testing into its national cervical cancer screening program. The Czech Republic enacted legislation calling for full reimbursement of HPV testing by its National Health Insurance program. In November 2000, the Czech Republic became the first European country to adopt HPV testing as a national primary screening test for cervical cancer. In addition, the European Parliament announced in June 2002 that its Medical Service will reimburse for HPV testing in annual medical examinations for female Parliament Members and their staff in Brussels.

     In Latin America, Mexico offers significant potential for our HC 2 HPV Test, as it has the world’s second-highest rate of cervical cancer. We are working with the Mexican National Institute of Public Health, the Mexican Institute for Social Security and the Johns Hopkins School of Public Health to complete a clinical trial involving 7,500 Mexican women to evaluate the use of HPV testing as a primary cervical cancer screening test. In addition, member clubs of Rotary International are implementing a program called “Test for Life” to bring HPV testing to under-served women in central Mexico. The program launch was delayed in early 2002, but we expect the program to resume in September 2002.

     In Brazil, we are experiencing positive results with our proprietary Universal Collection Medium (UCM), which enables both cytology and HPV DNA testing to be done from one patient sample. This product was launched there in March 2002 by Digene do Brazil LTDA, our majority-owned subsidiary, and in November 2001, the Brazilian National Cancer Institute initiated a study (the INCA study) evaluating the effectiveness of both the HC 2 HPV Test alone and in conjunction with our UCM Pap. The UCM Pap testing system allows for molecular diagnostic testing of HPV and other infectious agents and liquid-based Pap testing from a single clinical specimen. The INCA study is expected to conclude at the end of 2002, and the results will be used to aid the Brazilian Ministry of Health in its decision regarding the implementation of the UCM system and the HC 2 HPV Test throughout Brazil.

     We expect sales growth in Japan where, in October 2001, we received approval from the Japanese Ministry of Health, Labor and Welfare to market our HC 2 test for chlamydia (CT) and gonorrhea (GC) and in February 2002, we received marketing approval for our HPV Test. Mitsubishi Chemical Corporation distributes both our HPV and CT/GC Tests in Japan.

     In Europe, Africa and the Middle East, we had previously entered into marketing and distribution arrangements with Abbott Laboratories and Roche Molecular Systems, Inc. to distribute our products. As further described below, in fiscal 2002 both of these arrangements terminated as to our HPV products, subject to a non-exclusive wind-down distribution period for Roche. We are currently establishing our own sales and marketing infrastructure in Europe, Africa and the Middle East and expect to expend significant resources to establish a sufficient distribution infrastructure in such markets.

     In May 1999, we entered into an exclusive marketing and distribution agreement with Abbott Laboratories for the sale and marketing of our HPV Test and other Hybrid Capture products in Europe, Africa and the Middle East and our HC 2 Chlamydia and Gonorrhea Tests in the United States. Abbott did not meet the HPV net sales thresholds established under the marketing and distribution agreement for calendar year 2000 and, on April 30, 2001, we terminated Abbott’s rights with respect to our HPV Test under the agreement. Such termination was subject to a 12 month non-exclusive wind-down period that ended on April 30, 2002. In addition, we converted Abbott’s distributor status to non-exclusive for our HBV Tests for the remainder of the agreement which expires on December 31, 2003. On January 28, 2002, in accordance with an amendment to the agreement, we terminated Abbott’s exclusive rights to market, sell and distribute our chlamydia and gonorrhea products worldwide, subject to a non-exclusive wind-down period for Abbott’s activities with respect to such products in Europe, Africa and the Middle East that ended on April 30, 2002. In connection with this amendment, we issued 87,873 shares of common stock to Abbott in a private placement transaction representing an agreed upon termination fee paid to Abbott. At the expiration of the non-exclusive wind-down period for our HPV and Chlamydia and Gonorrhea Tests, we repurchased Digene equipment placed with customers by Abbott.

     On April 29, 2001, we entered into a letter agreement with Roche Molecular Systems (the “Roche Distribution Contract”) which established Roche Molecular Systems (“Roche”) as the co-exclusive distributor of our HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002. In June 2002, we adopted as our sole strategy the direct distribution of our products in Europe, Africa and the Middle East. On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. Under the Roche Distribution Contract, we have the option, exercisable within 30 days after December 31, 2002, to buy back from Roche equipment purchased from us by Roche and in use for HPV testing in customers’ laboratories on June 30, 2002. If we repurchase the equipment, the non-exclusive wind-down period will expire on December 31, 2002. If we do not repurchase the equipment, the non-exclusive wind-down period will extend to December 31, 2004. In June 2002, as part of our strategic decision, we decided we would exercise our option to repurchase the equipment.

     As we continue to build international sales of our products, we believe that a direct sales presence in Europe will be key to accelerating penetration of our products there. As of August 2002, we have established operations in 18 countries in Europe and our multilingual call center in the United Kingdom is established and taking orders. We plan to offer our products, either directly or through distribution arrangements, in all European countries by the end of fiscal 2003. We continue to work effectively with independent distributors throughout most of South America, Asia and the remaining countries in which we sell our products.

Intellectual Property

     Patents and other proprietary rights are essential to our business. In May 2001, we received a United States patent for the Hybrid Capture assay from the United States Patent and Trademark Office. Foreign counterparts of this patent application have been granted in Europe, Japan and Australia. We have also filed United States patent applications relating to other aspects of our Hybrid Capture technology. We have an exclusive license with the University of Hawaii for two patents covering monoclonal antibodies for the detection of RNA:DNA hybrid complexes. We also have United States patents and pending patent applications, and corresponding foreign patents and patent applications, in the areas of direct DNA probe labeling, signal amplification and biotin-avidin probe chemistry and our continuous amplification method. The inventions claimed by these patents and applications may be used in our DNA probes and any patents that issue from such applications may provide some ancillary protection for specific aspects of our products. Under current law, patent applications filed in the United States after November 29, 2000 are published eighteen months after filing (unless no foreign counterparts are filed). Patent applications filed before November 29, 2000 are maintained in secrecy until patents are issued. Patent applications in some foreign countries are maintained in secrecy for a period of time after filing. Any additional United States patents or foreign patents relating to our Hybrid Capture technology or our products may not be issued to us on a timely basis, or at all.

     We hold issued United States patents relating to human papillomavirus types 35, 43, 44 and 56. The patents relating to types 35, 44 and 56 expire in 2007, and the patent on type 43 expires in 2006. We also hold issued European patents in countries such as Germany, France, Italy and the United Kingdom and have pending foreign patent applications in Europe and Japan. We have licensed the patents relating to human papillomavirus types 35, 43 and 56 to Institut Pasteur (see cross license discussion below). In addition, we are the exclusive, worldwide licensee of a United States patent application and corresponding foreign patents and patent applications relating to human papillomavirus type 52 and a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types (see Georgetown license discussion below) as well as trade secrets relating to human papillomavirus type 58 (see Kanebo license discussion below).

     Through a cross license with Institut Pasteur, we have obtained a worldwide license to United States patents and patent applications and corresponding foreign patents and patent applications relating to human papillomavirus types 33, 39 and 42. The United States patents relating to human papillomavirus type 33 begin to expire in 2007, and the United States patents relating to human papillomavirus types 39 and 42 begin to expire in 2012. The European patents relating to human papillomavirus types 33, 39 and 42 begin to expire in 2007. In return, we have granted to Institut Pasteur a worldwide license to our three United States patents and corresponding foreign patents and applications relating to human papillomavirus types 35, 43 and 56. We have granted Institut Pasteur the right to extend the scope of the cross license to include the United States patent and corresponding patent applications relating to human papillomavirus type 44 at such time as Institut Pasteur shall have discovered and developed an additional human papillomavirus type which is equivalent in value to human papillomavirus type 44. In return for such an extension, we will receive a license to the new human papillomavirus type discovered and developed by Institut Pasteur. The cross license is non-exclusive. Under the cross license, Institut Pasteur has the right to grant a sublicense of its rights under the cross license, without the right to grant further sublicenses, to Beckman Instruments (now known as Beckman Coulter, Inc.) and to affiliates of Institut Pasteur. Under the agreement, both parties are restricted from granting additional licenses to the intellectual property subject to the cross licenses. We believe that the cross license terminates on the last to expire of the underlying patent rights. Any prior termination of the cross license could have a material adverse effect on our business, financial condition and results of operations. In June 2002, we were notified by Institut Pasteur that it had transferred to F. Hoffman-La Roche Ltd. the human papillomavirus intellectual property estate of Institut Pasteur, which included an assignment of the cross license to Roche. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. We currently do not have access to the details of the announced acquisition.

     On April 5, 2000, we entered into an exclusive worldwide license with Institut Pasteur relating to the genetic sequence of human papillomavirus types 68 and 70 (including the use of the United States patent relating thereto issued November 9, 1999 and expiring in 2017) and the detection of human papillomavirus types 68 and 70 using DNA testing methods. Under the license we can use our rights to develop and sell products using the licensed technology and pay royalties on such products. The term of the license expires upon expiration of the licensed patent, except that it continues for the commercial life of the products in countries where there is no licensed patent.

     Through a license with Georgetown University, we have obtained exclusive, worldwide rights to a United States patent application and corresponding foreign patents and patent applications relating to human papillomavirus type 52 and to a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. Unless terminated earlier, the Georgetown license will terminate upon the last to expire of the licensed patent rights. The issued patents relating to human papillomavirus type 52 will expire in 2014 in the United States and in 2009 in Europe. A corresponding foreign patent relating to human papillomavirus type 42 was issued in Japan in 2000. The L1-related patent will expire in 2008 in the United States and in 2006 in Europe. We are obligated to make royalty payments to Georgetown University based on the percentage of net sales of products incorporating the licensed technologies.

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

     We combine more than 200 biological reagents, inorganic and organic reagents and kit components to manufacture our finished test kits. Biological reagents include DNA and RNA probes, antibodies and detection reagents. These biological reagents are currently manufactured in our Gaithersburg facility, which received validation approval from the FDA in September 2000. We purchase many of these components and reagents from outside suppliers. We believe that we currently have sufficient manufacturing capacity for our existing demand and that our Gaithersburg facility will allow us to expand our production capability to satisfy demand for the foreseeable future.

     We have established a quality control program, including a set of standard manufacturing and documentation procedures, intended to ensure that, where required, our products are manufactured in accordance with quality systems regulations. We received ISO 9001 certification in June 1999.

Employees

     At June 30, 2002, we employed 243 persons, including 67 in research and development, 71 in manufacturing, including quality assurance, 52 in sales and marketing and 53 in accounting, finance, administration and regulatory affairs. Eighteen of our employees hold Ph.D. or M.D. degrees. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are good.

Principal Executive Offices

     We were incorporated in Delaware in 1987. Our principal executive offices are located at 1201 Clopper Road, Gaithersburg, Maryland 20878.

ADDITIONAL CONSIDERATIONS

We have incurred net losses to date and need to continue to spend substantial funds. We may not become profitable.

     We have had substantial operating losses since incorporation in 1987 and we have never earned a profit. At June 30, 2002, our accumulated deficit was approximately $71.4 million. These losses have resulted principally from:

• expenses associated with our research and development programs;

• our sales and marketing activities in the United States and internationally; and

• other expenses, including administrative and facilities costs.

Historically, our net losses were $6,767,206 in fiscal 2000, $6,480,997 in fiscal 2001 and $9,396,616 in fiscal 2002. We expect to continue to incur operating losses in fiscal 2003 and we may be unable to generate sufficient revenues to become profitable near the end of fiscal 2003 or thereafter.

We may not be able to successfully and promptly establish our sales and marketing infrastructure in Europe.

     We had previously entered into distribution and marketing arrangements with Abbott Laboratories and Roche Molecular Systems, Inc. for the marketing and distribution of our products in Europe. As of June 30, 2002, Roche Molecular Systems is distributing our HPV products during a non-exclusive wind-down period in Europe, Africa and the Middle East and Abbott Laboratories is a non-exclusive distributor of our blood virus tests in Europe, Africa and the Middle East. We are currently establishing our sales and marketing infrastructure in Europe, Africa and the Middle East and expect to expend significant resources to establish a sufficient infrastructure. Our revenues and operating results could be hurt by our inability to successfully and promptly establish a distribution infrastructure or our inability to effectively market our diagnostic products in Europe.

Our HPV Test and other products may not be fully accepted by physicians, laboratories and health insurance providers.

     Our growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of our HPV Test as a primary cervical cancer screening method and as a follow-up screening method for women with equivocal Pap smears. This requires acceptance of our HPV Test as a clinically useful and cost-effective alternative to the Pap smear and follow-up procedures, such as repeat Pap smears, colposcopy and biopsy. Because human papillomavirus testing applies a new gene-based technology and testing approach, our HPV Test may not be readily accepted. Our products and product candidates, other than our HPV Test, are similarly dependent upon acceptance by physicians, laboratories and health insurance payors.

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

     We will be required to obtain premarket approval to market our HPV Test for use as a primary adjunctive cervical cancer screening test in the United States, either separate from or in conjunction with the Pap smear. We submitted a PMA supplement to the FDA in October 2001 to obtain market approval for the use of our HC 2 HPV Test as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap smear for women ages 30 and older. In April 2002, the FDA notified us that this PMA supplement would not be approvable until we submit an amendment to the PMA supplement providing additional information recommended during a March 2002 FDA Microbiology Devices Panel hearing. We intend to provide the requested information in the form of an amendment to our PMA supplement in September 2002 and may provide additional information later in 2002. We cannot assure you that we will receive premarket approval for this indication in a timely fashion or at all.

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

     In June 1999, Enzo Biochem, Inc. filed an action in the United States District Court for the Southern District of New York against the following defendants, Chugai Pharmaceutical Co., Ltd. and its subsidiaries, Chugai Pharma U.S.A., Inc. and Gen-Probe Incorporated, bioMerieux, Inc. and Becton Dickinson and Company for infringement of Enzo’s United States patent no. 4,900,659. In January 2001, the court granted a summary judgment motion in favor of each of the defendants. In July 2002, a panel of the Federal Circuit, after having previously affirmed the district court’s decision, granted Enzo’s petition for rehearing, reversed the district court’s order granting summary judgment and remanded the case to the district court for further proceedings and factual findings. In October 1999, Enzo contacted us to determine whether our HC 2 Gonorrhea Test might infringe such patent. We have evaluated this matter and its potential impact on our Gonorrhea Test. After consultation with our patent counsel, we believe that the Enzo United States patent is invalid and not infringed. We have also consulted with German counsel regarding Enzo’s European counterpart to this patent and believe that, like the U.S. patent, the European counterpart patent is also invalid and not infringed. It is possible that we could become involved in litigation with Enzo and/or have to seek a license from Enzo.

     In July 2001, Institut Pasteur notified us that Institut Pasteur was granted a new U.S. patent concerning the HBV genome and requested information from Digene regarding products that may use the technology described in this recently issued patent. We are currently in discussions with Institut Pasteur. It is possible that we may have to seek a license from Institut Pasteur.

Ongoing litigation may result in financial losses or harm to our reputation and may divert management resources.

     On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. Digene currently does not have access to the details of the announced acquisition. We are currently evaluating the impact, if any, of such announcement on the pending litigation.

     On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We are seeking a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that we have infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases have now been consolidated and discovery has commenced. We have filed counterclaims against Enzo Biochem for various business-related tortious conduct. We do not believe we are infringing such patent and will go forward with the action for declaratory judgment and continue vigorously defending against Enzo’s claim of patent infringement.

     Such current litigation is expensive and we cannot assure you that we will be successful. In addition, such litigation may result in financial losses or harm to our reputation and may divert management resources from our core business.

Other companies may develop and market human papillomavirus tests competitive with our HPV Test.

     In June 2002, Insitut Pasteur transferred its human papillomavirus intellectual property estate to F. Hoffman-La Roche Ltd., which included an assignment of the cross license between Digene and Institut Pasteur. Based upon the human papillomavirus types Roche acquired access to as a result of the transfer by Institut Pasteur, the human papillomavirus types covered by Roche’s own patents and the human papillomavirus types that are publicly available, we believe Roche has the ability to develop a human papillomavirus test that would be competitive with our HPV Test in the marketplace. We can provide no assurance that we will be able to compete successfully against Roche if it markets a human papillomavirus test competitive with our HPV Test.

     On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. We currently do not have access to the details of the announced acquisition. We are currently evaluating the impact, if any, of such announcement on our pending patent infringement litigation against Ventana Medical Systems, Inc. and the possible impact on the competitive market for human papillomavirus testing.

Single suppliers or a limited number of suppliers provide key components of our products. If these suppliers fail to supply these components, we may be unable to satisfy product demand which would negatively impact our revenues.

     Several key components of our products come from, or are manufactured for us by, a single supplier or limited number of suppliers. This applies in particular to two components: first, Tropix supplies us with chemiluminescent substrates (used to create a chemical reaction that causes light in connection with our Hybrid Capture signal amplified molecular technology), and second, Qiagen Instruments supplies us with the Rapid Capture System that serves as the automation platform developed for large-scale diagnostic testing using the Hybrid Capture technology. Tropix has been one of our suppliers since 1996. We entered into an agreement with Qiagen Instruments in January 2001 pursuant to which they supply us with the Rapid Capture System. We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over longer periods of time or set-aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace Tropix and Qiagen Instruments. We have not had any suppliers terminate their relationship with us. If our product sales increase beyond the forecast levels, or if our suppliers are unable or unwilling to supply us on commercially acceptable terms, we may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand.

     In addition, if any of the components of our products are no longer available in the marketplace, we may be forced to further develop our products or technology to incorporate alternate components. The incorporation of new components into our products may require us to seek approvals from the FDA or foreign regulatory agencies prior to commercialization.

We have limited manufacturing experience and may encounter difficulties expanding our operations. We depend on a single facility for the manufacture of all of our products.

     We have limited commercial manufacturing experience and capabilities. If product sales increase, we will have to scale-up our manufacturing processes and facilities. We may encounter difficulties in scaling-up manufacturing processes and may be unsuccessful in overcoming such difficulties. In such circumstances, our ability to meet product demand may be impaired or delayed.

     We have a single manufacturing facility located in Gaithersburg, Maryland. This facility is subject, on an ongoing basis, to a variety of quality systems regulations, international quality standards and other regulatory requirements, including requirements for good manufacturing practices, or GMPs. We may encounter difficulties expanding our manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand.

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

     For fiscal 2002, we derived approximately 6% of our consolidated revenues from the international sales of our products and services in foreign currencies and we expect that international sales will continue to account for a large portion of our sales. Changes in the rate of exchange of foreign currencies into United States dollars have and may hurt our revenues and results of operations.

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

     In addition, our quarterly operating results have fluctuated in the past. We believe that these results may continue to fluctuate in the future with lower product revenues in our first and second fiscal quarters (July 1 through December 31) as compared with our third and fourth quarters of each fiscal year. The lower demand for preventative diagnostic procedures, like our HPV Test and the Pap smear, during the summer months and the December holiday season in the United States and Europe primarily causes this fluctuation.

We expect that our common stock price will be highly volatile.

     The realization of any of the risks described in this “Additional Considerations” section or other unseen risks could have a dramatic and adverse effect on the market price of our common stock. Additionally, market prices for securities of biotechnology and diagnostic companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that are unrelated to the operating performance of any one company. In particular and in addition to the other risks described elsewhere in this “Additional Considerations” section, the following factors can adversely affect the market price of our common stock:

•     announcements of technological innovation or new diagnostic products by others;

•     general market conditions;

•     any failure of our research and development or regulatory approval process; and

•     changes in government regulation or patent decisions.

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

     We believe that our existing capital resources will be sufficient to meet the anticipated cash needs of our current business at least through calendar year 2003. Net cash used in our operating activities was approximately $8,637,000 for the fiscal year ended June 30, 2002. We expect our operating losses to continue through fiscal 2003. If our operating losses continue beyond fiscal 2003 or if one or more of the events described in these “Additional Considerations” actually occurs, we may have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others or through alternative sources. Any equity financing would dilute our then current stockholders. We do not have any committed sources of additional financing. Additional funding, if necessary, may not be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to some of our technologies, product candidates, products or potential markets.

Members of our management together own a substantial interest in us, giving them effective control of the election of directors and stockholder matters.

     As of September 9, 2002, our Chairman and Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer beneficially owned an aggregate of approximately 25.9% of our outstanding shares of common stock. As a result, these officers, acting together, effectively control the election of directors and matters requiring approval by our stockholders.

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

ITEM 2.      PROPERTIES

     On March 2, 1998, we entered into a lease for a facility in Gaithersburg, Maryland, comprising a total of approximately 90,000 square feet. We relocated our operation to this facility beginning in January 2000 and completed the relocation in April 2000. The lease for the facility has a term of ten years, and we have two options to extend the term for a five-year period each.

ITEM 3.      LEGAL PROCEEDINGS

     On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. We currently do not have access to the details of the announced acquisition. We are currently evaluating the impact, if any, of such announcement on the pending litigation.

     On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We are seeking a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that we have infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases have now been consolidated and discovery has commenced. We have filed counterclaims against Enzo Biochem for various business-related tortious conduct.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF DIGENE

Name	Age	Positions with the Company

Evan Jones(1)	45	Chief Executive Officer and Chairman of the Board
Charles M. Fleischman (2)	44	President, Chief Operating Officer and Chief Financial Officer
Robert McG. Lilley (3)	57	Senior Vice President, Global Sales and Marketing
Attila T. Lorincz, Ph.D. (4)	47	Senior Vice President and Chief Scientific Officer
Belinda O. Patrick (5)	46	Senior Vice President, Manufacturing Operations
Joseph P. Slattery (6)	37	Senior Vice President, Finance and Information Systems
Donna Marie Seyfried (7)	44	Vice President, Business Development

(1)	Mr. Jones joined Digene in July 1990 as Chief Executive Officer. He was elected to serve on the Board of Directors in July 1990 and became Chairman of the Board in September 1995. He served as our President from July 1990 to June 1999. From 1988 to September 1990, Mr. Jones was President of Neomorphics, Inc. Between 1987 and 1990, he was first an associate and then a partner with the CW Group, a health care venture capital firm. From 1983 to 1987, Mr. Jones was employed by The Perkin-Elmer Corporation. Mr. Jones is a member of the Board of Directors of the Children’s Research Institute at the Children’s National Medical Center and the Board of Visitors of the University of Maryland College of Life Sciences. Mr. Jones received a B.A. in Biochemistry from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Jones is a stepbrother of Mr. Whitehead, a member of Digene’s Board of Directors.

(2)	Mr. Fleischman has served as our President since June 1999, as Chief Financial Officer since March 1996 and as Chief Operating Officer since September 1995. He also served as our Executive Vice President from July 1990 to June 1999. From 1987 to 1990, he was a Vice President and then Associate Director in the Investment Banking Group of Furman Selz (now ING Group), New York, New York. From 1986 to 1987, Mr. Fleischman was a founder and Managing Director of Intercapital Brokers, Ltd., London, England. Mr. Fleischman received an A.B. in History from Harvard University and an M.B.A. from The Wharton School at the University of Pennsylvania.

(3)	Mr. Lilley has served as our Senior Vice President, Global Sales and Marketing since June 1999, and before that as our Vice President, Sales and Marketing from July 1998 until June 1999, and as General Manager for Digene Europe from March 1997 until July 1998. From September 1994 to February 1997, Mr. Lilley was General Manager for Europe, Middle East & Africa for Alltel Healthcare Information Services.

(4)	Dr. Lorincz has served as our Senior Vice President and Chief Scientific Officer since January 2000. He previously served as our Vice President, Research and Development and Scientific Director from January 1991 to January 2000. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees and is an Adjunct Associate Professor in the Georgetown University Medical School Department of Pathology.

(5)	Ms. Patrick has served as our Senior Vice President, Manufacturing Operations since May 2001. Prior to joining Digene, Ms. Patrick served as Vice President, Maryland Operations for Invitrogen Corporation from September 2000 to January 2001 and for Life Technologies, Inc. from February 1998 to September 2000. She previously served as Vice President, Regulatory Affairs and Quality Assurance for Life Technologies, Inc. from January 1995 to February 1998.

(6)	Mr. Slattery has served as our Senior Vice President, Finance and Information Systems since September 2002. Previously, he served as our Vice President, Finance from July 1999 to September 2002 and as Controller from February 1996 to July 2000.

(7)	Ms. Seyfried has served as our Vice President, Business Development since October 1996. Ms. Seyfried served as Senior Director, Business Development of The Perkin-Elmer Corporation from March 1993 to September 1996.

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

	High	Low
Fiscal 2002
Fourth quarter	$36.570	$8.850
Third quarter	37.320	21.450
Second quarter	39.000	24.760
First quarter	39.500	22.000
Fiscal 2001
Fourth quarter	$41.000	$12.875
Third quarter	44.500	10.625
Second quarter	45.000	31.188
First quarter	44.875	32.500

     On September 9, 2002, the closing sale price for our common stock, as reported by the Nasdaq National Market, was $8.55. As of September 9, 2002, our common stock was held by 157 holders of record.

     We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to Digene’s Consolidated Statements of Operations for the fiscal years ended June 30, 2000, 2001 and 2002 and with respect to Digene’s Consolidated Balance Sheets at June 30, 2001 and 2002 are derived from the audited Consolidated Financial Statements of Digene, which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended June 30, 1998 and 1999 and Consolidated Balance Sheet data at June 30, 1998, 1999 and 2000 are derived from Consolidated Financial Statements of Digene not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

		Fiscal Year Ended June 30,
	1998	1999	2000	2001	2002

		(in thousands, except per share loss)
Consolidated Statement of Operations Data:
Revenues:
Product sales (1)	$11,980	$17,014	$22,287	$32,706	$45,750
Distribution contract (1)	—	—	—	838	2,357
Other revenues	29	453	757	653	741

Total revenues	12,009	17,467	23,044	34,197	48,848
Costs and expenses:
Cost of product sales	3,848	6,112	7,641	12,089	12,289
Research and development	5,285	4,643	6,123	8,120	9,265
Selling and marketing	11,972 (2)	10,531	10,930	13,012	20,484
General and administrative	5,690	5,957	6,346	8,336	14,024
Abbott termination fee	—	—	—	—	2,500
Amortization of intangible assets	386	150	150	150	150

Total costs and expenses	27,181	27,393	31,190	41,707	58,712
Loss from operations	(15,172)	(9,926)	(8,146)	(7,510)	(9,864)
Other income (expense)	(83)	(184)	513	(37)	(20)
Interest expense	(164)	(30)	—	(11)	(32)
Interest income	1,378	985	1,050	1,194	729

Loss from operations before income taxes	(14,041)	(9,155)	(6,583)	(6,364)	(9,187)
Provision for income taxes	48	149	184	117	210

Net loss	$(14,089)	$(9,304)	$(6,767)	$(6,481)	$(9,397)
Basic and diluted net loss per share (3)	$(1.06)	$(0.65)	$(0.44)	$(0.39)	$(0.54)
Weighted average shares outstanding (3)	13,236	14,354	15,296	16,557	17,361
	1998	1999	2000	2001	2002
Consolidated Balance Sheet Data:
Working capital	$28,428	$20,499	$24,268	$26,905	$39,828
Total assets	35,440	28,108	35,785	48,195	67,241
Long-term debt, less current maturities	—	—	—	1,000	3,690
Accumulated deficit	(39,416)	(48,720)	(55,487)	(61,968)	(71,365)
Total stockholders’ equity	31,099	23,687	29,425	26,334	39,639

(1)	Certain amounts have been reclassified to conform to current year presentation.

(2)	Restated to reclassify $1,915 relating to the impairment of an intangible asset from the cumulative effect of change in accounting principle to selling and marketing expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impairment of Intangible Asset in Fiscal 1998.”

(3)	Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-K. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; uncertainty of future profitability and cash generation from operations; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty regarding patents and propriety rights in connection with our products and products in development; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; our ability to scale up our manufacturing to the extent product sales increase; uncertainty of clinical trial results for our products in development; our ability to obtain requisite additional financing to fund our operations beyond calendar year 2003; and other factors as set forth under the caption “Additional Considerations” beginning on page 22.

Overview

     Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems using our patented Hybrid Capture technology for the screening, monitoring and diagnosis of human diseases. Since our inception, we have incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products, the expansion of our manufacturing facilities and our global sales and marketing activities.

     Our revenues to a significant extent have been derived from the sales of our HPV Test, which, for fiscal 2002, accounted for 74% of total revenues. We expect that the growing acceptance of our HPV Test in both the United States and internationally will continue to drive the growth in revenues from our HPV Test in the future.

     In fiscal 2002, our gross margins improved substantially over the prior fiscal year. In the coming fiscal year, we believe that we will be able to sustain gross margins consistent with, or better than, fiscal 2002 as we continue to scale up our manufacturing operations and realize expanded margins as a result of our direct distribution efforts in Europe. Our margins may be negatively impacted by increased sales of lower margin chlamydia and gonorrhea tests.

     We believe that increasing our investment in sales and marketing and in research and development is essential to allow us to capitalize more fully on the potential of our HPV Test and our core technology. We expect to invest heavily in our direct European distribution operation during fiscal 2003 and beyond while also expanding our direct sales organization in the United States. We also expect to moderately increase our expenditures in the development of our next-generation Hybrid Capture 3 and 4 platforms and clinical trial activities for human papillomavirus screening in the coming fiscal year as compared to fiscal 2002.

     Our sales and marketing expenditures have been and will continue to be focused on accelerating the adoption of human papillomavirus testing worldwide. We intend to capitalize on the growing acceptance of our HPV Test in the United States and internationally by physicians, laboratories and health insurance providers by materially increasing expenditures on sales and marketing over the next several quarters. The increase in expenditures will be primarily directed at expanded direct sales and marketing efforts in the United States and Europe.

     We expect our general and administrative expenses will increase to provide adequate infrastructure to support greater research and development and sales and marketing activities, to pay the anticipated expenses associated with our ongoing litigation matters and to support the overall growth of our business.

     As a result of these anticipated increases in expenditures, we expect our operating losses to continue through fiscal 2003 with a turn to profitability near the end of fiscal 2003. There can be no assurance that we will meet this goal.

Results of Operations

Comparison of Fiscal Year Ended June 30, 2002 to Fiscal Year Ended June 30, 2001

     Product sales increased to approximately $45,750,000 in fiscal 2002 from approximately $32,706,000 in fiscal 2001. The increase was due primarily to an 83% growth in sales of our HPV Tests and testing services over such sales in the corresponding period in fiscal 2001, partially offset by decreases in sales of equipment and non-core products. The majority of the growth in HPV products sales was in the United States (96% over such sales in the corresponding period in fiscal 2001) and in Europe (62% over such sales in the corresponding period in fiscal 2001).

     During fiscal 2002, we recognized revenue of approximately $2,357,000 related to minimum purchase guarantees under the Roche Distribution Contract as compared to approximately $838,000 in fiscal 2001. Under the Roche Distribution Contract, Roche has no further minimum purchase obligations after June 30, 2002, which may adversely affect our product revenues unless we are able to increase product sales. Please see “Liquidity and Capital Resources” below for a description of the Roche Distribution Contract.

     Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased to approximately $740,000 in fiscal 2002 from approximately $653,000 in fiscal 2001. The increase was due primarily to the recognition of equipment sales in Europe which were initially deferred in the fourth quarter of fiscal 2002, and additional research and development revenue under an existing contract, partially offset by a reduction in licensing revenue under an exclusive contract, which was converted to non-exclusive during fiscal 2001. We expect other revenues to decrease in fiscal 2003 principally due to the expiration in July 2002 of a Small Business Innovation Research, or SBIR, grant related to a herpes testing product.

     Cost of product sales marginally increased to approximately $12,289,000 in fiscal 2002 from approximately $12,089,000 in fiscal 2001. Gross margins on product sales increased to 73% in fiscal 2002 from 63% in fiscal 2001. The increase in gross margin percentage primarily related to increased sales of our HPV Test products, principally in the United States where we sell such products directly, and decreased sales of lower margin equipment products, as well as the elimination, by the first quarter of fiscal 2002, of certain expenses associated with the relocation to our new manufacturing facility in April 2000 (which negatively impacted our gross margins during fiscal 2001), improved inventory management and the recognition of minimum purchase guarantees by Roche, partially offset by European value added taxes on inventory purchases.

     Research and development expenses increased to approximately $9,265,000 in fiscal 2002 from approximately $8,120,000 in fiscal 2001. The increase in expenses was due primarily to personnel costs, which increased 23%, professional services and clinical trial expenses, which increased 18% and laboratory supplies, which increased 8%. Our research and development activities focus on our platform technology, including different or modified uses of such technology, and improvements to our diagnostic test and equipment products. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

     During fiscal 2002, we focused our research and development activities principally on: the development of our Rapid Capture System for automated processing of our Hybrid Capture tests, initially related to HPV and CT/GC; activities related to the preparation of a PMA supplement that we submitted to the U.S. Food and Drug Administration (FDA) in October 2001 to obtain market approval for the DNA Pap which involves the use of our Hybrid Capture 2 HPV Test as a primary cervical cancer screening test to be performed in conjunction with the Pap smear for women ages 30 and older; the development of our universal collection medium (UCM) that is expected to allow the simultaneous testing for HPV, chlamydia and gonorrhea and of other genetic and cellular material from a single patient sample; clinical trials related to CT/GC testing for ThinPrep specimens and HPV testing from the TriPath Prep system; and the creation of our next generation of Hybrid Capture technology.

     As indicated above, as part of our research and development activities, we submitted a Pre Market Approval (PMA) supplement application to the FDA in October 2001 to obtain market approval for the use of our DNA Pap. On March 8, 2002, we presented preliminary scientific data from our PMA supplement for the DNA Pap to the FDA’s Microbiology Devices Panel. Following the FDA advisory panel meeting, the FDA Microbiology Devices Panel recommended the FDA approve our PMA supplement, provided that we make certain additional information available to the FDA. Following the FDA advisory panel meeting, the FDA notified us that our PMA supplement for the DNA Pap would not be approvable until we submit an amendment to the PMA supplement providing the additional information recommended by the FDA Microbiology Devices Panel. We intend to provide the requested information in the form of an amendment to our PMA supplement in September 2002 and may provide additional information later in 2002.

     Selling and marketing expenses increased to approximately $20,484,000 in fiscal 2002 from approximately $13,012,000 in fiscal 2001. The increase was due primarily to various marketing programs and associated professional expenses, which increased 110%, royalty costs, which increased 63%, and personnel costs, which increased 26%. In fiscal 2002, we retained the services of an advertising agency. All of the costs associated with this agency were treated as advertising costs. We expect our selling and marketing expenses to increase during fiscal 2003 as we establish direct sales and marketing operations in Europe due to the expiration, on April 30, 2002, of Abbott’s non-exclusive distribution wind-down period for our HPV and CT/GC products in Europe, Africa and the Middle East and the expiration of the Roche Distribution Contract on June 30, 2002, and as we expand our direct sales organization in the United States to increase HPV product sales and commercialize our CT/GC products.

     General and administrative expenses increased to approximately $14,024,000 in fiscal 2002 from approximately $8,336,000 in fiscal 2001. The increase was due primarily to professional fees, which increased 142%, and personnel costs, which increased 21%. The increase in professional fees was primarily attributable to legal and accounting fees associated with the proposed merger with Cytyc Corporation, as well as our litigation proceedings with Ventana Medical Systems, Inc. and with Enzo Biochem, Inc. and its subsidiary, Enzo Diagnostics, Inc. In addition, in June 2002, we determined the balance outstanding on the promissory note with KD Medical, Inc. was uncollectible and took a charge against operations for the unpaid principal and accrued interest of approximately $407,000.

     In connection with an amendment to the Abbott Agreement, on January 28, 2002, Digene issued 87,873 shares of common stock to Abbott in a private placement transaction representing an agreed upon termination fee paid to Abbott as consideration for the termination of Abbott’s exclusive rights to sell our chlamydia and gonorrhea products worldwide. Digene recognized a one-time expense of $2,500,000 in the third quarter of fiscal 2002 representing the fair market value of the shares issued to Abbott in this transaction.

     Interest income decreased to approximately $730,000 in fiscal 2002 from approximately $1,194,000 in fiscal 2001. The decrease was primarily due to lower interest rates in fiscal 2002 compared to the corresponding period in fiscal 2001. The cash received from Roche associated with advance minimum payments was held in an account that did not provide interest income to Digene.

Comparison of Fiscal Year Ended June 30, 2001 to Fiscal Year Ended June 30, 2000

     Product sales increased to approximately $32,706,000 in fiscal 2001 from approximately $22,287,000 in fiscal 2000. The increase was due primarily to the growth in sales of our HPV products (representing 80% of the total increase and an increase of 83% over sales of HPV products in fiscal 2000) and growth in sales of our equipment products (representing 13% of the total increase and an increase of 36% over sales of equipment in fiscal 2000). The majority of the growth in HPV products sales was due to increased sales in the United States (142% over sales in fiscal 2000), along with increased sales in international markets (21% over sales in fiscal 2000).

     During fiscal 2001, we recognized revenue of approximately $838,000 related to minimum purchase guarantees under the Roche Distribution Contract.

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

     During fiscal 2001, we focused our research and development activities principally on: the development of our Rapid Capture System for automated processing of our Hybrid Capture tests, initially related to chlamydia and gonorrhea; activities related to the preparation of FDA filings that we intend to submit to obtain market approval for the use of our Hybrid Capture 2 HPV Test as a primary cervical cancer screening test to be performed in conjunction with the Pap smear for women ages 30 and older; the development of our UCM; activities utilizing our Hybrid Capture technology for microarray-based genomics analysis in the areas of gene expression profiling, genotyping and molecular disease management; and the creation of our next generation of Hybrid Capture technology. Research and development expenses increased to approximately $8,120,000 in fiscal 2001 from approximately $6,123,000 in fiscal 2000. The increase in expenses was due primarily to a 55% increase in purchases of laboratory supplies, a 25% increase in personnel costs, and a 90% increase in facilities costs, partially offset by a 26% decrease in outside professional services and clinical trial expenses.

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

Liquidity And Capital Resources

     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $71.4 million at June 30, 2002. We have funded our operations primarily through the sale of equity securities. At June 30, 2002, we had cash, cash equivalents and short-term investments aggregating approximately $39.6 million. Net cash used in our operating activities was approximately $8.6 million for the fiscal year ended June 30, 2002.

     Capital expenditures increased to $5,621,000 in fiscal 2002 from $1,819,000 in fiscal 2001, due primarily to our repurchase from Abbott Laboratories of equipment used for HPV, chlamydia and gonorrhea testing and previously purchased by Abbott under our marketing and distribution agreement with Abbott (the “Abbott Agreement”). Pursuant to the terms of the Abbott Agreement, upon expiration of the non-exclusive wind-down period we were obligated, at Abbott’s option, to repurchase equipment placed with customers by Abbott. We satisfied this obligation by issuing a promissory note to Abbott on June 7, 2002 for $4,033,904, bearing interest at 7% per annum and payable in quarterly installments of $336,159 until April 1, 2005.

     On April 29, 2001, we entered into a letter agreement with Roche Molecular Systems (the “Roche Distribution Contract”), which established Roche Molecular Systems (“Roche”) as the co-exclusive distributor of our HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002. In June 2002, we adopted as our sole strategy for the distribution of our products in Europe, Africa and the Middle East, a combination of direct distribution through our European infrastructure and the use of local distributors and agents. On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. Under the Roche Distribution Contract, we have the option, exercisable within 30 days after December 31, 2002, to buy back from Roche equipment purchased from us by Roche and in use for HPV testing in customers’ laboratories on June 30, 2002. If we repurchase the equipment, the non-exclusive wind-down period will expire on December 31, 2002. If we do not repurchase the equipment, the non-exclusive wind-down period will extend to December 31, 2004. In June 2002, as part of our strategic decision, we decided that we would exercise the option to repurchase the equipment. The Roche Distribution Contract sets the repurchase price for the equipment as the net selling price less any amounts recorded as depreciation on a straight-line basis over a four-year period. In recognition of the possible repurchase of the equipment, commencing in the fourth quarter of 2002, we deferred recognition of revenue from equipment sold to Roche. Equipment sold during this time period had a sales price of $2.3 million and a cost of $1.4 million, which amounts have been recorded as deferred revenue and deferred costs, respectively. The deferred revenue and deferred costs are being amortized over a four-year period to other revenue (as equipment rental) and selling and marketing expenses, respectively. For the year ended June 30, 2002, we recorded other revenue and selling and marketing expenses of $109,000 and $67,000, respectively related to the amortization of these balances.

     On January 28, 2002, we issued 87,873 shares of common stock to Abbott Laboratories in a private placement transaction as consideration for the termination of Abbott’s exclusive rights to sell our chlamydia and gonorrhea products worldwide. We recognized a one-time expense of $2,500,000 in the third quarter of fiscal 2002 representing the fair market value of the shares issued to Abbott in this transaction.

     On January 30, 2002, we completed a private offering of 588,235 shares of common stock, the net proceeds of which, after expenses, were approximately $14,920,000. We intend to use the net proceeds from this offering for general corporate purposes, including to support our sales and marketing and research and development activities.

     We anticipate that working capital requirements will increase moderately for the foreseeable future due to investment necessary to support our European direct distribution operations, including the buy back from Roche of equipment in Europe, as well as increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2003. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including the successful commercialization of our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

     We have summarized below our material contractual obligations as of June 30, 2002:

(in thousands)

		Less Than One	One to Three	Four to Five	After Five
		Year (Fiscal	Years (Fiscal	Years (Fiscal	Years (After
Contractual Obligations	Total	2003)	2004-2006)	2007-2008)	Fiscal 2008)

Long-term debt	$3,690	$1,430	$1,691	$236	$333
Operating leases	20,768	2,833	8,023	5,500	4,412

Total contractual cash obligations	$24,458	$4,263	$9,714	$5,736	$4,745

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Such accounting principles requires that our management make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our actual results could differ materially from those estimates. The items in our consolidated financial statements that have required us to make significant estimates and judgments are as follows:

•	Inventory management. Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method of inventory management. We also record provisions for inventories which may not be salable due to anticipated trends in sales volume and/or pricing and our estimates of net realizable value. These provisions are determined based on significant estimates.

•	Revenue recognition. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. We establish allowances for estimated uncollectible amounts, product returns and discounts based on historical default rates and specifically identified problem accounts.

•	Accounting for employee stock options. We account for our employee stock-based compensation in accordance with the provisions of APB No. 25, and related interpretations, which allows us to recognize compensation costs for the excess of the estimated fair value of the stock option at the grant date over the exercise price, if any. An alternative method of accounting would apply the principles of SFAS No. 123 which requires the fair value of the stock option to be recognized at the date of grant and amortized to compensation expense over the stock options’ vesting period. Had we applied the principles of SFAS No. 123 for our employee options, our net loss would have been approximately $13,251,000, $17,273,000 and $24,483,000 during our fiscal years ended June 30, 2000, 2001 and 2002 instead of our reported net loss which approximated $6,767,000, $6,481,000 and $9,397,000, respectively.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the years ended June 30, 2000, 2001 and 2002. Interest rate exposure is primarily limited to the $36.0 million of cash, cash equivalents and short-term investments owned by us. Such securities are debt instruments that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature, less than twelve months, of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGENE CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Digene Corporation

We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
August 9, 2002

DIGENE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$20,626,252	$9,453,125
Short-term investments	8,977,412	30,140,114
Accounts receivable, less allowance of approximately $281,000 and $684,000 at June 30, 2001 and 2002, respectively	5,694,648	9,001,584
Inventories	5,548,415	5,980,386
Prepaid expenses and other current assets	1,685,767	2,195,264

Total current assets	42,532,494	56,770,473
Note receivable	406,500	—
Property and equipment, net	3,490,490	7,398,637
Deferred costs, net	—	1,345,763
Intangible assets, net	1,050,601	900,515
Deposits and other assets	715,242	825,941

Total assets	$48,195,327	$67,241,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,260,186	$6,496,406
Accrued expenses	2,709,490	5,628,706
Accrued payroll	1,865,777	2,864,436
Current portion of long-term debt	—	1,377,856
Deferred revenues	7,792,000	575,091

Total current liabilities	15,627,453	16,942,495
Deferred rent	233,584	353,076
Deferred revenue, less current portion	—	1,616,478
Long-term debt, less current portion	1,000,000	3,690,496
Deferred liability	5,000,000	5,000,000
Commitments	—	—
Stockholders’ equity:
Preferred Stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 50,000,000 shares authorized, 16,755,339 and 17,972,728 shares issued and outstanding at June 30, 2001 and 2002, respectively	167,553	179,727
Additional paid-in capital	88,199,211	110,856,010
Deferred stock compensation	(64,274)	(32,137)
Accumulated deficit	(61,968,200)	(71,364,816)

Total stockholders’ equity	26,334,290	39,638,784

Total liabilities and stockholders’ equity	$48,195,327	$67,241,329

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2000	2001	2002

Revenues:
Product sales	$22,287,483	$32,706,349	$45,750,124
Distribution contract	—	837,577	2,357,239
Other	756,487	652,960	740,414

Total revenues	23,043,970	34,196,886	48,847,777
Costs and expenses:
Cost of product sales	7,641,304	12,088,715	12,289,037
Research and development	6,123,027	8,120,114	9,264,548
Selling and marketing	10,929,506	13,012,401	20,483,823
General and administrative	6,346,144	8,335,562	14,024,276
Abbott termination fee	—	—	2,500,000
Amortization of intangible assets	150,087	150,086	150,086

Total costs and expenses	31,190,068	41,706,878	58,711,770
Loss from operations	(8,146,098)	(7,509,992)	(9,863,993)
Other income (expense):
Other income (expense)	513,322	(37,432)	(19,981)
Interest expense	(320)	(10,297)	(32,217)
Interest income	1,050,258	1,193,941	729,681

Loss from operations before income taxes	(6,582,838)	(6,363,780)	(9,186,510)
Provision for income taxes	184,368	117,217	210,106

Net loss	$(6,767,206)	$(6,480,997)	$(9,396,616)

Basic and diluted net loss per share	$(0.44)	$(0.39)	$(0.54)

Weighted average shares outstanding	15,295,798	16,556,863	17,360,725

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Deferred		Total
			Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at June 30, 1999	14,565,937	$145,659	$72,514,583	$(253,200)	$(48,719,997)	$23,687,045
Exercise of Common Stock options	707,601	7,076	2,088,539	—	—	2,095,615
Issuance of Common Stock, net of offering costs	900,000	9,000	10,344,905	—	—	10,353,905
Compensatory stock options canceled	—	—	(101,280)	101,280	—
Compensatory stock options earned by non-employees	—	—	—	55,509	—	55,509
Net loss	—	—	—	—	(6,767,206)	(6,767,206)

Balance at June 30, 2000	16,173,538	161,735	84,846,747	(96,411)	(55,487,203)	29,424,868
Exercise of Common Stock options	581,801	5,818	3,352,464	—	—	3,358,282
Compensatory stock options earned by non-employees	—	—	—	32,137	—	32,137
Net loss	—	—	—	—	(6,480,997)	(6,480,997)

Balance at June 30, 2001	16,755,339	167,553	88,199,211	(64,274)	(61,968,200)	26,334,290
Exercise of Common Stock options	541,281	5,413	5,244,020	—	—	5,249,433
Issuance of Common Stock in connection with private placement financing	588,235	5,882	14,913,658		—	14,919,540
Issuance of Common Stock in connection with Abbott agreement	87,873	879	2,499,121		—	2,500,000
Compensatory stock options earned by non-employees	—	—	—	32,137	—	32,137
Net loss	—	—	—	—	(9,396,616)	(9,396,616)

Balance at June 30, 2002	17,972,728	$179,727	$110,856,010	$(32,137)	$(71,364,816)	$39,638,784

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2000	2001	2002

Operating activities
Net loss	$(6,767,206)	$(6,480,997)	$(9,396,616)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Termination fee for distribution agreement	—	—	2,500,000
Write-off of note receivable	—	—	406,500
Depreciation and amortization of property and equipment	1,011,973	1,360,729	1,769,567
Amortization of intangible assets	150,087	150,086	150,086
Compensation expense related to stock options	55,509	32,137	32,137
Gain on sale of product line	(514,979)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,430,741)	(913,870)	(3,306,936)
Inventories	(1,591,108)	(1,148,118)	(431,971)
Prepaid expenses and other current assets	480,347	(777,890)	(509,497)
Deferred costs	—	—	(1,412,524)
Deposits and other assets	(742,765)	127,680	(110,699)
Accounts payable	1,324,751	(567,952)	3,236,220
Accrued expenses	216,789	1,682,890	2,919,216
Accrued payroll	318,368	439,173	998,659
Deferred revenues	—	7,792,000	(5,600,431)
Deferred rent	78,756	154,828	119,492
Deferred liability	—	5,000,000	—

Net cash (used in) provided by operating activities	(8,410,219)	6,850,696	(8,636,797)
Investing activities
Purchases of short-term investments	(24,244,627)	(14,719,120)	(35,755,094)
Sales of short-term investments	15,912,892	18,420,527	14,592,392
Capital expenditures	(2,306,983)	(1,819,131)	(1,542,601)
Proceeds from the sale of product line	200,000	—	—

Net cash (used in) provided by investing activities	(10,438,718)	1,882,276	(22,705,303)
Financing activities
Net proceeds from issuance of Common Stock	10,353,905	—	14,919,540
Exercise of Common Stock options	2,095,615	3,358,282	5,249,433
Proceeds from long-term debt	—	1,000,000	—

Net cash provided by financing activities	12,449,520	4,358,282	20,168,973

Net (decrease) increase in cash and cash equivalents	(6,399,417)	13,091,254	(11,173,127)
Cash and cash equivalents at beginning of year	13,934,415	7,534,998	20,626,252

Cash and cash equivalents at end of year	$7,534,998	$20,626,252	$9,453,125

Supplemental cash flow information
Interest paid	$1,000	$4,000	$13,000

Income taxes paid	$82,000	$38,000	$72,000

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

On June 28, 1996, the Company entered into a joint venture agreement with a Brazilian national to establish Digene do Brasil LTDA, a majority-owned subsidiary of the Company. The Company initially established Digene B.V. in October 1997 to act as the Company’s European distributor; in 1999 Digene B.V. was made dormant as a result of changes in the Company’s distribution plans. On April 26, 2002, the Company established a wholly owned subsidiary, Digene UK (Holdings) Limited, to be a holding company for its European subsidiaries. Digene UK (Holdings) Limited owns all the outstanding shares of Digene (UK) Limited and Digene Germany GmbH which were incorporated in April and May of 2002, respectively. Through these newly incorporated entities, additional future entities and the use of local distributors and agents, Digene will market and distribute the Company’s products throughout Europe. On March 3, 1998, the Company established a wholly owned subsidiary, Digene Europe, Inc., for the marketing of the Company’s products in Europe. On July 1, 1998, the Company acquired Viropath B.V., a company with limited liability, registered in Amsterdam, The Netherlands.

2.     Summary of Significant Accounting Policies

Management Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Digene and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less. Substantially all cash equivalents are held in short-term money market accounts with large high-quality institutions.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Summary of Significant Accounting Policies (continued)

Short-Term Investments

Short-term investments consist of corporate and various government agency debt securities, all of which mature within one year. Management classifies the Company’s short-term investments as available-for-sale. Such securities are stated at market value, which approximates cost. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available for sale security. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. As of June 30, 2001 and 2002, short-term investments are stated at market, which approximates cost.

Intangible Assets

Intangible assets principally consist of goodwill arising from the Company’s acquisition of Viropath B.V. in 1998. The excess of the purchase price over the identifiable tangible net assets acquired of approximately $1.5 million is being amortized on a straight-line basis over ten years. Accumulated amortization expense approximated $450,000 and $600,000 as of June 30, 2001 and 2002, respectively. The Company periodically evaluates the remaining amortization period to determine whether later events and circumstances warrant revised estimates of useful lives.

Impairment of Long-Lived Assets and Recoverability of Intangibles

The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of an assets should be assessed include but are not limited to the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company would evaluate the carrying amount of these assets in relation to the operating performance of the business and estimated future undiscounted cash flows associated with the asset. If a write-down is required, the Company would prepare a discounted cash flow analysis to determine the amount of the write-down. No such impairment losses have been recognized to date.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101,Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenues from product sales are recognized upon shipment. Allowances are established for estimated uncollectible amounts, product returns and discounts. In addition, the Company defers approximately two percent of its product sales as a reserve for future warranty costs. At June 30, 2002, the warranty reserve was approximately $490,000 and, historically, the reserve has been within management estimates. The deferred warranties are recognized evenly over a one year period.

Other revenue consists of research and development contracts, equipment rental and the licensing of various technologies. Research and development revenue is recorded as earned based on the performance requirements of the contract. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred.

Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations on its customers’ financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have historically been within management’s expectations.

For the years ended June 30, 2000, and 2001, the Company generated 39% and 28%, respectively, of total revenues from a single customer. For the year ended June 30, 2002, two customers comprised 26% of total revenues. As of June 30, 2001 and 2002, the Company recorded receivable balances of $1,333,000 and $1,686,000, respectively, from these customers.

The fair value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their carrying amount due to the relatively short maturity of these items. The fair value of debt approximates its carrying amount as of June 30, 2001 and 2002 based on rates currently available to the Company for debt with similar terms and maturities.

Comprehensive Loss

Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the consolidated financial statements. Comprehensive loss includes all changes in equity during a period except those resulting from transactions with stockholders. For the years ended June 30, 2000, 2001 and 2002 the Company’s net loss approximates its comprehensive loss; accordingly, no separate disclosure of comprehensive loss is required.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $76,000, $19,000 and $963,000 during fiscal 2000, 2001, and 2002, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in selling and marketing expense for all periods presented.

Income Taxes

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share, which require the Company to present basic and fully diluted loss per share. The Company’s basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding during all periods presented. The Company’s diluted net loss per share is the same as basic net loss per share as the shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be antidilutive.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. Pro forma disclosures of net loss and net loss per share in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) are included in Note 12 to these consolidated financial statements.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Summary of Significant Accounting Policies (continued)

The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18,Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141,Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of 2003. The Company will begin to perform the first of the required impairment tests of goodwill as of July 1, 2002 and has not yet determined what effect these tests may have on the earnings and financial position of the Company. Amortization of goodwill for the year ended June 30, 2002 approximated $150,000 and will no longer be recorded subsequent to June 30, 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

3.     Marketing and Distribution Agreements

Effective May 7, 1999, the Company entered into a Marketing and Distribution Agreement (“Abbott Agreement”) with Abbott Laboratories (“Abbott”), which formed an exclusive marketing alliance for the Company’s women’s health and blood virus testing products in certain geographic areas. The Abbott Agreement called for Abbott to assume sales and marketing responsibility for all of the Company’s Hybrid Capture products in Europe, Africa and the Middle East and for the Company’s Hybrid Capture 2 chlamydia and gonorrhea tests in the United States. Abbott acted as the exclusive distributor of the Company’s HPV and HBV products in Europe, Africa and the Middle East through April 30, 2001.

On April 30, 2001, the Company terminated Abbott’s rights with respect to the Company’s HPV products under the terms of the Abbott Agreement. This termination provides for a twelve-month non-exclusive wind-down distribution period for HPV products. In addition on April 30, 2001, the Company converted the distribution rights for the HBV products under the Abbott Agreement to non-exclusive until December 31, 2003.

On January 28, 2002, in accordance with an amendment to the Abbott Agreement, the Company terminated Abbott’s exclusive rights to market, sell and distribute the Company’s chlamydia and gonorrhea products worldwide, subject to a non-exclusive wind-down period for Abbott’s activities with respect to such products in Europe, Africa and the Middle East that ended April 30, 2002. In connection with this amendment, the Company issued 87,873 shares of Common Stock to Abbott in a private placement transaction representing an agreed upon termination fee paid to Abbott of $2.5 million. At the expiration of the non-exclusive wind-down period the Company repurchased Digene equipment placed with customers by Abbott.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Marketing and Distribution Agreements (continued)

On April 29, 2001, the Company entered into an agreement (the “Roche Distribution Contract”) with Roche Molecular Systems, Inc. (“Roche”). Under the Roche Distribution Contract, Roche acted as a co-exclusive distributor for the Company’s HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002 and the parties agreed to evaluate opportunities for a broader relationship. Roche guaranteed combined minimum purchases of equipment and HPV products over the term of the Roche Distribution Contract. The minimum purchase guarantee was funded and accounted for as follows:

	For the Year Ended June 30

	2001	2002

Beginning deferred revenue	—	$7,792
Prepayments from Roche	$9,728	7,272
Product sales revenue from:
Roche	—	(5,947)
Abbott	(1,098)	(6,760)
Other revenue to Digene	(838)	(2,357)

Ending deferred revenue	$7,792	$—

Under the terms of the Roche Distribution Contract, Digene was required to remit to Roche the total amount the Company receives from sales made to Abbott, subject to certain limitations. Accordingly, the Consolidated Balance Sheets as of June 30, 2001 and 2002 include amounts payable to Roche of approximately $1.1 million and $1.9 million, respectively, representing the balance of product sales revenue from Abbott which is owed to Roche.

On April 30, 2001, in accordance with the provisions of the Roche Distribution Contract, Roche made a non-refundable payment of $5.0 million to the Company, which was recorded as a non-current liability in the accompanying Consolidated Balance Sheets. The Company and Roche did not enter into the broader relationship referred to above and, therefore, in accordance with the provisions of the Roche Distribution Contract, on July 1, 2002, the $5.0 million payment was converted into 142,857 shares of Common Stock of the Company at $35 per share.

In June 2002, the Company adopted as its sole strategy for the distribution of its products in Europe, Africa and the Middle East, a combination of direct distribution through its European infrastructure and the use of local distributors and agents. On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. Under the Roche Distribution Contract, the Company has the option, exercisable within 30 days after December 31, 2002, to buy back from Roche equipment purchased from the Company by Roche and in use for HPV testing in customer’s laboratories on June 30, 2002. If Digene repurchases the equipment, the non-exclusive wind-down period will expire on December 31, 2002. If Digene does not repurchase the equipment, the non-exclusive wind-down period will extend to December 31, 2004. In June 2002, as part of its strategic decision, the Company decided that it would exercise the option to repurchase the equipment. The Roche Distribution Contract sets the repurchase price of the equipment as the net selling price less any amounts recorded as depreciation on a straight-line basis over a four-year period. In recognition of the possible repurchase of the equipment, commencing in the fourth quarter of 2002, the Company deferred recognition of equipment sold to Roche. Equipment sold during this time period had a sales price of $2.3 million and a cost of $1.4 million, which amounts have been recorded as deferred revenue and deferred costs, respectively. The deferred revenue and deferred costs are being amortized over a four-year period to other revenue (as equipment rental) and selling and marketing expenses, respectively. For the year ended June 30, 2002, the Company recorded other revenue and selling and marketing expenses of $109,000 and $67,000, respectively related to the amortization of these balances.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Tender Offer and Co-Promotion Agreement

On February 19, 2002, the Company, Cytyc Corporation (“Cytyc”) and Cruiser, Inc., a wholly-owned subsidiary of Cytyc, entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provided for, among other things: (i) the commencement by Cytyc of a stock and cash tender offer for all of the outstanding shares of Digene for $4.00 in cash plus 1.1969 shares of Cytyc Common Stock for each Digene share (the “Offer”); and (ii) following consummation of the Offer, the merger of Cruiser, Inc. with and into Digene. The closing of the transaction was subject to the successful completion of the Offer, the receipt of all necessary regulatory approvals, including the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and other customary closing conditions.

On June 30, 2002, Digene delivered to Cytyc a formal notice of Digene’s termination of the Merger Agreement. This action by the Company followed the U.S. Federal Trade Commission (“FTC”) informing Digene and Cytyc that, if the parties sought to close the transactions contemplated by the Merger Agreement, the FTC would seek an injunction to block the closing. Under the terms of the Merger Agreement, either of Cytyc or Digene had the right to terminate the Merger Agreement. Notwithstanding such termination, the Merger Agreement provides that should the Company take any of the following actions prior to July 1, 2003, (i) decide to sell its business, (ii) dispose of assets in excess of specified percentages or (iii) consolidate, or combine with another entity that would result in the existing shareholders retaining 85% or less of the Company; then Digene would be required to pay Cytyc approximately $19.8 million as a termination fee. For the year ended June 30, 2002, the Company incurred incremental costs of approximately $3.0 million for merger related expenditures such as legal services, accounting fees and consultancy. These costs were charged to operations as incurred.

In January 2001, the Company entered into an exclusive co-promotion agreement with Cytyc for the promotion of the Company’s HC2 HPV Test for use with Cytyc’s ThinPrep® Pap Test in the United States and Puerto Rico. The companies will jointly promote the benefits of testing for HPV with the Digene HPV Test directly from Cytyc’s ThinPrep Pap Test sample collection vial. Subject to FDA approval, the companies intend to co-promote the combined products as the most effective primary screening method for cervical cancer. The original term of the agreement expired June 30, 2002 and was allowed to automatically renew until June 30, 2003, unless either party terminates it earlier. In accordance with the co-promotion agreement, Digene pays Cytyc for its co-promotion activities based on a product sales-derived formula. For the years ended June 30, 2001 and 2002, the Company recorded expenses of approximately $36,000 and $1.8 million, respectively, related to payments due to Cytyc for these co-promotion activities.

5.     Sale of a Product Line

On March 24, 2000, the Company completed the sale of its Molecular Biology Reagents (“MBR”) product line and related assets to KD Medical, Inc. This transaction involved the sale of the Company’s MBR product line and the associated manufacturing equipment, as well as the raw material and finished goods inventory for the product line. As consideration for this sale, the Company received $200,000 in cash and a promissory note in the amount of $400,000 payable in monthly installments of $20,000 plus 8% accrued interest from July 1, 2000 through February 1, 2002. A gain of approximately $515,000 was recorded on the sale of this product line and is included in the other income (expense) line of the Consolidated Statements of Operations for the year ended June 30, 2000. In June 2002, the Company determined the balance outstanding on the promissory note was uncollectible and took a charge against operations for the unpaid principal and accrued interest of $406,500.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Inventories

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates average cost.

Inventories consist of the following:

	June 30,
	2001	2002

Finished goods	$3,087,651	$2,388,153
Work in process	3,369,419	3,460,359
Raw materials	1,256,358	1,339,470

	7,713,428	7,187,982
Obsolescence reserve	(2,165,013)	(1,207,596)

	$5,548,415	$5,980,386

7.     Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Repairs and maintenance expenditures are charged to operations as incurred.

Property and equipment consist of the following:

	June 30,
	2001	2002

Furniture, fixtures and office equipment	$1,984,609	$2,357,887
Machinery and equipment	6,632,511	11,786,019
Leasehold improvements	173,481	223,200

	8,790,601	14,367,106
Accumulated depreciation and amortization	(5,300,111)	(6,968,469)

	$3,490,490	$7,398,637

8.     Long-term Debt

In February 2000, the Company received an equipment loan facility of $1,000,000 from the State of Maryland to finance a portion of the costs of equipment installed at the Company’s facility in Gaithersburg, Maryland. The loan bears interest at 1% per annum and the Company is required to make quarterly interest only payments with all unpaid principal and interest due by December 31, 2009. Approximately $503,000 of fixed asset additions, previously financed with cash, was converted to this facility during July 2000. The remaining $497,000 of the facility was drawn down in the year ended June 30, 2001 for additional capital expenditures. The repayment of this loan is secured by a lien on property and equipment purchased using the proceeds from the loan facility.

In June 2002, in conjunction with the termination of Abbott’s rights with respect to the Company’s HPV and chlamydia and gonorrhea products under the Abbott Agreement as discussed in Note 3, the Company repurchased equipment it sold to Abbott. In order to satisfy this obligation, the Company issued a promissory note to Abbott for $4,033,904. The note bears interest at 7% per annum and the Company is required to make quarterly installment payments of $336,159 commencing on July 1, 2002 and ending on April 1, 2005.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Income Taxes

Significant components of the provision for income taxes attributable to operations consist of the following:

	Year Ended June 30,

	2000	2001	2002

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	184,368	117,217	210,106

Total current	184,368	117,217	210,106
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$184,368	$117,217	$210,106

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

The components of loss from operations before income taxes are as follows:

		Year Ended June 30,

	2000	2001	2002

United States	$(6,968,850)	$(6,336,249)	$(9,249,838)
Foreign	386,012	(27,531)	63,328

	$(6,582,838)	$(6,363,780)	$(9,186,510)

Items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate are as follows:

	Year Ended June 30,

	2000	2001	2002

Tax benefit at statutory rate	$(2,290,000)	$(2,227,000)	$(2,676,000)
Effect of:
State income tax, net	(327,000)	(311,000)	(804,000)
Foreign tax	184,368	117,217	210,106
Stock options	(5,700,000)	(7,067,000)	(1,604,000)
Other	(271,000)	(161,000)	1,503,000
Valuation allowance	8,588,000	9,766,000	3,581,000

Provision for income taxes	$184,368	$117,217	$210,106

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The Company’s net deferred tax assets are as follows:

	June 30,

	2001	2002

Net operating loss carryforwards	$32,152,000	$37,021,092
Research and development credits	1,694,000	2,232,967
Patent costs, net	322,000	262,283
Research and development deferral, net	763,000	479,320
Murex customer lists	699,000	614,621
Reserves	1,400,000	1,257,702
Other	3,288,000	2,031,015

Deferred tax assets	40,318,000	43,899,000
Valuation allowance	(40,318,000)	(43,899,000)

Net deferred tax assets	$–	$–

The Company recognized a tax provision of $117,217 and $210,106 for the years ended June 30, 2001 and 2002, respectively, which related to the Company’s foreign operations. At June 30, 2002, the Company had tax net operating loss carryforwards for income tax purposes of approximately $97.4 million. Approximately $5.3 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, will directly increase additional paid-in capital.

At June 30, 2002, the Company also had research and development credit carryforwards of approximately $2.2 million. In 1990, the Company experienced a change in ownership pursuant to Section 382 of the Internal Revenue Code, which will cause the utilization of pre-change losses and credits to be limited. Subject to this limitation, the Company’s net operating loss carryforwards and tax credits expire, if unused, at various dates from 2003 through 2021. Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, the Company has provided a valuation allowance for the full amount of its deferred tax assets.

10.     Lease and Other Commitments

In January 2000, the Company moved into a new facility in Gaithersburg, Maryland, comprising a total of approximately 90,000 square feet. The lease for the Gaithersburg facility has a ten-year term and the Company has two consecutive rights to extend the term of the lease for five years each. The former Beltsville executive office and manufacturing facility lease expired on April 30, 2000. In addition, the lease on the Company’s research and development facility in Silver Spring, Maryland terminated upon the Company’s relocation of those activities to the Gaithersburg facility in January 2000.

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

On November 7, 2001, the Company entered into a lease for its new London facility. The term of the lease expires on November 7, 2011.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Lease and Other Commitments (continued)

Future minimum rental commitments under these and other operating lease agreements, including the agreements mentioned above, are as follows as of June 30, 2002:

2003	$2,832,995
2004	2,680,177
2005	2,652,574
2006	2,689,962
2007	2,729,655
Thereafter	7,182,743

$20,768,106

Rent expense under these leases was $2,144,945, $3,287,422, and $2,926,098 for the years ended June 30, 2000, 2001 and 2002, respectively.

The Company’s access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties up to approximately 4.0% of applicable future net sales on certain products. For the years ending June 30, 2000, 2001 and 2002, total royalties amounted to $947,628, $1,283,021, and $2,093,434, respectively.

11.     Common Stock

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

On January 28, 2002, the Company issued 87,973 shares of Common Stock, valued at $2.5 million, to Abbott in consideration for the acquisition of Abbott’s exclusive marketing and distribution rights for the Company’s chlamydia and gonorrhea products that were initially provided for in the Abbott Agreement. The Company accounted for the issuance of these shares as a non-cash charge to operations in its Consolidated Statement of Operations for the year ended June 30, 2002.

On January 30, 2002, the Company completed a private placement of 588,235 shares of Common Stock to certain institutional investors at $25.50 per share. The net proceeds to the Company were approximately $14.9 million.

12.     Common Stock Options

In March 1996, the Company adopted the Digene Corporation Omnibus Plan (the “Omnibus Plan”). Pursuant to the Omnibus Plan, officers or other employees of the Company may receive options to purchase Common Stock. The Omnibus Plan is administered by the Compensation Committee. 2,000,000 shares have been reserved for issuance under the Omnibus Plan.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Common Stock Options (continued)

In October 1996, the Company adopted the Digene Corporation Directors’ Stock Option Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, directors of the Company may receive options to purchase Common Stock. Additionally, immediately following the Company’s Annual Meeting of Stockholders, each non-employee director of the Company automatically is granted an option to purchase 5,000 shares of Common Stock under the Directors’ Plan. The Directors’ Plan is administered by the Board of Directors. 500,000 shares have been reserved for issuance under the Directors’ Plan.

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

In October 1999, the Company adopted the Digene 1999 Incentive Plan (the “1999 Plan”). Pursuant to the 1999 Plan, employees of the Company and its subsidiaries may receive options to purchase Common Stock and other Common Stock awards. The 1999 Plan is administered by the Compensation Committee. 3,000,000 shares have been reserved for issuance under the 1999 Plan.

Prior to March 1996, the Company had adopted Stock Option Plans (the “Option Plans”) under which 2,622,821 shares of Common Stock were reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. The Option Plans provide for grants of stock options to employees (including officers and employee directors), directors and consultants of the Company. The Option Plans were previously administered by the Board of Directors and presently are administered by the Compensation Committee, which determined recipients and types of options to be granted, including the exercise price, number of shares subject to the option and the exercisability thereof. All of these option plans have expired.

As of June 30, 2002, 1,771,919 shares were available for grant or award under the Omnibus Plan, the Directors’ Plan, the 1997 Stock Option Plan, the 1999 Plan and the Option Plans.

The terms of all stock options granted may not exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair market value at the time of the grant.

Common Stock options activity is as follows:

	Year Ended June 30,

	2000		2001		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,177,529	$7.31	2,995,087	$10.06	3,129,275	$16.32
Options granted	607,500	16.38	792,500	32.53	770,500	31.39
Options exercised	(707,601)	2.96	(581,801)	5.77	(541,281)	9.70
Options canceled or expired	(82,341)	11.29	(76,511)	19.81	(92,632)	29.03

Outstanding at end of year	2,995,087	10.06	3,129,275	16.32	3,265,862	20.62

Options exercisable at year-end	1,278,648	7.54	1,477,776	10.06	1,647,089	13.16

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Common Stock Options (continued)

The following table summarizes information about fixed-price stock options outstanding at June 30, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise	Number Outstanding	Average Remaining	Weighted-Average	Number Exercisable	Weighted-Average
Prices	at June 30, 2002	Contractual Life	Exercise Price	at June 30, 2002	Exercise Price

$0.00-$10.00	1,707,694	5.5	$10.35	1,428,560	$9.97
$10.01-$20.00	44,500	8.6	17.37	—	—
$20.01-$30.00	215,000	8.8	26.25	—	—
$30.01-$40.00	1,288,668	8.8	33.21	218,529	33.98
$40.01-$44.25	10,000	8.1	44.25	—	—

	3,265,862	7.0	20.62	1,647,089	13.16

If compensation cost for the Company’s stock option plans had been determined based upon the fair market value at the grant date as prescribed under SFAS No. 123, the Company’s pro forma net loss in fiscal 2000, 2001 and 2002 would have been approximately $13,251,000, $17,273,000 and $24,482,852 or $0.86, $1.04 and $1.41 per share, respectively. The effect of applying SFAS No. 123 to the calculation of 2000, 2001 and 2002 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair market value of additional stock options in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants:

	Year Ended June 30,

	2000	2001	2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	77%	78%	79%
Risk-free interest rate	6.0%	5.5%	5.4%
Expected life of the option term (in years)	5.8	5.9	5.9

The weighted-average fair values of the options granted during the years ended June 30, 2000, 2001 and 2002 were $11.84, $23.04 and $22.36, respectively.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Retirement Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”), which covers all employees who have completed 90 days of service. The Plan stipulates that employees may elect an amount between 1% and 20% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in employer contributions over five years. No contributions were made by the Company during the years ended June 30, 2000, 2001 and 2002.

14.     Segment Reporting

The Company operates one business segment that develops, manufactures and markets proprietary gene-based tests for the detection, screening and monitoring of human diseases. Worldwide operations are summarized by geographic region in the following table:

	2000		2001		2002

	Assets	Revenues	Assets	Revenues	Assets	Revenues

North America	$34,568,195	$9,880,710	$46,890,764	$19,620,298	$61,961,002	$30,591,741
Europe	610,883	9,957,338	672,924	10,526,665	4,381,207	13,137,284
South America	605,888	1,746,724	631,639	2,126,123	899,120	2,878,867
Pacific Rim	—	1,459,198	—	1,923,800	—	2,239,885

	$35,784,966	$23,043,970	$48,195,327	$34,196,886	$67,241,329	$48,847,777

15.     Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarters: (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Revenues	$10,382	$11,584	$14,213	$12,669
Net loss	$(535)	$(1,074)	$(3,319)	$(4,468)
Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.19)	$(0.25)
2001
Revenues	$7,172	$7,755	$9,010	$10,260
Net loss	$(1,916)	$(1,578)	$(1,645)	$(1,342)
Basic and diluted net loss per share	$(0.12)	$(0.10)	$(0.10)	$(0.08)

The sum of basic and diluted net loss per share for the four quarters in each of 2002 and 2001 may not equal basic and diluted net loss per share for the year due to the changes in the number of weighted-average shares outstanding during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

•	Directors. The information with respect to directors required by this item is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on October 24, 2002, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Digene’s fiscal year (the “2002 Proxy Statement”).

•	Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the 2002 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated herein by reference to the 2002 Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement.

ITEM 14.      CONTROLS AND PROCEDURES

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last date they were evaluated by us, and there have been no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	•	Consolidated Financial Statements of Digene Corporation:
Report of Independent Auditors
Consolidated Balance Sheets as of June 30, 2001 and 2002
Consolidated Statements of Operations for the fiscal years ended June 30, 2000, 2001 and 2002
Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2000, 2001 and 2002
Notes to Consolidated Financial Statements
	•	Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts and Reserves
All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
	•	Exhibits:
2.1		Agreement and Plan of Merger, dated February 19, 2002, by and among Cytyc Corporation, Cruiser, Inc. and Digene Corporation (as corrected) (Incorporated by reference to Exhibit 2.1 to Digene’s Current Report on Form 8-K/A filed February 21, 2002).
3.1		Amended and Restated Certificate of Incorporation of Digene.**
3.2		Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the SEC on September 28, 1999).
4.1		Specimen Common Stock Certificate.**
4.2		Stock Purchase Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 4.2 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
4.3		Form of Purchase Agreement dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited (Incorporated by reference to Exhibit 4.3 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
4.4		Form of Registration Rights Agreement, dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited (Incorporated by reference to Exhibit 4.4 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.6		Amended and Restated 1996 Omnibus Plan (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.14	License Agreement dated September 1, 1995 between Digene and Institut Pasteur.**
10.15	Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur.**
10.16	License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.**
10.18	License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc.**
10.26	Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders.**
10.28	License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd.**
10.30	Amended and Restated Director’s Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.32	Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.33	Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers (Incorporated by reference to Exhibit 10.37 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
10.34	Lease dated as of March 2, 1998 by and between Digene and ARE — Metropoliton Grove I, LLC (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.37 +	Marketing and Distribution Agreement dated May 7, 1999 between Digene and Abbott Laboratories (Incorporated by reference to Exhibit 10.41 of Digene’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 and filed with the SEC on December 21, 1999).
10.38	Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.39 ++	License Agreement dated April 5, 2000 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.40 +++	Co-Promotion Agreement dated January 17, 2001 between Digene and Cytyc Corporation (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.41 +++	Reseller Agreement dated July 22, 1996 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.41(a) +++	First Amendment to Reseller Agreement dated July 24, 1997 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.41(b) +++	Second Amendment to Reseller Agreement dated May 14, 1998 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(b) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.42 ++++	Letter Agreement dated April 29, 2001 between Digene and Roche Molecular Systems, Inc., as amended by an Amendment dated September 7, 2001 (Incorporated by reference to Exhibit 10.42 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).
10.43 ++++	Original Equipment manufacturer Supply Agreement dated January 23, 2001 between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).
10.44 +++++	Amendment No. 2 to Letter Agreement between Digene and Roche Molecular Systems, Inc., dated October 24, 2001 (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly on Form 10-Q for the quarter ended September 30, 2001).
10.45	Amendment No. 1 to Marketing and Distribution Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.46 !	Employment Agreement, dated February 19, 2002, between Digene and Evan Jones (Incorporated by reference to Exhibit 99(e)(6) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.47 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Evan Jones (Incorporated by reference to Exhibit 99(e)(7) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.48 !	Employment Agreement, dated February 19, 2002, between Digene and Charles M. Fleischman (Incorporated by reference to Exhibit 99(e)(8) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.49 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Charles M. Fleischman (Incorporated by reference to Exhibit 99(e)(9) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.50 !	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.51 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.52 !	Employment Agreement, dated February 19, 2002, between Digene and Joseph P. Slattery (Incorporated by reference to Exhibit 99(e)(12) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.53 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Joseph P. Slattery (Incorporated by reference to Exhibit 99(e)(13) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
21 *	Subsidiaries of the Registrant.
23.1 *	Consent of Ernst & Young LLP, Independent Auditors.
99.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Executive Officer.

99.2 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Financial Officer.

*	Filed herewith.

**	Incorporated by reference to the like-numbered exhibits to Digene’s Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 21, 1999. Such provisions have been filed separately with the Commission.

++	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

+++	Confidential treatment has been granted for certain portions thereof by the Commission in a letter dated September 10, 2001. Such provisions have been filed separately with the Commission.

++++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

+++++	Confidential treatment has been granted for certain provisions thereof by the Commission in a letter dated February 1, 2002. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

     (b)      Reports on Form 8-K.

Report	Item(s) No.	Date of Report	Date Filed

Form 8-K	5 and 7	April 11, 2002	April 11, 2002
Form 8-K	5 and 7	April 24, 2002	April 24, 2002
Form 8-K	5 and 7	April 25, 2002	April 25, 2002
Form 8-K	5 and 7	May 9, 2002	May 9, 2002
Form 8-K	5 and 7	May 23, 2002	May 23, 2002
Form 8-K	5 and 7	May 31, 2002	May 31, 2002
Form 8-K	5 and 7	June 6, 2002	June 11, 2002
Form 8-K	5 and 7	June 7, 2002	June 7, 2002
Form 8-K	5 and 7	June 21, 2002	June 21, 2002
Form 8-K	5 and 7	June 25, 2002	June 25, 2002
Form 8-K	5	June 30, 2002	July 1, 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGENE CORPORATION

September 30, 2002	By: /s/ Evan Jones Chairman and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Evan Jones Evan Jones	Chairman and Chief Executive Officer (principal executive officer)	September 30, 2002

/s/ Charles M. Fleischman Charles M. Fleischman	President, Chief Operating Officer, Chief Financial Officer and Director (principal financial officer)	September 30, 2002

/s/ Joseph P. Slattery Joseph P. Slattery	Senior Vice President, Finance and Information Systems (principal accounting officer)	September 30, 2002

/s/ Wayne T. Hockmeyer Wayne T. Hockmeyer	Director	September 30, 2002

/s/ John H. Landon John H. Landon	Director	September 30, 2002

/s/ Joseph M. Migliara Joseph M. Migliara	Director	September 30, 2002

Cynthia L. Sullivan	Director	September__, 2002

/s/ John J. Whitehead John J. Whitehead	Director	September 30, 2002

CERTIFICATIONS

Certification of Principal Executive Officer

I, Evan Jones, Chief Executive Officer of Digene Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Digene Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002	/s/ Evan Jones Evan Jones Chief Executive Officer

Certification of Principal Financial Officer

I, Charles M. Fleischman, Chief Financial Officer of Digene Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Digene Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002	/s/ Charles M. Fleischman Charles M. Fleischman Chief Financial Officer

Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

Classification	Balance at	Additions	Deductions		Balance at
	Beginning of Period				End of Period
Allowance for doubtful accounts:
Year ended June 30, 2000	170	220	(127	)(1)	263
Year ended June 30, 2001	263	128	(110	)(1)	281
Year ended June 30, 2002	281	482	(79)		684
Reserve for inventory obsolescence:
Year ended June 30, 2000	738	517	—		1,255
Year ended June 30, 2001	1,255	910	—		2,165
Year ended June 30, 2002	2,165	—	(957)		1,208

(1)	“Deductions” represent accounts written off during the period less recoveries of accounts previously written off.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 19, 2002, by and among Cytyc Corporation, Cruiser, Inc. and Digene Corporation (as corrected) (Incorporated by reference to Exhibit 2.1 to Digene’s Current Report on Form 8-K/A filed February 21, 2002).
3.1	Amended and Restated Certificate of Incorporation of Digene.**
3.2	Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the SEC on September 28, 1999).
4.1	Specimen Common Stock Certificate.**
4.2	Stock Purchase Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 4.2 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
4.3	Form of Purchase Agreement dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited (Incorporated by reference to Exhibit 4.3 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
4.4	Form of Registration Rights Agreement, dated January 28, 2002, between Digene and Acqua Wellington Private Placement Fund, Ltd. and Acqua Wellington Opportunity I Limited (Incorporated by reference to Exhibit 4.4 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.6	Amended and Restated 1996 Omnibus Plan. (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.14	License Agreement dated September 1, 1995 between Digene and Institut Pasteur.**
10.15	Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur.**
10.16	License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.**
10.18	License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc.**
10.26	Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders.**
10.28	License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd.**
10.30	Amended and Restated Director’s Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.32	Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

Exhibit No.	Description

10.33	Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers (Incorporated by reference to Exhibit 10.37 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
10.34	Lease dated as of March 2, 1998 by and between Digene and ARE — Metropoliton Grove I, LLC (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.37 +	Marketing and Distribution Agreement dated May 7, 1999 between Digene and Abbott Laboratories (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 and filed with the SEC on December 21, 1999).
10.38	Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 10.4 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.39 ++	License Agreement dated April 5, 2000 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.40 +++	Co-Promotion Agreement dated January 17, 2001 between Digene and Cytyc Corporation (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.41 +++	Reseller Agreement dated July 22, 1996 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.41(a) +++	First Amendment to Reseller Agreement dated July 24, 1997 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.41(b) +++	Second Amendment to Reseller Agreement dated May 14, 1998 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(b) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.42 ++++	Letter Agreement dated April 29, 2001 between Digene and Roche Molecular Systems, Inc., as amended by an Amendment dated September 7, 2001 (Incorporated by reference to Exhibit 10.42 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).
10.43 ++++	Original Equipment Manufacturer Supply Agreement dated January 23, 2001 between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).
10.44 +++++	Amendment No. 2 to Letter Agreement between Digene and Roche Molecular Systems, Inc., dated October 24, 2001 (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly on Form 10-Q for the quarter ended September 30, 2001).
10.45	Amendment No. 1 to Marketing and Distribution Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

2

Exhibit No.	Description

10.46 !	Employment Agreement, dated February 19, 2002, between Digene and Evan Jones (Incorporated by reference to Exhibit 99(e)(6) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.47 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Evan Jones (Incorporated by reference to Exhibit 99(e)(7) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.48 !	Employment Agreement, dated February 19, 2002, between Digene and Charles M. Fleischman (Incorporated by reference to Exhibit 99(e)(8) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.49 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Charles M. Fleischman (Incorporated by reference to Exhibit 99(e)(9) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.50 !	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.51 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.52 !	Employment Agreement, dated February 19, 2002, between Digene and Joseph P. Slattery (Incorporated by reference to Exhibit 99(e)(12) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
10.53 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Joseph P. Slattery (Incorporated by reference to Exhibit 99(e)(13) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).
21 *	Subsidiaries of the Registrant.
23.1 *	Consent of Ernst & Young LLP, Independent Auditors.
99.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Executive Officer.
99.2 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Financial Officer.

*	Filed herewith.

**	Incorporated by reference to the like-numbered exhibit to Digene’s Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 21, 1999. Such provisions have been filed separately with the Commission.

3

++	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

+++	Confidential treatment has been granted for certain portions thereof by the Commission in a letter dated September 10, 2001. Such provisions have been filed separately with the Commission.

++++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

+++++	Confidential treatment has been granted for certain provisions thereof by the Commission in a letter dated February 1, 2002. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

4