Form 10-Q
period 2002-09-30
DIGENE CORP
filed 2002-11-14
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No______

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	November 8, 2002

Common Stock, par value $.01 per share	18,115,585

DIGENE CORPORATION

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,715,049	$9,453,125
Short-term investments	26,833,010	30,140,114
Accounts receivable, less allowance of approximately $429,000 and $684,000 at September 30, 2002 and June 30, 2002, respectively	7,570,129	9,001,584
Inventories	5,733,210	5,980,386
Prepaid expenses and other current assets	2,073,939	2,195,264

Total current assets	48,925,337	56,770,473
Property and equipment, net	7,086,630	7,398,637
Deferred costs, net	1,257,480	1,345,763
Intangible assets, net	900,515	900,515
Deposits	812,992	825,941

Total assets	$58,982,954	$67,241,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,276,664	$6,496,406
Accrued expenses	3,631,773	5,628,706
Accrued payroll	2,927,833	2,864,436
Current portion of long-term debt	1,344,635	1,377,856
Current portion of deferred revenues	575,091	575,091

Total current liabilities	11,755,996	16,942,495
Deferred rent	378,184	353,076
Deferred revenue, less current portion	1,472,706	1,616,478
Long-term debt	3,353,291	3,690,496
Deferred liability	—	5,000,000
Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 18,115,585 and 17,972,728 shares issued and outstanding at September 30, 2002 and June 30, 2002, respectively	181,156	179,727
Additional paid-in capital	115,854,582	110,856,010
Deferred stock compensation	(24,103)	(32,137)
Accumulated deficit	(73,988,858)	(71,364,816)

Total stockholders’ equity	42,022,777	39,638,784

Total liabilities and stockholders’ equity	$58,982,954	$67,241,329

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2002	2001

	(Unaudited)
Revenues:
Product sales	$12,396,804	$9,972,559
Distribution contract	—	326,424
Other	219,683	83,257

Total revenues	12,616,487	10,382,240
Costs and expenses:
Cost of product sales	3,175,339	3,021,033
Research and development	2,040,391	2,073,784
Selling and marketing	6,035,793	3,812,264
General and administrative	4,084,986	2,062,601
Amortization of intangible assets	—	37,521

Loss from operations	(2,720,022)	(624,963)
Other income (expense):
Other income (expense)	55,733	(66,274)
Interest income	179,377	206,670
Interest expense	(66,976)	(2,555)

Loss from operations before income taxes	(2,551,888)	(487,122)
Provision for income taxes	72,154	47,883

Net loss	$(2,624,042)	$(535,005)

Basic and diluted net loss per share	$(0.14)	$(0.03)

Weighted average shares outstanding	18,115,585	16,791,577

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,

	2002	2001

	(Unaudited)
Operating activities
Net loss	$(2,624,042)	$(535,005)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	818,543	370,050
Amortization of intangible assets	—	37,521
Compensation expense related to stock options	8,034	8,034
Changes in operating assets and liabilities:
Accounts receivable	1,431,455	519,958
Inventories	247,176	(58,351)
Prepaid expenses and other current assets	121,325	355,532
Deposits	12,949	(22,801)
Accounts payable	(3,219,742)	(371,932)
Accrued expenses	(1,996,933)	574,896
Accrued payroll	63,397	415,433
Deferred revenues	(143,772)	279,000
Deferred rent	25,108	34,174

Net cash (used in) provided by operating activities	(5,256,502)	1,606,509
Investing activities
Purchases of short-term investments	(1,022,450)	(4,590,546)
Maturities of short-term investments	4,329,554	4,644,993
Capital expenditures	(418,253)	(324,796)

Net cash provided by (used in) investing activities	2,888,851	(270,349)
Financing activities
Exercise of common stock options	—	755,610
Principal repayments of long-term debt	(370,425)	—

Net cash (used in) provided by financing activities	(370,425)	755,610

Net (decrease) increase in cash and cash equivalents	(2,738,076)	2,091,770
Cash and cash equivalents at beginning of period	9,453,125	20,626,252

Cash and cash equivalents at end of period	$6,715,049	$22,718,022

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The consolidated financial statements of Digene Corporation (“Digene”) for the three-month periods ended September 30, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.     Inventories

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates average cost.

Inventories consist of the following:

	September 30,	June 30,
	2002	2002

	(Unaudited)
Finished goods	$2,592,463	$2,388,153
Work in process	3,212,873	3,460,359
Raw materials	1,250,113	1,339,470

	7,055,449	7,187,982
Obsolescence reserve	(1,322,239)	(1,207,596)

	$5,733,210	$5,980,386

3.     Distribution Agreement

On April 29, 2001, Digene entered into a letter agreement with Roche Molecular Systems (the “Roche Distribution Contract”), which established Roche Molecular Systems (“Roche”) as the co-exclusive distributor of our human papillomavirus (“HPV”) products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002. In June 2002, Digene adopted as its sole strategy for the distribution of its products in Europe, Africa and the Middle East, a combination of direct distribution through its European infrastructure and the use of local distributors and agents. On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. Under the Roche Distribution Contract, Digene has the option, exercisable within 30 days after December 31, 2002, to buy back from Roche equipment purchased from Digene by Roche and in use for HPV testing in customers’ laboratories on June 30, 2002. If Digene repurchases the equipment, the non-exclusive wind-down period will expire on December 31, 2002. If Digene does not repurchase the equipment, the non-exclusive wind-down period will extend to December 31, 2004. In June 2002, as part of its strategic decision, Digene decided that it would exercise the option to repurchase the equipment. The Roche Distribution Contract sets the repurchase price for the equipment as the net selling price less any amounts Roche has recorded as depreciation on a straight-line basis over a four-year period. In recognition of the possible repurchase of the equipment, commencing in the fourth quarter of 2002, Digene deferred recognition of revenue from equipment sold to Roche. Equipment sold during this time period had a sales price of $2.3 million and a cost of $1.4 million, which amounts have been recorded as deferred revenue and deferred costs, respectively. The deferred revenue and deferred costs are being amortized over a four-year period to other revenue (as equipment rental) and selling and marketing expenses, respectively. For the period ended September 30, 2002, Digene recorded other revenue and selling and marketing expenses of $144,000 and $88,000, respectively related to the amortization of these balances.

Under the terms of the Roche Distribution Contract, Roche made a non-refundable payment of $5.0 million to Digene, which was converted into 142,857 shares of Digene common stock at a conversion price of $35 on July 1, 2002.

4.     Intangible Assets

In July 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing with the fourth quarter of fiscal 2003.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a “reporting unit” (i.e., the level of the consolidated business at which goodwill impairment is measured) exceeds its estimated fair value. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using discounted and undiscounted future cash flows as a basis to determine if goodwill is recoverable. There was no impact on the carrying value of the Company’s intangible assets upon adoption of SFAS 142. The Company does not have any intangible assets, other than goodwill, which had a net book value of $903,321 at September 30, 2002.

The historical results of operations for the three months ended September 30, 2001 do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on July 1, 2001, the historical net loss would have been changed to the adjusted amounts indicated below (in thousands):

	Three Months Ended September 30, 2001

		Basic and diluted net
	Net loss	loss per share

As reported — historical basis	$(535,005)	$(0.03)
Add: Goodwill amortization	37,521	0.00

Adjusted	$(497,484)	$(0.03)

5.     Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2002. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; uncertainty of future profitability and cash generation from operations; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty regarding patents and proprietary rights in connection with our products and products in development; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; risk that other companies may develop and market HPV tests competitive with our own; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; our ability to scale up our manufacturing to the extent product sales increase; uncertainty of clinical trial results for our products in development; our ability to obtain requisite additional financing to fund our operations beyond calendar year 2003; and other factors as set forth under the caption “Additional Considerations” in our Annual Report on Form 10-K for the year ended June 30, 2002.

Overview

Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems using our patented Hybrid Capture® technology for the screening, monitoring and diagnosis of human diseases. Since our inception, we have incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products, the expansion of our manufacturing facilities and our global sales and marketing activities.

Our revenues to a significant extent have been derived from the sales of our HPV Tests, which, for fiscal year 2002, accounted for 74% of total revenues and, for the three months ended September 30, 2002, accounted for 78% of total revenues. We expect that the growing acceptance of our HPV Tests in both the United States and abroad will continue to drive the growth in revenues from our HPV Tests and testing services in the future.

In fiscal 2002, our gross margins improved substantially over the prior fiscal year. In the coming fiscal year, we believe that we will be able to sustain gross margins consistent with, or better than,

fiscal 2002 as we continue to scale up our manufacturing operations and realize expanded margins as a result of our direct distribution efforts in Europe.

We believe that increasing our investment in sales and marketing and in research and development is essential to allow us to capitalize more fully on the potential of our HPV Test and our core technology. We expect to invest heavily in our direct European distribution operation during fiscal 2003 and beyond while also expanding our direct sales organization in the United States. We also expect to moderately increase our expenditures in the development of our next-generation Hybrid Capture platforms and clinical trial activities for human papillomavirus screening in the coming fiscal year as compared to fiscal 2002.

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

Results of Operations

Product sales increased to approximately $12,397,000 for the three-month period ended September 30, 2002 from approximately $9,973,000 for the corresponding period in 2001. The increase was due primarily to a 42% growth in sales of our HPV Tests and testing services over such sales in the corresponding period in 2001, partially offset by decreases in sales of equipment and non-core products. The majority of the growth in HPV products sales was in the United States (67% over such sales in the corresponding period in 2001), which was partially offset by a decrease in product sales in Europe, Africa and the Middle East.

During the first quarter of fiscal 2002, we recognized revenue of approximately $326,000 related to minimum purchase guarantees under the Roche Distribution Contract. Under the Roche Distribution Contract, Roche has no further minimum purchase obligations after June 30, 2002, which may adversely affect our product revenues unless this can be offset by increased product sales. Please see “Liquidity and Capital Resources” below for a description of the Roche Distribution Contract.

Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased to approximately $220,000 for the three-month period ended September 30, 2002 from approximately $83,000 for the corresponding period in 2001. The increase was due primarily to the partial recognition of equipment sales in Europe, which were initially deferred in the fourth quarter of fiscal 2002, and research and development revenue under an existing contract.

Cost of product sales increased to approximately $3,175,000 for the three-month period ended September 30, 2002 from approximately $3,021,000 for the corresponding period in 2001. Gross margin on product sales increased to 74% for the three-month period ended September 30, 2002 from 71% for the corresponding period in 2001. The increase in gross margin percentage was due primarily to increased sales of our test products, particularly HPV Tests, principally in the United States where we sell such products directly. In addition, European margins increased due to substantially lower sales of equipment, which have lower margins than our test products, and pricing increases as a result of our change primarily to a direct sales approach in the region. The increase in gross margin on product sales was partially offset by a charge of approximately $375,000 for damaged products taken as a result of a refrigeration equipment failure, which represents the loss in excess of the insured amount.

Research and development expenses decreased slightly to approximately $2,040,000 for the three-month period ended September 30, 2002 from approximately $2,074,000 for the corresponding period in 2001. Our research and development activities focus on our platform technology, including different or modified uses of such technology, and improvements to our diagnostic test and equipment products. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

During the three-month period ended September 30, 2002, we focused our research and development activities principally on: the development of our Rapid Capture System for automated processing of our Hybrid Capture tests, related to HPV and chlamydia and gonorrhea (“CT/GC”); activities related to the completion of the Pre-Market Approval (“PMA”) Supplement Amendment that we submitted to the U.S. Food and Drug Administration (“FDA”) in September 2002 to obtain pre-market approval for the use of our Hybrid Capture 2 HPV Test as a primary cervical cancer screening test, to be performed in conjunction with the Pap smear for women ages 30 and older; the development of our universal collection medium (“UCM”) that is expected to allow the simultaneous testing for HPV, CT/GC and of other genetic and cellular material from a single patient sample; clinical trials related to CT/GC testing for ThinPrep specimens; the research and development of our next generation of Hybrid Capture technology, initially for the detection of HPV and herpes simplex virus; and the evaluation of certain molecular markers to complement our HPV Tests in cervical screening applications.

As indicated above, as part of our research and development activities, we submitted a PMA Supplement Amendment to the FDA in September 2002 to obtain market approval for the use of our Hybrid Capture 2 HPV Test as a primary cervical cancer screening test, to be performed in conjunction with the Pap smear, for women ages 30 and older. We have provided additional information to the FDA as requested through letters and at meetings with FDA.

Selling and marketing expenses increased to approximately $6,036,000 for the three-month period ended September 30, 2002 from approximately $3,812,000 for the corresponding period in 2001. The increase was due primarily to personnel costs, which increased 78% for the three-month period, various marketing programs and associated professional expenses, which increased 40% for the three-month period, and royalty costs, which increased 32% for the three-month period as a result of increased product revenues. In addition, depreciation expense increased 175% for the three-month period due to the repurchase of equipment placed with customers by Abbott Laboratories (“Abbott”) upon expiration of the non-exclusive wind-down period of our distribution agreement with Abbott (the “Abbott Agreement”), as described below. Geographically, the majority of the increase in our selling and marketing expenses was incurred in Europe, which increased approximately $1,126,000 (115%) over the corresponding period in 2001 and in the United States, which increased approximately $1,286,000 (58%) over the corresponding period in 2001. We expect our selling and marketing expenses to continue to increase during fiscal 2003 as we establish direct sales and marketing operations in Europe due to the expiration, on April 30, 2002, of Abbott’s non-exclusive distribution wind-down period under the Abbott Agreement for our HPV and CT/GC products in Europe, Africa and the Middle East and the expiration of the Roche Distribution Contract on June 30, 2002, and as we expand our direct sales organization in the United States to increase HPV product sales and commercialize our CT/GC products.

General and administrative expenses increased to approximately $4,085,000 for the three-month period ended September 30, 2002 from approximately $2,063,000 for the corresponding period in 2001. The increase was due primarily to a $1,649,000 (369%) increase in professional fees, principally attributable to a $1,355,000 increase in legal fees associated with various litigation matters; insurance expense, which increased $112,000 (97%) for the three-month period, principally related to directors’ and officers’ insurance coverage; and personnel costs, which increased by $366,000 (27%). Geographically, the majority of the increase in general and administrative expenses was incurred in the United States, which increased approximately $1,628,000 (84%), due primarily to the aforementioned litigation expenditures, over the corresponding period in 2001 and Europe, which increased approximately $391,000 (757%) over the corresponding period in 2001.

Interest income decreased to approximately $179,000 for the three-month period ended September 30, 2002 from approximately $207,000 for the corresponding period in 2001. The decrease was primarily due to lower interest rates in the first three months of fiscal year 2003 compared to the corresponding period in fiscal year 2002, partially offset by an increase in average cash balances in the fiscal 2003 period.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $73,989,000 at September 30, 2002. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At September 30, 2002, we had cash, cash equivalents and short-term investments aggregating approximately $33.5 million. We had negative cash flows from operations of approximately $5,254,000 for the three months ending September 30, 2002 as compared to positive cash flows from operations of approximately $1,607,000 for the three months ending September 30, 2001. The negative cash flow for the three months ending September 30, 2002 is primarily the result of our scheduled payment under the Co-Promotion Agreement with Cytyc Corporation (“Cytyc”) and non-recurring payments to professionals related to our terminated merger transaction with Cytyc, all of which were accrued during fiscal 2002. The positive cash flow for the three months ending September 30, 2001 is partially a result of advance minimum sales payments from Roche under the Roche Distribution Contract.

Capital expenditures increased to approximately $418,000 for the three months ended September 30, 2002 from approximately $325,000 for the corresponding period in 2001.

On April 29, 2001, we entered into a letter agreement with Roche Molecular Systems (the “Roche Distribution Contract”), which established Roche Molecular Systems (“Roche”) as the co-exclusive distributor of our HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002. In June 2002, we adopted as our sole strategy for the distribution of our products in Europe, Africa and the Middle East, a combination of direct distribution through our European infrastructure and the use of local distributors and agents. On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. Under the Roche Distribution Contract, we have the option, exercisable within 30 days after December 31, 2002, to buy back from Roche equipment purchased from us by Roche and in use for HPV testing in customers’ laboratories on June 30, 2002. If we repurchase the equipment, the non-exclusive wind-down period will expire on December 31, 2002. If we do not repurchase the equipment, the non-exclusive wind-down period will extend to December 31, 2004. In June 2002, as part of our strategic decision, we decided that we would exercise the option to repurchase the equipment. The Roche Distribution Contract sets the repurchase price for the equipment as the net selling price less any amounts recorded as depreciation on a straight-line basis over a four-year period. In recognition of the possible repurchase of the equipment, commencing in the fourth quarter of 2002, we deferred recognition of revenue from equipment sold to Roche. Equipment sold during this time period had a sales price of $2.3 million and a cost of $1.4 million, which amounts have been recorded as deferred revenue and deferred costs, respectively. The deferred revenue and deferred costs are being amortized over a four-year period to other revenue (as equipment rental) and selling and marketing expenses, respectively. For the period ended September 30, 2002, we recorded other revenue and selling and marketing expenses of $144,000 and $88,000, respectively, related to the amortization of these balances.

Under the Roche Distribution Contract, Roche made a non-refundable payment of $5.0 million to Digene, which was recorded as a deferred liability on the Consolidated Balance Sheet as of June 30, 2002. On July 1, 2002, consistent with the provisions of the Roche Distribution Contract, this payment was converted into 142,857 shares of Digene common stock at a conversion price of $35 per share.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to investment necessary to support our European direct distribution operations, including the buy back from Roche of equipment in Europe, as well as increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2003. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

We have summarized below our material contractual obligations as of September 30, 2002 (in thousands):

		Less Than One	One to Three	Four to Five	After Five
		Year (Fiscal	Years (Fiscal	Years (Fiscal	Years (After
Contractual Obligations	Total	2003)	2004-2006)	2007-2008)	Fiscal 2008)

Long-term debt	$3,353	$1,430	$1,691	$232	$—
Operating leases	20,768	2,833	8,023	5,500	4,412
Total contractual cash obligations	$24,121	$4,263	$9,714	$5,732	$4,412

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our foreign currency exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three-month periods ended September 30, 2002 and 2001, respectively, however, we will continue to assess the impact, if any, as we continue to implement the distribution of our products in Europe through our direct infrastructure. Interest rate exposure is primarily limited to the approximately $33,500,000 of cash, cash equivalents and short-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term, less than twelve months, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

Item 4. Controls and Procedures

As of November 4, 2002, the principal executive officer and principal financial officer evaluated Digene’s controls and procedures related to its reporting and disclosure obligations, as well as its internal controls. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to Digene, including its consolidated subsidiaries, is made known to these officers by other employees of Digene and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”).

There have been no significant changes in Digene’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

PART II. Other Information

Item 1. Legal Proceedings

On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002 Digene filed a motion to amend its complaint to add another third party as a co-defendant, as well as additional claims against Ventana. The matter is currently being briefed, after which Digene’s motion will be considered by the Court.

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

Item 2. Changes in Securities and Use of Proceeds

Under the Roche Distribution Contract, Roche made a non-refundable payment of $5.0 million to Digene, which was recorded as a deferred liability on the Consolidated Balance Sheet as of June 30, 2002. On July 1, 2002, consistent with the provisions of the Roche Distribution Contract, this payment was converted into 142,857 shares of Digene common stock at a conversion price of $35 per share. The shares of common stock were issued in a private placement transaction in reliance upon the exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) set forth in Section 4(2) of the Securities Act and Rule 506 promulgated by the SEC under the Securities Act. On October 15, 2002, we filed a Registration Statement on Form S-3 to register the shares for resale by Roche, which Registration Statement was declared effective by the SEC on October 24, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

The following is a summary of the final voting results from the October 24, 2002 annual meeting of stockholders of Digene. The number of shares present in person or by proxy at the annual meeting were 16,483,737, or 91% of the outstanding shares of common stock.

     1.     Election of Directors.

     Three of Digene’s seven directors had terms that expired, two of whom stood for re-election at the annual meeting for three year terms expiring in 2005. These two directors, who are listed below, received the most votes cast for the election of directors.

Name	For	Withheld Authority

Evan Jones	15,848,444	635,293
Cynthia L. Sullivan	16,054,674	429,063

     The following directors’ terms continued after the meeting: Charles M. Fleischman, John H. Landon, Joseph M. Migliara and John J. Whitehead.

     2.     Approval of an Amendment to the Amended and Restated 1999 Incentive Plan.

     Digene proposed an amendment to its Amended and Restated 1999 Incentive Plan to increase the number of shares of common stock issuable under the Plan from 3,000,000 to 4,000,000 shares. The proposal received the affirmative vote of a majority of the votes present and entitled to be cast on the matter.

For:	8,580,428
Against:	2,327,558
Abstain:	27,534
Broker Non-Votes:	5,548,217

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).
4.2	Stock Purchase Agreement between Digene and Roche Molecular Systems, Inc. dated April 29, 2001 (Incorporated by reference to Exhibit 4.4 to Digene’s Registration Statement on Form S-3 (File No. 333-100555)).

10.1	Digene’s Amended and Restated 1999 Incentive Plan, as amended.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Executive Officer.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Financial Officer.

(b)     Reports on Form 8-K:

Digene filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

Report	Item(s) No.	Date of Report	Date Filed

Form 8-K	5	June 30, 2002	July 1, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date: November 14, 2002	By: /s/ Charles M. Fleischman Charles M. Fleischman President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002	By: /s/ Joseph P. Slattery Joseph P. Slattery Senior Vice President, Finance and Information Systems (Principal Accounting Officer)

CERTIFICATIONS

               I, Evan Jones, Chief Executive Officer, certify that:

               1.     I have reviewed this quarterly report on Form 10-Q of Digene Corporation;

               2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: November 14, 2002

/s/ Evan Jones Evan Jones Chief Executive Officer

               I, Charles M. Fleischman, Chief Financial Officer, certify that:

               1.     I have reviewed this quarterly report on Form 10-Q of Digene Corporation;

               2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: November 14, 2002

/s/ Charles M. Fleischman Charles M. Fleischman Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).
4.2	Stock Purchase Agreement between Digene and Roche Molecular Systems, Inc., dated April 29, 2001 (Incorporated by reference to Exhibit 4.4 to Digene’s Registration Statement on Form S-3 (File No. 333-100555)).

10.1	Digene’s Amended and Restated 1999 Incentive Plan, as amended.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Executive Officer.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Financial Officer.