Form 10-Q
period 2002-12-31
DIGENE CORP
filed 2003-02-07
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 3, 2003

Common Stock, par value $.01 per share	18,117,385

\

DIGENE CORPORATION

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,944,798	$9,453,125
Short-term investments	24,047,209	30,140,114
Accounts receivable, less allowance of approximately $408,856 and $684,000 at December 31, 2002 and June 30, 2002, respectively	7,820,300	9,001,584
Inventories	5,753,661	5,980,386
Prepaid expenses and other current assets	2,428,848	2,195,264

Total current assets	47,994,816	56,770,473
Property and equipment, net	7,203,013	7,398,637
Deferred costs, net	1,169,197	1,345,763
Intangible assets, net	900,515	900,515
Deposits	827,488	825,941

Total assets	$58,095,029	$67,241,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,996,047	$6,496,406
Accrued expenses	3,080,266	5,628,706
Accrued payroll	2,689,679	2,864,436
Current portion of long-term debt	1,457,642	1,377,856
Current portion of deferred revenues	575,091	575,091

Total current liabilities	12,798,725	16,942,495
Deferred rent	403,291	353,076
Deferred revenue, less current portion	1,328,933	1,616,478
Long-term debt	2,873,235	3,690,496
Deferred liability	—	5,000,000
Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 18,115,585 and 17,972,728 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	181,156	179,727
Additional paid-in capital	115,854,582	110,856,010
Deferred stock compensation	(16,069)	(32,137)
Accumulated deficit	(75,328,824)	(71,364,816)

Total stockholders’ equity	40,690,845	39,638,784

Total liabilities and stockholders’ equity	$58,095,029	$67,241,329

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenues:
Product sales	$14,207,489	$11,115,574	$26,604,293	$21,088,133
Distribution contract	—	276,318	—	602,742
Other	242,079	191,718	461,762	274,975

Total revenues	14,449,568	11,583,610	27,066,055	21,965,850
Costs and expenses:
Cost of product sales	3,012,051	2,944,555	6,187,390	5,965,588
Research and development	2,125,890	2,342,252	4,166,281	4,416,036
Selling and marketing	6,683,861	4,626,950	12,719,654	8,439,212
General and administrative	4,180,461	2,826,276	8,265,447	4,887,072
Amortization of intangible assets	—	37,521	—	75,042

Loss from operations	(1,552,695)	(1,193,944)	(4,272,717)	(1,817,100)
Other income (expense):
Other income	55,245	78,878	110,978	12,604
Interest income	163,058	185,232	342,435	391,902
Interest expense	(62,616)	(2,530)	(129,592)	(5,085)

Loss from operations before income taxes	(1,397,008)	(932,364)	(3,948,896)	(1,417,679)
Provision for (benefit from) income taxes	(57,042)	141,620	15,112	191,310

Net loss	$(1,339,966)	$(1,073,984)	$(3,964,008)	$(1,608,989)

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.22)	$(0.10)

Weighted average shares outstanding	18,115,585	17,021,779	18,115,585	16,906,678

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,

	2002	2001

	(Unaudited)
Operating activities
Net loss	$(3,964,008)	$(1,608,989)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	1,480,609	812,853
Amortization of intangible assets	—	75,043
Compensation expense related to stock options	16,069	16,068
Changes in operating assets and liabilities:
Accounts receivable	1,181,284	(1,571,809)
Inventories	226,725	159,960
Prepaid expenses and other current assets	(233,584)	219,617
Deferred costs	176,566	—
Deposits	(1,547)	(28,794)
Accounts payable	(1,500,359)	1,987,489
Accrued expenses	(2,548,440)	2,547,741
Accrued payroll	(174,757)	(320,023)
Deferred revenues	(287,545)	817,000
Deferred rent	50,215	69,278

Net cash (used in) provided by operating activities	(5,578,772)	3,175,434
Investing activities
Purchases of short-term investments	(1,022,450)	(8,880,174)
Maturities of short-term investments	7,115,355	7,269,233
Capital expenditures	(1,284,985)	(1,205,527)

Net cash provided by (used in) investing activities	4,807,920	(2,816,468)
Financing activities
Exercise of common stock options	—	4,177,401
Principal repayments of long-term debt	(737,475)	—

Net cash (used in) provided by financing activities	(737,475)	4,177,401

Net (decrease) increase in cash and cash equivalents	(1,508,327)	4,536,367
Cash and cash equivalents at beginning of period	9,453,125	20,626,252

Cash and cash equivalents at end of period	$7,944,798	$25,162,619

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Digene Corporation (“Digene”) for the three- and six-month periods ended December 31, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.     Inventories

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates average cost.

Inventories consist of the following:

	December 31,	June 30,
	2002	2002

	(Unaudited)
Finished goods	$3,844,037	$2,388,153
Work in process	2,852,733	3,460,359
Raw materials	975,648	1,339,470

	7,672,418	7,187,982
Reserves	(1,918,757)	(1,207,596)

	$5,753,661	$5,980,386

3.     Distribution Agreement

On April 29, 2001, Digene entered into a letter agreement with Roche Molecular Systems (the “Roche Distribution Contract”), which established Roche Molecular Systems (“Roche”) as the co-exclusive distributor of Digene’s human papillomavirus (“HPV”) products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002. In June 2002, Digene adopted as its sole strategy for the distribution of its HPV products in Europe, Africa and the Middle East, a combination of direct distribution through its European infrastructure and the use of local distributors and agents. On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. On December 20, 2002, Roche and Digene amended the Roche Distribution Contract to terminate the wind-down period on December 31, 2002 and to establish the procedures for Digene’s repurchase from Roche of HPV-related testing equipment purchased from Digene by Roche under the Roche Distribution Contract. The repurchase price for the equipment in use for HPV testing in customers’ laboratories is the equipments’ December 31, 2002 depreciated value, which is the net selling price less any amounts Roche recorded as depreciation based on a straight-line basis over a four-year period. The repurchase price for the equipment in inventory is a discount from the transfer price paid by Roche under the Roche Distribution Contract. The parties consummated the HPV equipment repurchase on January 6, 2003, subject to a reconciliation review scheduled to be completed in March 2003.

Commencing in the fourth quarter of fiscal 2002, Digene deferred recognition of revenue from HPV equipment sold to Roche under the Roche Distribution Contract. Equipment sold to Roche during the fourth quarter of fiscal 2002 had a sales price of $2.3 million and a cost of $1.4 million, which amounts were recorded as deferred revenue and deferred costs, respectively, during that quarter. The deferred revenue and deferred costs were being amortized over a four-year period beginning in April 2002 to other revenue (as equipment rental) and selling and marketing expenses, respectively. For the three-month period ended December 31, 2002, Digene recorded other revenue and selling and marketing expenses of $144,000 and $88,000, respectively related to the amortization of these balances. Based upon the aforementioned repurchase of equipment from Roche in January 2003, the remaining deferred revenue and deferred costs will be written off in the third quarter of fiscal 2003 against the cost of the acquired equipment.

4.     Intangible Assets

In July 2002, Digene adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and annually thereafter. Digene will perform its annual impairment review during the fourth quarter of each year, commencing with the fourth quarter of fiscal 2003.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a “reporting unit” (i.e., the level of the consolidated business at which goodwill impairment is measured) exceeds its estimated fair value. This methodology differs from Digene’s previous policy, as permitted under accounting standards existing at that time, of using discounted and undiscounted future cash flows as a basis to determine if goodwill is recoverable. There was no impact on the carrying value of Digene’s intangible assets upon adoption of SFAS 142. Digene does not have any intangible assets, other than goodwill, which had a net book value of $900,515 at December 31, 2002.

The historical results of operations for the three- and six- months ended December 31, 2001 do not reflect the provisions of SFAS 142. Had Digene adopted SFAS 142 on July 1, 2001, the historical net loss would have been changed to the adjusted amounts indicated below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2001		December 31, 2001

		Basic and diluted		Basic and diluted
	Net Loss	net loss per share	Net Loss	net loss per share

As reported — historical basis	$(1,073,984)	$(0.06)	$(1,608,989)	$(0.10)
Add: Goodwill amortization	37,521	0.00	75,042	0.01

Adjusted	$(1,036,463)	$(0.06)	$(1,533,947)	$(0.09)

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

Our revenues to a significant extent have been derived from the sales of our HPV Tests, which, for fiscal year 2002, accounted for 74% of total revenues and, for the six months ended December 31, 2002, accounted for 79% of total revenues. We expect that the growing acceptance of our HPV Tests in both the United States and abroad will continue to drive the growth in revenues from our HPV Tests and testing services in the future.

In fiscal 2002, our gross margins improved substantially over the prior fiscal year. In the current fiscal year, we believe that we will be able to sustain gross margins consistent with, or better than, fiscal 2002 as we continue to scale up our manufacturing operations and realize expanded margins as a result of our direct distribution efforts in Europe.

We believe that increasing our investment in sales and marketing and refocusing our investment in research and development is essential to allow us to capitalize more fully on the potential of our HPV Tests and our core technology. We expect to continue to invest heavily in our direct European distribution operation during fiscal 2003 and beyond while also expanding our direct sales organization in the United States. We also expect to moderately increase our expenditures in the development of our next-generation Hybrid Capture platforms and clinical trial activities for human papillomavirus screening in fiscal 2003 as compared to fiscal 2002.

Our sales and marketing expenditures have been and will continue to be focused on accelerating the adoption of human papillomavirus testing worldwide. We intend to capitalize on the growing acceptance of our HPV Tests in the United States and internationally by physicians, laboratories and health insurance providers by materially increasing expenditures on sales and marketing over the next several quarters. The increase in such expenditures will be primarily directed at expanded direct sales and marketing efforts in Europe and the United States.

We expect our general and administrative expenses will increase to provide adequate infrastructure to support greater sales and marketing activities and more focused research and development activities, to pay the anticipated expenses associated with our ongoing litigation matters and to support the overall growth of our business.

As a result of these anticipated increases in expenditures, we expect our operating losses to continue through fiscal 2003 with a turn to profitability near the end of fiscal 2003. There can be no assurance that we will meet this goal.

Results of Operations

Product sales increased 28% to approximately $14,207,000 for the three-month period ended December 31, 2002 from approximately $11,116,000 for the corresponding period in 2001. The increase was due primarily to a 34% growth in sales of our HPV Tests and testing services over such sales in the corresponding period in 2001, partially offset by decreases in sales of equipment and non-core products. The majority of the growth in HPV products sales was in the United States (79% over such sales in the corresponding period in 2001), which was partially offset primarily by a decrease in equipment sales to distributors in Europe, Africa and the Middle East as we transitioned to our direct-European distribution.

Product sales increased 26% to approximately $26,604,000 for the six-month period ended December 31, 2002 from approximately $21,088,000 for the corresponding period in 2001. The increase was due primarily to a 37% growth in sales of our HPV Tests and testing services over such sales in the corresponding period in 2001, partially offset by decreases in sales of equipment and non-core products. The majority of the growth in HPV products sales was derived from the United States (73% over such sales in the corresponding period in 2001), which was partially offset by a decrease in equipment sales to distributors in Europe, Africa and the Middle East.

During the first six months of fiscal 2002 we recognized revenue of approximately $603,000 related to minimum purchase guarantees under the Roche Distribution Contract. Under the Roche Distribution Contract, Roche has no further minimum purchase obligations after June 30, 2002, which may adversely affect our product revenues unless this can be offset by increased product sales from other sources. Please see “Liquidity and Capital Resources” below for a description of the Roche Distribution Contract.

Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased to approximately $242,000 for the three-month period ended December 31, 2002 from approximately $192,000 for the corresponding period in 2001. Other revenues increased to approximately $462,000 for the six-month period ended December 31, 2002 from approximately $275,000 for the corresponding period in 2001. The increase for both periods was due primarily to the partial recognition of equipment sales to Roche in Europe, which were initially deferred in the fourth quarter of fiscal 2002.

Cost of product sales increased 2% to approximately $3,012,000 for the three-month period ended December 31, 2002 from approximately $2,945,000 for the corresponding period in 2001 and increased almost 4% to approximately $6,187,000 for the six-month period ended December 31, 2002 from approximately $5,966,000 for the corresponding period in 2001. Gross margin on product sales increased to 79% for the three-month period ended December 31, 2002 from 74% for the corresponding period in 2001 and increased to 77% for the six-month period ended December 31, 2002 from 72% for the corresponding period in 2001. The increase in gross margin percentage was due primarily to increased sales of our test products, particularly HPV Tests, principally in the United States where we sell such products directly. In addition, European margins increased due to substantially lower sales of equipment, which have lower margins than our test products, and pricing increases as a result of our change primarily to a direct sales approach in the region. During fiscal 2003, we have increased our reserves for spoilage and damaged products in the amount of $375,000 in the first quarter and $317,000 in the second quarter.

Research and development expenses decreased 9% to approximately $2,126,000 for the three-month period ended December 31, 2002 from approximately $2,342,000 for the corresponding period in 2001 and decreased 6% to approximately $4,166,000 for the six-month period ended December 31, 2002 from approximately $4,416,000 for the corresponding period in 2001. The decrease for the three-month period was due primarily to a 43% decrease in costs of laboratory supplies and an 11% decrease in personnel costs, partially offset by a 79% increase in outside professional services. The decrease for the six-month period was due primarily to a 39% decrease in costs of laboratory supplies and a 5% decrease in personnel costs, partially offset by a 40% increase in outside professional services. Our research and development activities focus on our platform technology, including different or modified uses of such technology, and improvements to our diagnostic test and equipment products. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

During the six-month period ended December 31, 2002, we focused our research and development activities on support and improvement of existing product lines and the development of several new products. Work was completed on a procedural modification to our Hybrid Capture 2 assay designed to improve test accuracy, which is currently being validated in a clinical study. We also completed the development of an improved quality control tool to be used by our laboratory customers in the quality control monitoring of luminometers used to measure results from Hybrid Capture 2 testing. Work is continuing on the development of our Rapid Capture System for automated processing of Hybrid Capture HPV Tests; the development of methods to improve specimen processing procedures and throughput, including procedures for the improved processing of PreservCyt® (Cytyc Corporation) specimens for high throughput HPV, chlamydia (“CT”), and gonorrhea (“GC”) testing; improved equipment for faster specimen processing; and the development of our Universal Collection Medium (“UCM™”) that is expected to allow simultaneous testing for HPV, CT/GC and of other genetic and cellular material from a single patient sample. Clinical trials are underway to validate the use of CT/GC testing from Cytyc’s ThinPrep® specimens, the HPV Rapid Capture System, and the HPV ThinPrep application using cervical specimens collected with a brush spatula device. Development is continuing on our next generation of Hybrid Capture technology, initially for the improved detection of HPV and herpes simplex virus (“HSV”) and the evaluation of certain molecular markers to complement our HPV Tests in cervical screening applications. We are continuing several basic research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases.

As part of our research and development activities, we submitted a PMA Supplement Amendment to the U.S. Food and Drug Administration (“FDA”) in September 2002 to obtain market approval for the use of our Hybrid Capture 2 HPV Test in conjunction with the Pap test in cervical cancer screening for women aged 30 and older. We have provided additional information to the FDA as requested through letters and at meetings with FDA.

Selling and marketing expenses increased 44% to approximately $6,684,000 for the three-month period ended December 31, 2002 from approximately $4,627,000 for the corresponding period in 2001 and increased 51% to approximately $12,720,000 for the six-month period ended December 31, 2002 from approximately $8,439,000 for the corresponding period in 2001. The increase for the three-month period was due primarily to personnel costs, which increased approximately $730,000 (51%), professional expenses, which increased approximately $370,000 (210%), and agency fees, which increased approximately $331,000 (85%). In addition, depreciation expense increased approximately $393,000 (170%) for the three-month period due primarily to the May 2002 repurchase of equipment placed with customers by Abbott Laboratories (“Abbott”) upon expiration of the non-exclusive wind-down period of our distribution agreement with Abbott (the “Abbott Agreement”). The increase for the six-month period ended December 31, 2002 was due primarily to personnel costs, which increased approximately $1,549,000 (60%), professional expenses, which increased approximately $410,000 (103%), agency fees, which increased approximately $442,000 (52%), and depreciation expense, which increased approximately $810,000 (193%) due primarily to the repurchase of equipment from Abbott. Geographically, the majority of the increase in our selling and marketing expenses for the six-month period, excluding royalties, was incurred in Europe, which increased approximately $2,202,000 (108%) over the corresponding period in 2001 as we established subsidiaries, hired employees and continued to develop a distribution infrastructure, and in the United States, which increased approximately $1,875,000 (40%) over the corresponding period in 2001. We expect our selling and marketing expenses to continue to increase during fiscal 2003 as we establish direct sales and marketing operations in Europe due to the expiration, on April 30, 2002, of Abbott’s non-exclusive distribution wind-down period under the Abbott Agreement for our HPV and CT/GC products in Europe, Africa and the Middle East and the expiration of the Roche Distribution Contract on June 30, 2002, and as we expand our direct sales organization in the United States to increase HPV product sales and commercialize our CT/GC products. We also expect that compliance with the European Union CE marking regulations will be capital-intensive in 2003.

General and administrative expenses increased 48% to approximately $4,180,000 for the three-month period ended December 31, 2002 from approximately $2,826,000 for the corresponding period in 2001 and increased 69% to approximately $8,265,000 for the six-month period ended December 31, 2002 from approximately $4,887,000 for the corresponding period in 2001. The increase was due primarily to professional fees, which increased approximately $929,000 (121%) and approximately $2,713,000 (219%) for the three- and six-month periods, respectively, principally attributable to a $2,278,000 increase in legal fees for the six-month period primarily associated with various litigation matters, and insurance expense, which increased approximately $201,000 (84%) for the six-month period, principally related to directors’ and officers’ insurance coverage. The increase in general and administrative expenses was also attributable to an increase in personnel costs, which increased approximately $359,000 (26%) and approximately $635,000 (26%) for the three- and six-month periods, respectively. Geographically, the majority of the increase in general and administrative expenses for the six-month period was incurred in the United States, which increased approximately $2,281,000 (49%), due primarily to the aforementioned litigation expenditures, over the corresponding period in 2001, and Europe, which increased approximately $1,020,000 (590%) over the corresponding period in 2001 due to our change to direct distribution.

Interest income decreased to approximately $163,000 for the three-month period ended December 31, 2002 from approximately $185,000 for the corresponding period in 2001 and decreased to approximately $342,000 for the six-month period ended December 31, 2002 from approximately $392,000 for the corresponding period in 2001. The decrease was primarily due to lower interest rates in fiscal 2003 compared to the corresponding periods in fiscal 2002, partially offset by an increase in average cash balances in the fiscal 2003 periods.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $75,329,000 at December 31, 2002. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At December 31, 2002, we had cash, cash equivalents and short-term investments aggregating approximately $31,992,000. We had negative cash flows from operations of approximately $5,579,000 for the six months ending December 31, 2002 as compared to positive cash flows from operations of approximately $3,175,000 for the six months ending December 31, 2001. The negative cash flow for the six months ending December 31, 2002 is primarily the result of our scheduled payment under the Co-Promotion Agreement with Cytyc Corporation (“Cytyc”) and non-recurring payments to professionals related to our terminated merger transaction with Cytyc, all of which were accrued during fiscal 2002. The positive cash flow for the three months ending December 31, 2001 is partially a result of advance minimum sales payments from Roche under the Roche Distribution Contract.

Capital expenditures increased to approximately $1,285,000 for the six months ended December 31, 2002 from approximately $1,206,000 for the corresponding period in 2001.

On April 29, 2001, we entered into the Roche Distribution Contract, which established Roche as the co-exclusive distributor of our HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002. In June 2002, we adopted as our sole strategy for the distribution of our HPV products in Europe, Africa and the Middle East, a combination of direct distribution through our European infrastructure and the use of local distributors and agents. On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. Under the Roche Distribution Contract, Roche made a non-refundable payment of $5.0 million to Digene, which was recorded as a deferred liability on the Consolidated Balance Sheet as of June 30, 2002. On July 1, 2002, consistent with the provisions of the Roche Distribution Contract, this payment was converted into 142,857 shares of Digene common stock at a conversion price of $35. On December 20, 2002, we amended the Roche Distribution Contract to terminate the wind-down period on December 31, 2002 and to establish the procedures for our repurchase from Roche of HPV-related testing equipment purchased from us by Roche under the Roche Distribution Contract. The repurchase price for the equipment in use for HPV testing in customers’ laboratories is the equipments’ December 31, 2002 depreciated value, which is the net selling price less any amounts Roche recorded as depreciation based on a straight-line basis over a four-year period. The repurchase price for the equipment in inventory is a discount from the transfer price paid by Roche under the Roche Distribution Contract. The parties consummated the HPV equipment repurchase on January 6, 2003, subject to a reconciliation review scheduled to be completed in March 2003.

Commencing in the fourth quarter of fiscal 2002, we deferred recognition of revenue from equipment sold to Roche under the Roche Distribution Contract. Equipment sold to Roche in the fourth quarter of fiscal 2002 had a sales price of $2.3 million and a cost of $1.4 million, which amounts were recorded as deferred revenue and deferred costs, respectively, during that quarter. The deferred revenue and deferred costs were being amortized over a four-year period beginning in April 2002 to other revenue (as equipment rental) and selling and marketing expenses, respectively. For the six months ended December 31, 2002, we recorded other revenue and selling and marketing expenses of $288,000 and $177,000, respectively, related to the amortization of these balances. Based upon the aforementioned repurchase of equipment from Roche in January 2003, the remaining deferred revenue and deferred costs will be written off in the third quarter of fiscal 2003 against the cost of the acquired equipment.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to support our European direct distribution operations, including the January 2003 buy back from Roche of equipment in Europe, as well as increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2003. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

We have summarized below our material contractual obligations as of December 31, 2002 (in thousands):

		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years

Long-term debt	$4,331	$1,458	$2,356	$226	$291

Operating leases	19,844	2,845	8,344	5,638	3,017

Total contractual cash obligations	$24,175	$4,303	$10,700	$5,864	$3,308

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our foreign currency exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three- and six-month periods ended December 31, 2002 and 2001, respectively, however, we will continue to assess the impact, if any, as we continue to implement the distribution of our products in Europe through our direct infrastructure. Interest rate exposure is primarily limited to the approximately $31,992,000 of cash, cash equivalents and short-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term, less than twelve months, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

Item 4. Controls and Procedures

As of February 3, 2003, the principal executive officer and principal financial officer evaluated Digene’s controls and procedures related to its reporting and disclosure obligations, as well as its internal controls. These officers have concluded that Digene’s disclosure controls and procedures are sufficient to provide that (a) material information relating to Digene, including its consolidated subsidiaries, is made known to these officers by other employees of Digene and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no significant changes in Digene’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

PART II. Other Information

Item 1. Legal Proceedings

On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002 we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. Ventana did not oppose the amendment and, instead, filed a Notice of Non-Opposition to our motion. On December 13, 2002, we formally served our amended complaint on Ventana and Beckman. Neither party has answered the amended complaint.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

10.1	Amendment No. 3 to Letter Agreement, dated December 20, 2002, between Digene and Roche Molecular Systems, Inc.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Executive Officer.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Financial Officer.

(b)	Reports on Form 8-K:

Digene filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

Report	Item(s) No.	Date of Report	Date Filed

Form 8-K	5	December 13, 2002	December 13, 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date:	February 7, 2003	By:	/s/ Charles M. Fleischman

Charles M. Fleischman President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	February 7, 2003	By:	/s/ Joseph P. Slattery

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

     Date: February 7, 2003

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

     Date: February 7, 2003

/s/ Charles M. Fleischman

Charles M. Fleischman Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene's Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene's Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene's Registration Statement on Form S-1 (File No. 333-2968)).

10.1	Amendment No. 3 to Letter Agreement, dated December 20, 2002, between Digene and Roche Molecular Systems, Inc.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Executive Officer.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Financial Officer.