Form 10-Q
period 2003-03-31
DIGENE CORP
filed 2003-05-07
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes______  No______

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	May 2, 2003

Common Stock, par value $.01 per share	18,131,685

DIGENE CORPORATION

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,414,410	$9,453,125
Short-term investments	22,564,477	30,140,114
Accounts receivable, less allowance of approximately $395,000 and $684,000 at March 31, 2003 and June 30, 2002, respectively	9,100,749	9,001,584
Inventories	7,415,263	5,980,386
Prepaid expenses and other current assets	1,894,486	2,195,264

Total current assets	49,389,385	56,770,473

Property and equipment, net	6,715,298	7,398,637
Deferred costs, net	—	1,345,763
Intangible assets, net	900,515	900,515
Deposits	956,528	825,941

Total assets	$57,961,726	$67,241,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,802,138	$6,496,406
Accrued expenses	3,207,277	5,628,706
Accrued payroll	3,189,577	2,864,436
Current portion of long-term debt	2,690,291	1,377,856
Current portion of deferred revenues	—	575,091

Total current liabilities	14,889,283	16,942,495

Deferred rent	419,099	353,076
Deferred revenue, less current portion	—	1,616,478
Long-term debt	2,518,751	3,690,496
Deferred liability	—	5,000,000

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 18,120,785 and 17,972,728 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	181,208	179,727
Additional paid-in capital	115,909,625	110,856,010
Deferred stock compensation	(8,035)	(32,137)
Accumulated deficit	(75,948,205)	(71,364,816)

Total stockholders’ equity	40,134,593	39,638,784

Total liabilities and stockholders’ equity	$57,961,726	$67,241,329

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues:
Product sales	$16,900,922	$11,682,569	$43,505,215	$32,770,702
Distribution contract	—	2,348,576	—	2,951,318
Other	80,958	181,885	542,720	456,860

Total revenues	16,981,880	14,213,030	44,047,935	36,178,880

Costs and expenses:
Cost of product sales	3,812,189	3,824,655	9,999,579	9,790,243
Research and development	2,481,681	2,238,902	6,647,962	6,654,938
Selling and marketing	7,427,101	5,700,216	20,146,755	14,139,428
General and administrative	4,076,798	3,461,735	12,342,245	8,348,807
Amortization of intangible assets	—	37,522	—	112,564
Abbott termination fee	—	2,500,000	—	2,500,000

Loss from operations	(815,889)	(3,550,000)	(5,088,606)	(5,367,100)

Other income (expense):
Other income	196,026	71,837	307,004	84,441
Interest income	136,404	141,117	478,839	533,019
Interest expense	(72,307)	(5,824)	(201,899)	(10,909)

Loss from operations before income taxes	(555,766)	(3,342,870)	(4,504,662)	(4,760,549)

Provision for (benefit from) income taxes	63,615	(23,594)	78,727	167,716

Net loss	$(619,381)	$(3,319,276)	$(4,583,389)	$(4,928,265)

Basic and diluted net loss per share	$(0.03)	$(0.19)	$(0.25)	$(0.29)

Weighted average shares outstanding	18,118,253	17,683,415	18,116,461	17,161,810

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2003	2002

	(Unaudited)
Operating activities
Net loss	$(4,583,389)	$(4,928,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,448,423	1,185,947
Amortization of intangible assets	—	112,564
Compensation expense related to stock options	24,102	24,102
Abbott termination fee	—	2,500,000
Changes in operating assets and liabilities:
Accounts receivable	(99,165)	(3,779,720)
Inventories	122,067	(480,814)
Prepaid expenses and other current assets	300,778	237,673
Deposits	(130,587)	8,729
Accounts payable	(694,268)	3,085,028
Accrued expenses	(2,421,429)	2,119,135
Accrued payroll	325,141	89,039
Deferred revenues	—	(3,088,000)
Deferred rent	66,023	94,385

Net cash used in operating activities	(4,642,304)	(2,820,197)

Investing activities
Purchases of short-term investments	(15,201,254)	(26,457,329)
Maturities of short-term investments	22,776,891	8,934,628
Capital expenditures	(2,946,260)	(1,783,426)

Net cash provided by (used in) investing activities	4,629,377	(19,306,127)

Financing activities
Net proceeds from issuance of common stock	—	14,948,250
Exercise of common stock options	55,096	4,999,644
Principal repayments of long-term debt	(1,080,884)	—

Net cash provided by financing activities	(1,025,788)	19,947,894

Net decrease in cash and cash equivalents	(1,038,715)	(2,178,430)
Cash and cash equivalents at beginning of period	9,453,125	20,626,252

Cash and cash equivalents at end of period	$8,414,410	$18,447,822

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The consolidated financial statements of Digene Corporation (“Digene”) for the three- and nine-month periods ended March 31, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.     Inventories

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates average cost.

Inventories consist of the following:

	March 31,	June 30,
	2003	2002

	(Unaudited)
Finished goods	$5,218,260	$2,388,153
Work in process	3,038,825	3,460,359
Raw materials	1,588,059	1,339,470

	9,845,144	7,187,982
Reserves	(2,429,881)	(1,207,596)

	$7,415,263	$5,980,386

The increase in Finished goods is due largely to the repurchase of equipment inventory from Roche Molecular Systems and the conversion into inventory of equipment which was produced by a vendor and had previously been recorded as Deposits in Digene’s financial statements. Digene took possession of this equipment inventory from both sources during the third quarter of fiscal 2003. Please see “Distribution Agreement” below for a description of the Roche Distribution Contract. Inventory reserves as a percent of gross inventory have increased from almost 17% at June 30, 2002 to over 24% at March 31, 2003, primarily as a result of increased scrap reserves which were established based on recent experience.

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

On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. On December 20, 2002, Roche and Digene amended the Roche Distribution Contract to terminate the wind-down period on December 31, 2002 and to establish the procedures for Digene’s repurchase from Roche of HPV-related testing equipment purchased from Digene by Roche under the Roche Distribution Contract. The repurchase price of the equipment in use for HPV testing in customers’ laboratories is the equipments’ December 31, 2002 depreciated value, which is the net selling price less any amounts Roche recorded as depreciation based on a straight-line basis over a four-year period. The repurchase price for the equipment in inventory is a discount from the transfer price paid by Roche under the Roche Distribution Contract. The parties consummated the HPV equipment repurchase on January 6, 2003, subject to reconciliation. In January 2003 Digene and its affiliates paid Roche an aggregate of approximately $2.6 million for the HPV equipment in inventory and in use at customers’ laboratories in Europe. Digene has estimated that the reconciliation will reduce the total payments to an aggregate of approximately $2.3 million, of which approximately $1.6 million is for the repurchase of HPV equipment in inventory and the remainder for HPV equipment in use at customer locations. A portion of the purchase price was paid by the issuance of a note payable, the principal of which will be adjusted based on the reconciliation. This reconciliation is expected to be completed in the fourth quarter of fiscal 2003. As of March 31, 2003, Digene has recorded the purchase of such assets based upon its estimated results of the reconciliation with Roche. Digene reduced the cost basis of the equipment located in customers’ laboratories by approximately $734,000, which was the excess of the deferred revenues in excess of the deferred costs remaining when the equipment was repurchased.

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

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a “reporting unit” (i.e., the level of the consolidated business at which goodwill impairment is measured) exceeds its estimated fair value. This methodology differs from Digene’s previous policy, as permitted under accounting standards existing at that time, of using discounted and undiscounted future cash flows as a basis to determine if goodwill is recoverable. There was no impact on the carrying value of Digene’s intangible assets upon adoption of SFAS 142. Digene does not have any intangible assets, other than goodwill, which had a net book value of $900,515 at March 31, 2003.

The historical results of operations for the three- and nine- months ended March 31, 2002 do not reflect the provisions of SFAS 142. Had Digene adopted SFAS 142 on July 1, 2001, the historical net loss would have been changed to the adjusted amounts indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2002		March 31, 2002

		Basic and diluted		Basic and diluted
	Net Loss	net loss per share	Net Loss	net loss per share

As reported – historical basis	$(3,319,276)	$(0.19)	$(4,928,265)	$(0.29)
Add: Goodwill amortization	37,522	0.00	112,564	0.01

Adjusted	$(3,281,754)	$(0.19)	$(4,815,701)	$(0.28)

5.     Stock-Based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

In accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net loss, as reported	$(619,381)	$(3,319,276)	$(4,583,389)	$(4,928,265)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,681,405)	(3,859,402)	(10,550,781)	(10,734,190)
Pro forma net loss	$(3,300,786)	$(7,178,678)	$(15,134,170)	$(15,662,455)

Net loss per share:
Basic and diluted – as reported	$(0.03)	$(0.19)	$(0.25)	$(0.29)
Basic and diluted – pro forma	$(0.18)	$(0.41)	$(0.84)	$(0.91)

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

6.     Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2002. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; uncertainty of future profitability and cash generation from operations; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; dependence on third-party reimbursement from government entities, managed care organizations and private insurance plans; our ability to scale up our manufacturing to the extent product sales increase; our ability to obtain requisite additional financing to fund our operations beyond fiscal 2004; delay in or failure to obtain regulatory approvals for our products in development; failure to comply with various regulatory requirements; uncertainty regarding patents and proprietary rights in connection with our products and products in development; risk that other companies may develop and market HPV tests competitive with our own; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; uncertainty of clinical trial results for our products in development; and other factors as set forth under the caption “Additional Considerations” in our Annual Report on Form 10-K for the year ended June 30, 2002.

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

Our revenues to a significant extent have been derived from the sales of our HPV Tests, which, for fiscal year 2002, accounted for 74% of total revenues and, for the nine months ended March 31, 2003, accounted for almost 79% of total revenues. We expect that the growing acceptance of our HPV Tests in both the United States and abroad will continue to drive the growth in revenues from our HPV Tests and testing services in the future.

In fiscal 2002, our gross margins improved substantially over the prior fiscal year. In the current fiscal year, we believe that we will be able to sustain gross margins consistent with, or better than, fiscal 2002 as we continue to scale up our manufacturing operations and realize expanded margins as a result of our direct distribution efforts in Europe.

We believe that increasing our investment in sales and marketing and focusing our investment in research and development is essential to allow us to capitalize more fully on the potential of our HPV Tests and our core technology. We have invested heavily in our direct European distribution operation during fiscal 2003, and also expanded our direct sales organization in the United States. We expect to moderately increase our expenditures in the development of our next-generation Hybrid Capture platforms and clinical trial activities for human papillomavirus screening in fiscal 2003 as compared to fiscal 2002.

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

Results of Operations

Product sales increased 45% to approximately $16,901,000 for the three-month period ended March 31, 2003 from approximately $11,683,000 for the corresponding period in fiscal 2002. The increase was due primarily to a 57% growth in sales of our HPV Tests and testing services over such sales in the corresponding period in 2002, partially offset by decreases in sales of equipment and non-core products. The majority of the growth in HPV products sales was in the United States (43% over such sales in the corresponding period in 2002), which was partially offset primarily by a decrease in equipment sales to distributors in Europe, Africa and the Middle East.

Product sales increased 33% to approximately $43,505,000 for the nine-month period ended March 31, 2003 from approximately $32,771,000 for the corresponding period in fiscal 2002. The increase was due primarily to a 31% growth in sales of our HPV Tests and testing services over such sales in the corresponding period in fiscal 2002, partially offset by decreases in sales of equipment and non-core products. The majority of the growth in HPV product sales was derived from the United States (60% over such sales in the corresponding period in fiscal 2002), which was partially offset by a decrease in equipment sales to distributors in Europe as we transitioned to our direct-European distribution.

During the third quarter and first nine months of fiscal 2002 we recognized revenue of approximately $2,348,000 and $2,951,000, respectively, related to minimum purchase guarantees under the Roche Distribution Contract. Under the Roche Distribution Contract, Roche has no further minimum purchase obligations after June 30, 2002.

Please see “Liquidity and Capital Resources” below for a description of the Roche Distribution Contract.

Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues decreased to approximately $81,000 for the three-month period ended March 31, 2003 from approximately $182,000 for the corresponding period in 2002. The decrease in Other revenues for this period is due primarily to a decrease of research and development services revenues. Other revenues increased to approximately $543,000 for the nine-month period ended March 31, 2003 from approximately $457,000 for the corresponding period in fiscal 2002. The increase for this period was due primarily to the partial recognition of equipment sales to Roche in Europe, which were initially deferred in the fourth quarter of fiscal 2002.

Cost of product sales decreased less than 1% to approximately $3,812,000 for the three-month period ended March 31, 2003 from approximately $3,825,000 for the corresponding period in 2002 and increased 2% to approximately $10,000,000 for the nine-month period ended March 31, 2003 from approximately $9,790,000 for the corresponding period in 2002. Gross margin on product sales increased to 77% for the three-month period ended March 31, 2003 from 67% for the corresponding period in 2002 and increased to 77% for the nine-month period ended March 31, 2003 from 70% for the corresponding period in fiscal 2002. The increase in gross margin percentage was due primarily to increased sales of our test products, particularly HPV Tests, principally in the United States. In addition, European margins increased due to substantially lower sales of equipment, which have lower margins than our test products, and pricing increases which arise from our ability to sell directly to lab customers as a result of our change primarily to a direct sales approach in the region. Cost of product sales was also negatively impacted for the three months ended March 31, 2003 because of a voluntary product recall during February 2003, resulting in a charge to Cost of product sales of approximately $425,000.

During February 2003, we initiated a voluntary recall of the Company’s Hybrid Capture 2 HPV DNA and Chlamydia Trachomatis (CT) Tests. This recall was limited to certain product lots which were manufactured using a specific lot of raw material that had the potential to cause false positive patient specimen results. We informed the FDA of the recall. An investigation into the root cause of this product performance issue for the Hybrid Capture 2 product line, and related corrective action, has been ongoing for the last three months and may lead to the addition of an incoming raw material quality control procedure that requires further FDA notification. Because this voluntary recall was limited to a certain identified lot of raw material, we have been able to supply our customers with product manufactured from acceptable raw material lots. In addition, we have expanded our ongoing quality improvement program to ensure continued reliability as manufacturing volume increases to meet anticipated growth in demand for our HPV Tests. We do not expect any additional costs related to this voluntary recall, and related corrective action, to be material.

Research and development expenses increased 11% to approximately $2,482,000 for the three-month period ended March 31, 2003 from approximately $2,239,000 for the corresponding period in 2002 and decreased less than 1% to approximately $6,648,000 for the nine-month period ended March 31, 2003 from approximately $6,655,000 for the corresponding period in fiscal 2002. The increase for the three-month period was due primarily to a 477% increase in outside professional services to approximately $739,000 in fiscal 2003 from $128,000 for the same period in fiscal 2002, partially offset by a 17% decrease in personnel costs to approximately $1,023,000 and a 42% decrease in costs of laboratory supplies to approximately $157,000. The increase in professional services is due largely to costs incurred in preparation for compliance with the European Union In Vitro Diagnostic Directive (“IVDD”) regulations. During the nine-month period a significant portion of our research and development expenses (approximately $1,158,000) were related to outside professional services, compared to reduced expenditures related to personnel costs (by approximately $333,000) and laboratory supply costs (approximately $323,000). Our research and development activities focus on our platform technology, including different or modified uses of such technology, and improvements to our diagnostic test and equipment products. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

During the nine-month period ended March 31, 2003, we focused our research and development activities on support and improvement of existing product lines and the development of several new products. The LumiCheck™ plate (an improved quality control tool to be used by our laboratory customers in the quality control monitoring of luminometers used to measure results from Hybrid Capture 2 testing) was launched. Work is continuing on the development of a Hybrid Capture HPV Test application for our automated sample handling Rapid Capture™ System; the development of methods to improve specimen processing procedures and throughput, including procedures for the improved processing of Cytyc’s ThinPrep® (Cytyc Corporation) specimens for a high throughput application for HPV, chlamydia (“CT”), and gonorrhea (“GC”) testing; improved equipment for faster specimen processing; and the development of our Universal Collection Medium (“UCM®”) that is expected to allow simultaneous testing for HPV, CT/GC and of other genetic and cellular material from a single patient sample. Verification of a method for converting specimens collected in TriPath Imaging’s liquid cytology medium SurePath™ was completed. Clinical trials are underway to validate the use of this SurePath media for HPV testing, CT/GC testing from Cytyc’s ThinPrep specimens, an HPV application for the Rapid Capture System, and a procedural modification to our Hybrid Capture 2 assay designed to improve test robustness. Work was completed on an HPV ThinPrep application using cervical specimens collected with a brush/spatula device and the data has been submitted to the U.S. Food and Drug Administration (“FDA”). Development is continuing on our next generation of Hybrid Capture technology, initially for the improved detection of HPV and the evaluation of certain molecular markers to complement our HPV Tests in cervical screening applications. We are continuing several basic research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases.

As part of our research and development activities, we submitted a PMA Supplement Amendment to the FDA in September 2002 to obtain market approval for the use of our Hybrid Capture 2 HPV Test in conjunction with the Pap test for adjunctive screening for women aged 30 and older. We have worked closely with the FDA during the third quarter of fiscal 2003 and received an approval on March 31, 2003.

Selling and marketing expenses increased 30% to approximately $7,427,000 for the three-month period ended March 31, 2003 from approximately $5,700,000 for the corresponding period in 2002 and increased 42% to approximately $20,147,000 for the nine-month period ended March 31, 2003 from approximately $14,139,000 for the corresponding period in fiscal 2002. The increase for the three-month period was due primarily to personnel costs, which increased approximately $840,000 (52%) and includes payroll taxes on stock option exercises and royalty expenses, which increased approximately $261,000 (56%). In addition, depreciation expense increased approximately

$345,000 (174%) for the three-month period due primarily to the May 2002 repurchase of equipment placed with customers by Abbott Laboratories (“Abbott”) upon expiration of the non-exclusive wind-down period of our distribution agreement with Abbott (the “Abbott Agreement”). The increase for the nine-month period ended March 31, 2003 was due primarily to personnel costs, which increased approximately $2,279,000 (53%), depreciation expense, which increased approximately $1,155,000 (187%) due primarily to the repurchase of equipment from Abbott, marketing programs, which increased approximately $703,000 (17%) and royalties, which increased $394,000 (26%) based on the increase in product revenues. Geographically, the majority of the increase in our selling and marketing expenses for the nine-month period, excluding royalties, was incurred in Europe, which increased approximately $1,300,000 (87%) over the corresponding period in 2002 as we established subsidiaries, hired employees and continued to develop a distribution infrastructure, and in the United States, which increased approximately $369,000 (11%) over the corresponding period in 2002. We expect our selling and marketing expenses to continue to increase during fiscal 2003 as we establish direct sales and marketing operations in Europe due to the expiration, on April 30, 2002, of Abbott’s non-exclusive distribution wind-down period under the Abbott Agreement for our HPV and CT/GC products in Europe, Africa and the Middle East and the expiration of the Roche Distribution Contract on June 30, 2002, and as we expand our direct sales organization in the United States to increase HPV product sales, including the new indication that will be marketed as DNA with Pap™, approved by the FDA on March 31, 2003, and commercialize our CT/GC products. We also expect that compliance with the European Union IVDD regulations will be capital intensive during the rest of calendar 2003.

General and administrative expenses increased 17% to approximately $4,077,000 for the three-month period ended March 31, 2003 from approximately $3,462,000 for the corresponding period in 2002 and increased 48% to approximately $12,342,000 for the nine-month period ended March 31, 2003 from approximately $8,349,000 for the corresponding period in fiscal 2002. The increase was due primarily to professional fees, which increased approximately $224,000 (14%) and approximately $2,950,000 (106%) for the three- and nine-month periods, respectively, principally attributable to a $3,279,000 increase in legal fees for the nine-month period primarily associated with various litigation matters, and insurance expense, which increased approximately $308,000 (84%) for the nine-month period, principally related to increased costs for directors’ and officers’ insurance coverage. The increase in general and administrative expenses was also attributable to an increase in personnel costs, which increased approximately $415,000 (34%) and approximately $1,050,000 (29%) for the three- and nine-month periods, respectively. Geographically, the majority of the increase in general and administrative expenses for the nine-month period was incurred in the United States, which increased approximately $2,368,000 (30%), due primarily to the aforementioned litigation expenditures, over the corresponding period in fiscal 2002, and Europe, which increased approximately $1,643,000 (1,149%) over the corresponding period in fiscal 2002 due to our change to direct distribution.

Other income consists primarily of foreign exchange gains and losses. For the three-month period ended March 31, 2003 other income increased to approximately $196,000 from approximately $72,000 for the corresponding period in 2002. For the nine-month period ended March 31, 2003 other income increased to approximately $307,000 from approximately $84,000 for the corresponding period in fiscal 2002.

Interest income decreased to approximately $136,000 for the three-month period ended March 31,

2003 from approximately $141,000 for the corresponding period in 2002 and decreased to approximately $479,000 for the nine-month period ended March 31, 2003 from approximately $533,000 for the corresponding period in fiscal 2002. The decrease was due primarily to a decrease in average cash balances in the fiscal 2003 periods compared to the corresponding periods in fiscal 2002.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $75,948,000 at March 31, 2003. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At March 31, 2003, we had cash, cash equivalents and short-term investments aggregating approximately $30,979,000. We had negative cash flows from operations of approximately $4,642,000 for the nine months ending March 31, 2003 compared to negative cash flows from operations of approximately $2,820,000 for the nine months ending March 31, 2002. The negative cash flow for the nine months ending March 31, 2003 was primarily the result of non-recurring payments to professionals related to our terminated merger transaction with Cytyc Corporation, all of which were accrued during fiscal 2002 were addition to net loss for the period. Positive cash flows from financing activities for the nine months ending March 31, 2002 were primarily the result of a private offering of 588,235 shares of common stock on January 30, 2002, the net proceeds of which, after expenses, were approximately $14,950,000.

Capital expenditures increased to approximately $2,946,000 for the nine months ended March 31, 2003 from approximately $1,783,000 for the corresponding period in fiscal 2002. The capital expenditures for the nine months ended March 31, 2003 do not reflect the application of the remaining deferred revenues and deferred costs, which had been on the balance sheet related to the fiscal year 2002 sale of equipment to Roche, more fully described below.

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

On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. On December 20, 2002, Roche and Digene amended the Roche Distribution Contract to terminate the wind-down period on December 31, 2002 and to establish the procedures for Digene’s repurchase from Roche of HPV-related testing equipment purchased from Digene by

Roche under the Roche Distribution Contract. The repurchase price for the equipment in use for HPV testing in customers’ laboratories is the equipments’ December 31, 2002 depreciated value, which is the net selling price less any amounts Roche recorded as depreciation based on a straight-line basis over a four-year period. The repurchase price for the equipment in inventory is a discount from the transfer price paid by Roche under the Roche Distribution Contract. The parties consummated the HPV equipment repurchase on January 6, 2003, subject to reconciliation. In January 2003 Digene and its affiliates paid Roche an aggregate of approximately $2.6 million for the HPV equipment in inventory and in use at customers’ laboratories in Europe. Digene has estimated that the reconciliation will reduce the total payments to an aggregate of approximately $2.3 million, of which approximately $1.6 million is for the repurchase of HPV equipment in inventory and the remainder for HPV equipment in use at customer locations. A portion of the purchase price was paid by the issuance of a note payable, the principal of which will be adjusted based on the reconciliation. This reconciliation is expected to be completed in the fourth quarter of fiscal 2003. As of March 31, 2003, Digene has recorded the purchase of such assets based upon its estimated results of the reconciliation with Roche. Digene reduced the cost basis of the equipment located in customers’ laboratories by approximately $734,000, which was the excess of the deferred revenues in excess of the deferred costs remaining when the equipment was repurchased.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to support our European direct distribution operations, including the January 2003 buy back from Roche of equipment in Europe, as well as increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through fiscal 2004. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

We have summarized below our material contractual obligations as of March 31, 2003 (in thousands):

		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years

Long-term debt	$5,209	$2,690	$1,990	$206	$323

Operating leases	19,206	2,875	8,427	5,608	2,296

Total contractual cash obligations	$24,415	$5,565	$10,417	$5,814	$2,619

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our foreign currency exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three- and nine-month periods ended March 31, 2003 and 2002, respectively, however, we will continue to assess the impact, if any, as we continue to implement the distribution of our products in Europe through our direct infrastructure. Interest rate exposure is primarily limited to the approximately $30,979,000 of cash, cash equivalents and short-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term, less than twelve months, nature of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

Item 4. Controls and Procedures

As of May 5, 2003, the principal executive officer and principal financial officer evaluated Digene’s controls and procedures related to its reporting and disclosure obligations, as well as its internal controls. These officers have concluded that Digene’s disclosure controls and procedures are sufficient to provide that (a) material information relating to Digene, including its consolidated subsidiaries, is made known to these officers by other employees of Digene and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no significant changes in Digene’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

PART II. Other Information

Item 1. Legal Proceedings

On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002 we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On March 5, 2003, the Court granted Digene’s motion to amend. No trial date has been set.

On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We are seeking a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that we have infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases have now been consolidated and discovery has commenced. We have filed counterclaims against Enzo Biochem for various business-related tortious conduct. The Court has denied Enzo Biochem’s motion to dismiss Digene’s counterclaims. We do not believe we are infringing such patent and will go forward with the action for declaratory judgment and continue vigorously defending against Enzo’s claim of patent infringement. No trial date has been set.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).
10.1	Amendment No. 3 to Letter Agreement, dated December 20, 2002, between Digene and Roche Molecular Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002).

10.2	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman.
10.3	Form of Employment Agreement between each of Digene and each of the officers listed on Exhibit 10.3(a).
10.3(a)	Schedule of officers of Digene entering into Employment Agreements.
10.4	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman.
10.5	Form of Change in Employment Agreement between Digene and each of the officers listed on Exhibit 10.5(a).
10.5(a)	Schedule of officers of Digene entering into Change in Control Employments.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Executive Officer.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Financial Officer.
(b)	Reports on Form 8-K:

We filed a Current Report on Form 8-K under Item 5 to report that on March 31, 2003, the FDA approved our premarket approval application supplement for our Hybrid Capture 2 High-Risk HPV DNA Test for use with a Pap test to adjunctively screen women age 30 and older to assess the presence or absence of high risk human papillomavirus (HPV) types.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date: May 7, 2003	By: /s/ Charles M. Fleischman Charles M. Fleischman President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2003	By:/s/ Joseph P. Slattery Joseph P. Slattery Senior Vice President, Finance and Information Systems (Principal Accounting Officer)

CERTIFICATIONS
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

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

     Date: May 7, 2003

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

     Date: May 7, 2003

/s/ Charles M. Fleischman Charles M. Fleischman Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).
4.2	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).
10.1	Amendment No. 3 to Letter Agreement, dated December 20, 2002, between Digene and Roche Molecular Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002).

10.2	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman.
10.3	Form of Employment Agreement between each of Digene and each of the officers listed on Exhibit 10.3(a).
10.3(a)	Schedule of officers of Digene entering into Employment Agreements.
10.4	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman.
10.5	Form of Change in Employment Agreement between Digene and each of the officers listed on Exhibit 10.5(a).
10.5(a)	Schedule of officers of Digene entering into Change in Control Employments.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Executive Officer.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, by Chief Financial Officer.