Form 10-K
period 2003-06-30
DIGENE CORP
filed 2003-09-22
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _________

Commission file number 0-28194

DIGENE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1536128

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Clopper Road Gaithersburg, Maryland (Address of principal executive offices)	20878 (Zip Code)

Registrant’s telephone number, including area code: (301) 944-7000

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share

(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

          As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $153,491,962. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 31, 2002.

          As of September 9, 2003, 18,547,613 shares of the registrant’s Common Stock were issued and outstanding.

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

Recent Developments

          On March 31, 2003, the U.S. Food and Drug Administration, or FDA, approved our premarket approval supplement, or PMA supplement, for the use of our Hybrid Capture 2, or hc2 High-Risk HPV DNA Test™, called the “DNAwithPap™” Test, with a Pap test to adjunctively screen women age 30 and older to assess the presence or absence of significant, cancer-causing, high-risk HPV types. Our HPV Test is a reproducible, objective test for the primary cause of cervical cancer that is not limited by the subjective nature or visual limitations of cytology and can be used to predict the risk of developing cervical cancer. Based on clinical studies, a woman with a negative Pap test result and a negative HPV Test result can be virtually certain that neither cervical cancer nor its cause is present, alleviating patient anxiety and reducing healthcare costs.

          On July 31, 2003, The American College of Obstetricians and Gynecologists, or ACOG, published new recommendations for cervical cancer screening that include the use of an FDA-approved high-risk HPV DNA test for women age 30 and older. Our DNAwithPap Test is the only FDA-approved high-risk HPV DNA test.

Diagnostic Testing

          Diagnostic tests are used to inform physicians of the presence of a disease or a disease-causing agent and provide critical information necessary for treatment. Diseases today are primarily classified based on physiological symptoms and indirect measurements that are obtained using conventional diagnostic methods and often bear little relationship to the underlying mechanism or cause of the disease.

          In many cases, conventional diagnostic tests also lack the clinical sensitivity and specificity to provide definitive diagnoses during the early stages of disease. Sensitivity is typically the measure of a test’s ability to accurately detect the presence of disease. A false negative test result occurs when a patient who has disease is given a negative or normal diagnosis. Specificity is typically the measure of a test’s ability to exclude the possibility of disease when it is not present. A false positive test result occurs when a patient who does not have disease is given a positive or abnormal diagnosis. We believe sensitivity and specificity can be greatly enhanced by using gene-based information.

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

          Traditional Diagnostic Testing in Cervical Cancer Screening. Worldwide, cervical cancer affects over 400,000 women annually and, after breast cancer, is the second most common malignancy found in women. The treatment of cervical cancer after it reaches the advanced stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. If detected in the precancerous stage, a vast majority of cases of cervical cancer are preventable. The United States has a relatively low incidence of cervical cancer due to widespread use of cervical cancer screening and significant expenditures on screening infrastructure, which include sophisticated laboratory facilities, highly trained cytotechnologists and extensive regulatory oversight. Nonetheless, approximately 4,100 women in the United States die annually of this preventable disease. Outside the United States, limited resources and underdeveloped or non-standardized testing infrastructure often lead to underdiagnosis of cervical disease, resulting in a significantly higher incidence of cervical cancer.

          Pap tests have been the principal means of cervical cancer screening since the 1940s. Approximately 60 million Pap tests are performed annually in the United States, and we believe that 60 to 100 million are performed annually in the rest of the world. Women with normal Pap tests do not undergo follow-up treatment beyond routine Pap testing Follow-up testing and treatment is based on the classification of the Pap test result. An equivocal, or ASC-US (Atypical Squamous Cells of Undetermined Significance), classification is given to Pap test results that cannot be definitively classified as either normal or abnormal; this classification occurs in approximately 5% to 7% of all cases. In general, women with abnormal Pap tests undergo a colposcopic examination (visual examination of the cervix with the aid of a colposcope). Most of these women also undergo biopsy at the time of colposcopy, and many go on to have any suspected lesions ablated (physically removed with a scalpel or cauterizing instrument). In practice, women with equivocal Pap tests undergo multiple, repeat Pap tests and many undergo colposcopy and biopsy, even though more than 75% of these women do not have cervical disease.

          Although the use of the Pap test has been successful in reducing deaths due to cervical cancer in the United States, Pap testing has significant limitations, including:

•	false negative diagnoses;

•	failure to identify cervical disease in a significant number of women;

•	limited predictive value; and

•	inability to detect the presence of the cancer-causing types of HPV, the primary cause of cervical cancer,

and, consequently, do not allow the clinician to identify women with no overt signs of cervical disease but who are at higher risk for developing cervical disease or cervical cancer in the future.

          HPV Testing in Cervical Cancer Screening. In August 1999, the Journal of Pathology reported that human papillomavirus, a sexually transmitted virus, is the primary cause of cervical cancer and that 99.7% of cervical cancers contain cancer-causing human papillomavirus. Persistent infection with cancer-causing human papillomavirus types is a necessary precursor to virtually all cervical cancer. A test positive for human papillomavirus is more meaningful with increasing age because human papillomavirus infection is more likely to be persistent in more mature women. Clinical studies have shown that approximately 20% of women age 30 and older with cancer-causing human papillomavirus have high grade cervical disease. Additionally, women age 30 and older with persistent human papillomavirus infection and who do not have cervical disease are at significant risk of developing cervical disease in the future.

          On April 24, 2002, the Journal of the American Medical Association, or JAMA, published Consensus Guidelines recommending testing for human papillomavirus in the management of women with ASC-US Pap test results. These new “2001 Consensus Guidelines” were sponsored by the American Society for Colposcopy and Cervical Pathology, or ASCCP, and state that for managing women with ASC-US results, HPV testing is the “preferred approach” when it can be performed directly from a liquid-based pap test, also known as “reflex” HPV testing, or when the HPV testing specimen can be collected during the initial office visit. According to the 2001 Consensus Guidelines, “Reflex HPV DNA testing offers significant advantages since women do not need an additional clinical examination for specimen collection, and 40% to 60% of women will be spared a colposcopic examination. Moreover, women testing negative for HPV DNA can be rapidly assured that they do not have a significant lesion.”

          The benefits of using our HPV Test in conjunction with the Pap test as a primary screen for cervical cancer have been recognized by important medical organizations. In November 2002, the American Cancer Society, or ACS, published preliminary cervical cancer screening guidelines that included a preliminary recommendation that HPV testing for high-risk HPV types, together with the Pap test, can be used in primary screening of women age 30 and older. The ACS guidelines state that “HPV DNA testing has greater sensitivity than cytology for detecting clinically relevant lesions” and that the “high negative predictive value resulting from concomitant screening with cytology and HPV DNA testing could safely permit increasing screening intervals, thus lowering costs.”

          On March 31, 2003, the FDA approved our PMA supplement for the use of our hc2 High-Risk HPV DNA Test, called the “DNAwithPap” Test, as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap test for women age 30 and older. The DNAwithPap Test is a reproducible, objective test for the primary cause of cervical cancer that is not limited by the subjective nature or visual limitations of cytology and can be used to predict the risk of developing cervical cancer. We intend to establish it as the primary screen for cervical disease, initially in conjunction with the Pap test and later independent of the Pap test. The DNAwithPap Test together with the Pap test has excellent diagnostic capabilities. Internationally, we are working to replace the Pap test with our HPV Test for primary screening.

          On July 31, 2003, ACOG, published new recommendations for cervical cancer screening that include the use of an FDA-approved high-risk HPV DNA test for women age 30 and older. Our DNAwithPap Test is the only FDA-approved high-risk HPV DNA test.

          The new recommendations provide two recommendations for women age 30 and older:

•	Testing using cervical cytology alone. If a woman age 30 or older has negative results on three consecutive annual cervical cytology tests, then she may be rescreened with cervical cytology alone every two to three years.

•	The combined use of a cervical cytology test and an FDA-approved test for high-risk types of HPV. Under this option women age 30 and older receive both a cervical cytology test and a genetic test that looks for certain high-risk types of the HPV known to cause cancer (an HPV DNA test). Once women test negative on both tests they should be rescreened with the combined tests no more frequently than every three years. If only one of the tests is negative, however, more frequent screening will be necessary.

          The ACOG recommendations stressed that more frequent cervical screening may be required for higher-risk women who are infected with HIV, are immunosuppressed (such as those receiving organ transplants), were exposed to diethylstilbestrol, or DES, in utero, or were previously diagnosed with cervical cancer. Regardless of the frequency of cervical cancer screening, annual gynecologic examinations, including pelvic exams, are still recommended.

Products

          Our Hybrid Capture technology is the basis for all of our gene-based testing systems. Our diagnostic test kits include proprietary biochemicals and consumables. We also provide instrumentation systems and proprietary consumables required for specimen collection, detection and analysis.

          Our hc2 system, which is currently available for our HPV, Chlamydia and Gonorrhea Tests, uses a 96-well microplate format that permits simultaneous testing of multiple samples from a single plate. In addition, the hc2 system offers potential automation with the Rapid Capture™ System, an automated pipetting and microplate handling platform developed for high volume diagnostic testing using our Hybrid Capture technology.

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

          Our hc2 HPV Test contains individual RNA probes that are mixed into cocktails of the significant cancer-causing, high-risk human papillomavirus types (types 16, 18, 31, 33, 35, 39, 45, 51, 52, 56, 58, 59 and 68), and low-risk human papillomavirus types which are not linked to the development of cervical cancer (types 6, 11, 42, 43 and 44). We have commercialized our DNAwithPap Test to detect the presence of only the high-risk human papillomavirus types. All of our HPV Tests use a signal amplification process to detect small amounts of the human papillomavirus collected from the cervix. The test kit consists of RNA probes to specific human papillomavirus types, antibodies, detection reagents and 96-well microplates coated with antibodies.

          Our DNAwithPap Test is prescribed by a gynecologist or other healthcare professional. The healthcare professional collects the specimen by inserting the collection brush into the cervix, rotating the brush to collect cells, removing it and placing it into the transport tube device. The device is then sent to the laboratory, where specialized software programs provided with the hc2 system produce results processed by a lab technician. The laboratory subsequently reports the test results to the physician using standard reporting procedures and the physician advises the woman of the test results and the appropriate follow-up treatment. The entire process can be completed in one day but is typically performed in two to three days. When our test is used with an FDA-approved liquid-based Pap test, the entire process is the same except that only one specimen is collected for both our HPV Test and the Pap test, permitting the laboratory to perform follow-up human papillomavirus testing (reflex testing) without the need for additional specimen collection should the woman have an equivocal or abnormal Pap test result.

          Clinical studies have shown that our HPV Test, used in conjunction with the Pap test, has excellent diagnostic capabilities and a high negative predictive value. Negative predictive value is a measure of how often a test result indicating no disease is actually correct. This high negative predictive value assures women and their physicians that, with a negative result, they can be virtually certain that neither cervical cancer nor its cause is present, alleviating patient anxiety and reducing healthcare costs.

          Since infection with HPV is necessary for the development of effectively all cervical cancer, HPV testing with our DNAwithPap Test identifies women at higher risk for the development of cervical disease and cervical cancer. This predictive nature of human papillomavirus testing permits healthcare professionals to classify women who test negative for human papillomavirus as being unlikely to develop cervical disease in the foreseeable future. This may safely permit increased screening intervals, within the current guidelines, for such women, saving costs for the healthcare provider and permitting the allocation of resources to those women who currently have cervical disease or are at significant risk for developing cervical disease in the future.

          We believe our DNAwithPap Test, when used in conjunction with the Pap test for women age 30 and over, or as a follow-up to an equivocal Pap test for all women regardless of age, enhances cervical cancer screening by overcoming the shortcomings of the Pap test alone. Our DNAwithPap Test:

•	demonstrates increased sensitivity for high-grade cervical disease, reducing false negative diagnoses;

•	detects the presence of the cancer-causing types of HPV and allows the clinician to identify women with no overt signs of cervical disease but who are at higher risk for developing cervical disease or cervical cancer in the future;

•	is a reproducible and objective process that reduces or eliminates the subjectivity inherent with Pap testing; and

•	with its increased clinical performance, may also permit the healthcare professional to contain or reduce costs associated with cervical cancer screening by more accurately identifying women with cervical disease or at increased risk for cervical disease, permitting healthcare professionals to more accurately direct diagnostic screening and follow-up medical intervention.

          Our Chlamydia and Gonorrhea Tests. Chlamydia is the most common sexually transmitted disease in the United States and is a major health problem worldwide, with approximately 89 million new cases reported annually. Genital chlamydia infection, if left untreated, has serious potential consequences, including infertility, ectopic pregnancy, cervicitis and pelvic inflammatory disease. Gonorrhea, with approximately 62 million new cases reported annually worldwide, is the second-most common bacterial sexually transmitted disease in the United States and may result in severe genital complications in both women and men if left untreated. If properly detected, both chlamydia and gonorrhea are easily treatable with low-cost antibiotic therapy. Nevertheless, routine and broad-based screening for chlamydia and gonorrhea has been limited by the insufficient sensitivity of some culture methods, the invasive and cumbersome specimen collection methods frequently used and the time and cost associated with performing these tests.

          Our chlamydia and gonorrhea tests are prescribed and performed by a gynecologist or other healthcare professional using the same methods used to perform our HPV Test. We are the first to provide FDA-approved tests for the simultaneous detection of chlamydia and gonorrhea infections, in addition to human papillomavirus, from a single patient sample. We believe the ability to perform multiple tests from a single patient specimen provides greater convenience to patients and their physicians and reduces healthcare costs by decreasing the frequency of patient visits and testing. Our Hybrid Capture tests detect the presence of both chlamydia and gonorrhea in women. Clinical studies on women have indicated that our hc2 Chlamydia Test is capable of detecting chlamydia in up to 98% of the cases in which the disease is present and our hc2 Gonorrhea Test is capable of detecting gonorrhea in up to 92% of the cases in which it is present.

          In the United States, the FDA granted us marketing clearance, known as 510(k) clearance, for our hc2 Chlamydia Test in October 1999; the FDA granted us 510(k) clearance for our hc2 Gonorrhea Test in November 1999; and the FDA granted us 510(k) clearance for our combination hc2 Chlamydia/Gonorrhea Test in February 2000. The FDA granted us 510(k) clearance in September 2001 for a high-volume sample throughput instrument application for hc2 Chlamydia/Gonorrhea testing using the Rapid Capture System, which serves as the automation platform we developed for large-scale diagnostic testing using our Hybrid Capture technology.

          In 1999, our portfolio of chlamydia and gonorrhea tests was cleared for sale in almost every major European country and in Brazil and Argentina. In October 2001, we received clearance to market our combination hc2 Chlamydia/Gonorrhea Test in Japan.

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

          We have developed unique testing products using our Hybrid Capture system to detect the presence of hepatitis B virus and cytomegalovirus. Our HBV Test and CMV Test are prescribed by a gastroenterologist, transplant surgeon or other healthcare professional. The healthcare professional draws a blood specimen from the patient. The specimen is then sent to the laboratory, where specialized software programs provided with the hc1 and hc2 systems process the results. The laboratory subsequently reports the test results to the physician using standard reporting procedures and the physician advises the patient of the test results and the appropriate follow-up treatment. Depending on the level of hepatitis B virus in the patient’s blood, antiviral therapy will be presented, modified or discontinued. For transplant patients, the level of cytomegalovirus in the blood is used to determine the presence or absence of cytomegalovirus infection. Patients with active cytomegalovirus infections are prescribed antiviral therapy. Transplant patients are typically monitored once per week for cytomegalovirus DNA for twelve weeks following the initial organ transplant.

          The FDA granted us 510(k) clearance for our hc1 CMV Test in September 1998 and our hc2 HBV Test received marketing approval in France and Switzerland in January 2000 and December 1999, respectively. Our CMV Test is the only DNA test cleared for the detection of cytomegalovirus by the FDA and our HBV Test is permitted in the United States for research use only. Abbott Laboratories, one of the world’s leading providers of HBV tests, is selling our HBV products in Europe, Africa and the Middle East on a non-exclusive basis under an agreement that will expire on December 31, 2003. We do not intend to market our HBV Test in Europe after the In Vitro Diagnostic Directive, or IVDD, regulations take effect on December 7, 2003. We terminated Abbott’s distribution rights for our CMV products in Europe on June 30, 2003, subject to a non-exclusive wind down right to sell products in inventory until December 7, 2003.

          Our Instrumentation and Accessory Products. We manufacture instrumentation and accessories for performing our tests in clinical laboratories. For our hc2 tests, customers use the DML 2000 luminometer, plate washers, heaters and additional accessories. The Rapid Capture system is an automated pipetting and microplate handling platform developed for high volume diagnostic testing using our Hybrid Capture technology. Our Chlamydia and Gonorrhea Tests are 510(k) cleared by the FDA for the Rapid Capture System, and work is on-going to submit a PMA supplement to the FDA for approval for use of the Rapid Capture System with our HPV Tests, including the DNAwithPap Test.

Clinical Validation and Regulatory Accomplishments

          Over the last several years, many general population screening studies using our HPV Tests have been conducted by prominent medical professionals and academic and government institutions throughout the world, including the National Cancer Institute, Columbia University and the Cleveland Clinic Foundation. Many of these studies assessed the usefulness of our HPV Test in comparison to the Pap test for women age 30 and older. The following table, derived from meta-analysis of these studies that was published in the August 2003 Archives of Pathology and Laboratory Medicine, demonstrates the superior performance of our HPV Test when used for primary general population screening alone, or in combination with Pap test, to detect underlying cervical disease as compared with the Pap test alone. In all studies, human papillomavirus testing alone, and in combination with the Pap test, is superior to the Pap test alone in detecting underlying cervical disease. Women age 30 and older who test negative for human papillomavirus and have normal Pap test results are at very low risk of developing cervical disease in the future. The data show a minor decrease in specificity for cervical disease with the two tests combined. Nevertheless, women age 30 and older who test positive for high-risk human papillomavirus are at significant risk of developing cervical disease.

Performance Comparison of our HPV Test and the Pap Test(1)

							Negative Predictive
				Sensitivity			Value (NPV)			Specificity
				(%)			(%)			(%)
	# of
	Women	Pr. %		PAP	HPV	HPV +	PAP	HPV	HPV +	PAP	HPV	HPV +
Population	In Study	CIN 3+(2)		Alone	Alone	PAP	Alone	Alone	PAP	Alone	Alone	PAP

France	5,671	1.25	(3)	84	100	100 (4)	99.8	100	100 (5)	95	89	NA(6)
Germany(7)	7,592	0.36		52	96	100	99.8	100	100	99	96	95
Mexico(7)	7,732	1.00		58	95	97	99.5	99.9	100	99	94	93
Costa Rica(7) (8)	8,554	0.79		78	90	94	99.7	99.9	99.9	94	94	90
South Africa	1,365	3.66	(4)	84 (4)	90 (4)	93	99.3 (4)	99.5 (4)	99.6	86 (4)	80 (4)	76

(1)	The variation in results is partially attributable to the subjective methods of determining and adjudicating actual underlying disease in the tested population.

(2)	Represents the prevalence of high-grade cervical disease in the tested population expressed in terms of study participants with cervical intraepithelial neoplasia, or CIN, grade three or higher (unless otherwise noted).

(3)	CIN grade 2 or higher.

(4)	Reanalysis of raw data at Digene—not reported in literature.

(5)	By extrapolation.

(6)	Calculation not performed in this study.

(7)	Study included women under age 30.

(8)	This study was conducted using both our hc2 High-Risk HPV DNA Test and earlier-generation hc1 HPV Test.

          These studies show the variability in the Pap test’s sensitivity from 52% to 84%, which demonstrates one of the key limitations of cytology and the Pap test.

          The predictive nature of human papillomavirus testing permits healthcare professionals to classify women who test negative for human papillomavirus as being unlikely to develop cervical disease in the foreseeable future. This may safely permit increased screening intervals, within the current guidelines, for such women, saving total costs for the healthcare professional and permitting the allocation of resources to those women who currently have cervical disease or are at significant risk for developing cervical disease in the future.

          Clinical Trial Data and Medical Practice Guidelines. Clinical evidence and medical practice guidelines published in medical journals and presented at important medical meetings have validated our products and technology platform and the role of human papillomavirus in cervical cancer. These studies and medical practice guidelines include:

•
July 2003: ACOG published new recommendations for cervical cancer screening that provide two screening options for women age 30 and older, one of which is the combined use of a cervical cytology test and an FDA-approved test for high-risk types of HPV;

•
July 2003: a study involving 7,868 women in Mexico published in Cancer Causes and Control demonstrated the high sensitivity (98.0%) and excellent negative predictive value (99.9%) of our hc2 High-Risk HPV DNA Test in combination with the Pap test and concluded that HPV testing from clinician-collected samples “is an effective alternative that can be used to increase the sensitivity of cervical cancer screening in Mexico;”

•
May 2003: a study of 8,101 women age 30 and over in Germany published in the British Journal of Cancer found that the use of our hc2 High-Risk HPV DNA Test in conjunction with the Pap test was 100% sensitive for detecting high-grade cervical disease and cancer and also had a negative predictive value of 100%;

•
April 2003: preliminary results of a study of over 12,000 women taking part in a screening trial in Switzerland presented at the EUROGIN 5th International Multidisciplinary Congress on “Preventing and Controlling Cervical Cancer in the New Millennium” showed a sensitivity for the detection of high grade cervical disease of 98.5% for the hc2 HPV Test, compared with 54.4% sensitivity for cytology;

•
November 2002: ACS published cervical cancer screening guidelines that included a preliminary recommendation that HPV testing for high-risk HPV types, together with the Pap test, be used in primary screening of women age 30 and older;

•
October 2002: a study involving 4,075 women ages 18 to 50 who attended Planned Parenthood clinics in Washington State published in JAMA demonstrated the high sensitivity (90.8%) and superior negative predictive value (99.6%) of our test compared with the Pap test (sensitivity of 61.3% and negative predictive value of 98.5%);

•
April 2002: 2001 Consensus Guidelines published in JAMA recommend HPV DNA testing in the management of women with ASC-US Pap test results. The Guidelines were sponsored by the American Society for Colposcopy and Cervical Pathology;

•
June 2001: a study involving 7,932 women in France, and published in The British Journal of Cancer, revealed that HPV testing on its own was 100% sensitive in detecting high-grade cervical lesions compared to 68% for the traditional Pap test;

•
March 2001: results of a National Cancer Institute ASC-US Low-Grade Triage Study showed that human papillomavirus testing for women with equivocal Pap test results was 96% sensitive for women with high-grade cervical disease, although the sensitivity of the Pap test was 85%; and

•	August 1999: a 22-country study completed by the International Agency for Cancer Research confirmed that human papillomavirus is the cause of cervical cancer in 99.7% of cases worldwide.

          Additionally, several studies that highlight the clinical and cost effectiveness of our DNAwithPap Test have been presented or published. In June 2003, the Journal of Obstetrics and Gynecology published two ASC-US Low-Grade Triage Study papers. One, which evaluated post-colposcopy management strategies, concluded that a single hc2 High-Risk HPV DNA Test 12 months after a colposcopy appears to be the most efficient test for identifying women with high-grade cervical disease. The second ASC-US Low-Grade Triage Study paper, which compared our hc2 High-Risk HPV DNA Test, repeat liquid cytology and immediate colposcopy for the management of ASC-US Pap test results, concluded that our test is at least as sensitive as immediate colposcopy for detecting CIN grade 3, refers less women to colposcopy than repeat liquid cytology and requires less follow-up visits than repeat liquid cytology. In May 2002, a study using a computer-based model published in JAMA concluded that adding an HPV Test to routine biennial Pap tests appears to save additional years of life at reasonable costs compared to Pap testing alone. A second study using a computer-based model, also published in the May 2002 issue of JAMA, concluded that a biennial screening program using liquid-based cytology combined with ‘reflex’ HPV DNA testing for women with ASC-US is more effective and less costly than annual conventional cytology coupled with either repeat Pap tests or colposcopy for women with ASC-US.

          We have participated in human papillomavirus clinical trials involving an aggregate of approximately 90,000 women on four continents for which the final results are being prepared for publication. These studies have been conducted by prominent medical professionals and academic and government institutions throughout the world. A majority of the studies were designed to assess the usefulness of our HPV Test in comparison to the Pap test for women age 30 and over. We believe that the completion and publication of the results of these clinical trials should help to accelerate further adoption of our HPV Test.

          Regulatory and Reimbursement Milestones. The FDA approved our PMA supplement for our DNAwithPap Test on March 31, 2003. The FDA approved our PMA supplement for our hc2 HPV Test for the detection of human papillomavirus in March 1999. In March 2000, the FDA approved our PMA supplement for our hc2 High-Risk HPV DNA Test. These approvals followed FDA approval of premarket approvals, or PMAs, to test for the presence of human papillomavirus in women with equivocal Pap tests in March 1995, and, in 1997, a PMA supplement for the use of our HPV Test using Cytyc Corporation’s ThinPrep® Pap Test sample collection system. In April 2002, we submitted a PMA supplement with the FDA seeking approval of the use of our HPV Test with TriPath Imaging, Inc.’s SurePath™ Test Pack sample collection system. In July 2002, we received notice from the FDA that the PMA supplement was not approvable as submitted. We are working with TriPath to complete additional clinical studies and to submit results of these studies to the FDA for premarket approval.

          In the United States, the American Medical Association has assigned specific Current Procedural Terminology, or CPT, codes, necessary for reimbursement, for human papillomavirus testing and the Centers for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration, or HCFA), has established Medicaid and Medicare reimbursement for our HPV Test. Third-party payors and managed care entities that provide health insurance coverage to 225 million people currently authorize reimbursement for our HPV Test as a follow-up test to categorize equivocal Pap test results. Reimbursement for this indication is now available from more than 150 payors. Third-party payors and managed care entities that provide health insurance coverage to 50 million people currently authorize reimbursement for the recently FDA-approved use of our DNAwithPap Test to adjunctively screen women age 30 and older to assess the presence or absence of significant, cancer-causing HPV types. Reimbursement for this indication is now available from more than 25 payors.

          Outside of the United States, we can market our HPV Test for use in all European countries, in South America and in all major Asian countries, including Japan. In addition, we have worked with our distribution network to establish reimbursement from third-party payors in their respective territories. We, together with our distributors, have established reimbursement for our HPV Test in Germany, the Czech Republic and Brazil. In Europe, we are working with government and ministry officials to establish appropriate reimbursement coverage for our products in the major countries in such territories.

Sales and Marketing

          We focus our sales and marketing strategy on achieving broad market acceptance of our gene-based diagnostic tests. Our initial efforts have been in the cervical cancer field where we have established our HPV Test as a leading test for the primary cause of cervical cancer, and in cytomegalovirus and hepatitis B virus testing. Over the last several years, the majority of our sales and marketing investments have been directed to the launch of our hc2 HPV Test and to build demand for our test among the medical profession, public health officials and consumers through a demand-creation marketing campaign.

          Increasing awareness of cervical cancer and our cost-effective solution is the first step in the demand-creation marketing campaign for our HPV Test. Our strategy has involved:

•	sponsoring, or participating in, major multi-center clinical trials to establish the clinical utility and cost effectiveness of our tests;

•	promoting the publication of the results of these trials in prestigious medical journals and communicating the results of these trials to the public and physicians through media awareness programs;

•	establishing widespread laboratory distribution for our HPV Test through direct sales programs, strategic alliances with major diagnostic companies and co-marketing programs with clinical reference laboratories;

•	working with managed care providers, national governments and reimbursement agencies to establish reimbursement;

•	supporting women’s health advocacy groups to call for widespread use of our HPV Test and educating consumers about the benefits of human papillomavirus testing; and

•	establishing a physician detailing sales organization in the United States.

North American Market

          There are five key elements to our initial DNAwithPap Test commercialization plan. First, we are working to formalize support of governmental agencies, medical societies and physician groups and to communicate such support to physicians and our customers. Examples of this program include recent public statements of support we have received from the Society of Gynecologic Oncologists and the Gynecologic Cancer Foundation. In July 2003, ACOG recommended the use of an FDA-approved high-risk HPV test for cervical cancer screening of women age 30 and older. In addition, several organizations are working to publish interim patient management guidelines. Second, we are partnering with women’s advocacy groups to communicate their support and to educate the public. Third, we plan to establish formalized programs to co-market the DNAwithPap Test to physicians and payors with our laboratory partners. Fourth, we plan to create demand through physician education programs, which will be driven by our recently-created physician detailing organization and third-party organizations working independently to educate physicians and women about the proper use of the combined tests. Finally, we are establishing comprehensive health insurance reimbursement, which builds on the first four parts of our strategy. These five key elements of our DNAwithPap Test commercialization plan are coordinated and balanced with our overall strategic marketing plan described in this “Sales and Marketing” section.

          We currently market our products in the United States to clinical reference laboratories through a direct sales force supported by technical and customer service representatives. We market our HPV Test to physicians through joint marketing programs with clinical reference laboratories and through co-marketing arrangements with other strategic partners. In June 2003 we completed the initial launch of the DNAwithPap Test to the laboratory market in the U.S. The full product and promotional launch is scheduled for September 2003.

          In May 2003, we entered an agreement with PDI, Inc., or PDI, pursuant to which PDI is establishing a physician detailing sales organization dedicated to educating physicians about the benefits of the DNAwithPap Test in the U.S. PDI retained a sales force of approximately 34 sales professionals, who were in place as of August 2003. Under the agreement, PDI will manage the sales professionals, but we are responsible for decisions regarding marketing, planning, strategy and detailing of our products as well as for conducting training programs for the sales professionals. The term of the Agreement is until July 21, 2004 but may be extended for one year by Digene with PDI’s consent.

          In January 2001, we entered into an exclusive agreement with Cytyc Corporation for the promotion of our hc2 HPV Test for use with Cytyc’s ThinPrep Pap Test in the United States and Puerto Rico, which expired on June 30, 2003. During the term of our agreement with Cytyc, we jointly promoted the benefits of testing for human papillomavirus with our HPV Test directly from Cytyc’s ThinPrep Pap Test sample collection vial for ASC-US screening.

          At the end of fiscal 2003, approximately 300 clinical laboratories in the United States provided testing using our HPV Test. The largest laboratory providers in the United States, such as Quest Diagnostics, Laboratory Corporation of America and ARUP Laboratories all have active programs for automatic follow-up human papillomavirus testing of equivocal results from Cytyc’s ThinPrep Pap Test specimens. These laboratories represent approximately 45% of the United States Pap testing market. In fiscal 2003, we generated approximately 28% of our total revenues from Quest Diagnostics and Laboratory Corporation of America. The combined single-sample approach enables the use of our HPV Test with Cytyc’s ThinPrep Pap Test to eliminate the need for a return office visit to collect a second sample for human papillomavirus testing.

International Markets

          Internationally, we continue to make progress in increasing the market penetration of our hc2 HPV Test, marketed as the DNAPapTM Test in cervical cancer screening programs throughout Europe, Central and South America and Asia. In fiscal 2003, we increased overall international revenue from our HPV Tests by 16% over the prior year. The foregoing comparison to fiscal

2002 does not include revenues related to minimum purchase guarantees under a distribution contract that expired on June 30, 2002.

          Europe. During fiscal 2003 we established direct sales capabilities in four major European countries: Germany, France, Italy and Switzerland. We had established operations in the United Kingdom in fiscal 2002 and established operations in Spain in early fiscal 2004. The transition from a distributor sales model to direct sales should allow for better control of our marketing programs, higher test kit margins and improved customer support. In Germany, our largest European market, approximately 170 laboratories perform our HPV Test. Acceptance of our HPV Test continues to grow among healthcare providers for use as both a primary and secondary cervical cancer screen. Our progress in Germany is due to our coordinated sales and marketing program, which includes a comprehensive physician and laboratory education program, direct-to-consumer public awareness campaigns and government education efforts.

          We also continue to focus our efforts in the United Kingdom, Ireland, Belgium and the Czech Republic, among other European countries. In the United Kingdom, our hc2 High-Risk DNA HPV Test is being used in a pilot program to incorporate HPV testing into the National Health Services’ national cervical cancer screening program. In October 2001, Belgium’s Chamber of Representatives unanimously approved a resolution calling for introduction of HPV testing into its national cervical cancer screening program. The Czech Republic enacted legislation calling for full reimbursement of HPV testing by its National Health Insurance program. In November 2000, the Czech Republic became the first European country to adopt HPV testing as a national primary screening test for cervical cancer.

          As we continue to build international sales of our products, we believe that a direct sales presence in Europe will be key to accelerating penetration of our products there. As of September 2003, in Europe, we have established distributor operations in 16 countries and subsidiaries in 6 countries. We currently offer our products, either directly or through distribution arrangements, in all European countries.

          South America. In Brazil, we are marketing our proprietary Universal Collection Medium, or UCM, which enables both cytology and HPV DNA testing to be done from one patient sample. This product was launched there in March 2002 by Digene do Brazil LTDA, our majority-owned subsidiary, and in November 2001, the Brazilian National Cancer Institute initiated a study (the INCA study) evaluating the effectiveness of both the hc2 High-Risk HPV DNA Test alone and in conjunction with our UCM Pap. The UCM Pap testing system allows for molecular diagnostic testing of HPV and other infectious agents and liquid-based Pap testing from a single clinical specimen. The INCA study was completed in December of 2002, and the results will be used to aid the Brazilian Ministry of Health in its decision regarding the implementation of the UCM system and the hc2 High-Risk DNA HPV Test throughout Brazil.

          Asia. We expect sales growth in Japan where, in October 2001, we received approval from the Japanese Ministry of Health, Labor and Welfare to market our hc2 test for chlamydia, or CT, and gonorrhea, or GC, and, in February 2002, we received marketing approval for our HPV Test. Mitsubishi Chemical Corporation distributes both our HPV and CT/GC Tests in Japan. We continue to work effectively with independent distributors throughout most of South America, Asia and the remaining countries in which we sell our products.

          Significant Distribution Agreements. We had previously entered into marketing and distribution arrangements with Abbott Laboratories and Roche Molecular Systems, Inc. to distribute our products in Europe, Africa and the Middle East. As further described below, in fiscal 2002 both of these arrangements terminated as to our HPV products, subject to a non-exclusive wind-down distribution period for Roche.

          In May 1999, we entered into a marketing and distribution agreement with Abbott Laboratories for the sale and marketing of our HPV Test and other Hybrid Capture products in Europe, Africa and the Middle East and our hc2 Chlamydia and Gonorrhea Tests in the United States. On April 30, 2002 Abbott’s non-exclusive distribution wind-down period ended for our HPV and chlamydia and gonorrhea products in Europe, Africa and the Middle East. We terminated Abbott’s rights to distribute our CMV Tests in Europe on June 30, 2003, subject to a non-exclusive wind down right to sell products in inventory until December 7, 2003. Under the marketing and distribution agreement, which expires on December 31, 2003, Abbott currently is a non-exclusive distributor for our HBV Tests.

          On April 29, 2001, we entered into a letter agreement with Roche Molecular Systems, which we refer to as the Roche Distribution Contract, that established Roche Molecular Systems, or Roche, as the co-exclusive distributor of our HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002. In June 2002, we adopted as our sole strategy the direct distribution of our products in Europe, Africa and the Middle East. On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. On December 20, 2002, we amended the Roche Distribution Contract to terminate the wind-down period on December 31, 2002 and to establish the procedures for our repurchase from Roche of HPV-related testing equipment purchased from us by Roche under the Roche Distribution Contract. We consummated the repurchase of the HPV equipment from Roche on January 6, 2003.

          Our revenues from North American operations for fiscal 2001, 2002 and 2003 were approximately 19,620,000, 30,592,000 and 46,280,000, respectively, while our revenues from foreign operations for fiscal 2001, 2002 and 2003 were approximately 14,577,000, 18,256,000 and 16,822,000, respectively.

Research and Development

          One of our key goals is to expand continually our core technology and expertise in molecular diagnostics in order to remain at the forefront of DNA testing for infectious diseases and to capture new high-growth and high-margin market opportunities. To achieve this goal, we have invested aggressively in research and development and particularly in clinical trials to validate the performance of our products, product candidates and new indications for our products.

          Our research and development programs are geared to deliver continuing improvements in the detection of cervical cancer and its precursors, and sexually transmitted infections, including human papillomavirus, chlamydia and gonorrhea, and we seek to enhance our technological strength in these areas. We have developed our tests so that they can be performed on samples collected for routine liquid-based Pap tests, and we have developed our proprietary single patient sample system for HPV, chlamydia and gonorrhea testing. We are developing

UCM, which will allow simultaneous DNA testing for the infectious agents highlighted above, liquid cytology capabilities, gene expression analysis and detection of proteins by immunoassay methods.

          Our research and development investments continue to be directed at productivity improvements for HPV testing, new indications for our technology and associated regulatory approvals. In the first half of fiscal 2004 we expect to submit a PMA supplement for the use of the hc2 High-Risk HPV DNA Test on the Rapid Capture System and we also expect to submit 510(k)’s to the FDA for approval to use the Cytyc ThinPrep vial as a specimen for testing with our Chlamydia and Gonorrhea tests. During fiscal 2004 we will continue development work on our next generation cervical cancer screening systems. These activities include work on Hybrid Capture 3, our UCM and new molecular markers for use in conjunction with our HPV tests.

          We spent approximately $8,120,000, $9,265,000 and $10,262,000 on research and development in fiscal 2001, 2002 and 2003, respectively.

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

1.	Release DNA from cells. Alkali is added to the clinical specimen to make the target DNA molecules single-stranded and accessible for hybridization.

2.	Hybridize DNA with RNA probe. The specimen is transferred to a container and a single-stranded RNA probe that is complementary to the target DNA sequence is added to the solution and heated. The RNA probe finds its complementary DNA target sequence and attaches or binds (hybridizes) to it, forming a double-stranded RNA:DNA hybrid complex. If there is no target DNA sequence in the sample, the RNA probe remains free in solution or unbound, and no RNA:DNA hybrid is formed.

3.	Capture RNA:DNA hybrids onto a solid phase. The sample is then transferred to a second container that has been coated with our proprietary antibodies that specifically recognize and bind to RNA:DNA hybrids. During this process, the RNA:DNA hybrids are captured or bound onto the microplate surface by the antibodies.

4.	React captured hybrids with multiple antibody conjugates. A second antibody is added to the solution, which recognizes and binds to the RNA:DNA hybrids that are captured onto the surface of the container. This antibody is labeled with alkaline phosphatase, an enzyme, that, in the presence of chemicals such as dioxetanes, produces light and acts as a signal amplifier.

5.	Detect amplified chemiluminescent or fluorescent signal. The container is washed to remove all of the unbound or free components while the RNA:DNA hybrids and the labeled antibody remain bound to the container. Chemicals are added that react with the alkaline phosphatase to produce light, and the light is detected with a highly sensitive instrument called a luminometer.

Advantages of Our Technology

          Our Hybrid Capture technology provides several advantages over existing technologies specific to the diagnostic testing market.

•	Accuracy. In a clinical setting, tests based on our Hybrid Capture technology have proven in many cases to be superior to conventional diagnostic testing and to have sensitivity equal to or better than target amplification methods like polymerase chain reaction, with equal or better specificity. The results from the National Cancer Institute ASC-US Low-Grade Triage Study show that our HPV Test is 96% sensitive versus 85% for the Pap test, with similar specificity. In addition, our hc2 Chlamydia Test is capable of detecting chlamydia in up to 98% of the cases in which the disease is present. Tests based on our Hybrid Capture technology are highly reproducible and minimally susceptible to clinical variability.

•	Single-Sample, Multi-Test Efficiency. We are the first to develop FDA-approved or cleared tests that detect human papillomavirus, chlamydia and gonorrhea from a single patient sample. The ability to perform multiple tests from a single patient sample provides greater convenience for patients and physicians, may reduce healthcare costs associated with frequent patient visits and testing and improves efficiency.

•	Patient Care. Our tests help diagnose the presence or extent of disease at an early stage and clarify uncertain test results obtained under other diagnostic methods. For example, our HPV Test enables patients who are at risk of high-grade cervical disease to receive treatment early on, reducing patient anxiety associated with uncertainty and significantly reduces unnecessary invasive procedures. In addition, our tests can monitor the progression of a disease, detect an individual’s risk of developing a disease or, in the case of our blood virus tests, determine a patient’s response to a specific treatment.

•	Cost Effectiveness. The higher accuracy and sensitivity of our tests may reduce the overall patient management costs and eliminate costs associated with late diagnosis of disease, equivocal test results and false negative diagnoses. This potential for cost reduction arises because the higher accuracy reduces the need for follow-up exams, allows healthcare resources to be focused on patients who have, or are at a higher risk of developing, disease and avoids the expenditure of resources on those patients at least risk. In addition, the simple form and automation capabilities of our tests allow ease of laboratory use, reducing overall processing costs.

•	Scalable. Our hc2 platform offers potential automation with the Rapid Capture System, which serves as the automation platform we developed for large-scale diagnostic testing. The Rapid Capture System is a robotic pipetting and microplate handling instrument that allows a single lab technician to run up to 4 microplates, or more than 350 specimens, in a single 8 hour lab shift, meeting the demands of high volume testing.

Facilities and Manufacturing

          We lease approximately 90,000 square feet of office and manufacturing space in Gaithersburg, Maryland. Our lease expires December 31, 2009 and we have the ability to extend the lease for two five-year terms. We also lease office and sales operations facilities in the United Kingdom, Germany, Switzerland, France, Italy and Spain, which run in length from month-to-month to five years. We also utilize third-party warehouse facilities in Germany and the United Kingdom to support our European operations.

          We combine more than 200 biological reagents, inorganic and organic reagents and kit components to manufacture our finished test kits. Biological reagents include DNA and RNA probes, antibodies and detection reagents. These biological reagents are currently manufactured in our Gaithersburg facility, which received validation approval from the FDA in September 2000. We purchase many of these components and reagents, which are readily available from a variety of manufacturers, from outside suppliers. We believe that we currently have sufficient manufacturing capacity for our existing demand and that our Gaithersburg facility will allow us to expand our production capability to satisfy demand for the foreseeable future.

          We have established a quality control program, including a set of standard manufacturing and documentation procedures, intended to ensure that our products are manufactured and tested in accordance with the FDA’s Quality System Regulation, or QSR, which imposes current Good Manufacturing Practice requirements. We received ISO 9001 certification in June 1999 and ISO 13485 certification in July 2003.

          Beginning December 7, 2003, to place our in vitro diagnostic products on the market in countries in the European Union, we must comply with the European Union’s IVDD regulations, which includes labeling our products with a CE mark to indicate compliance with certain European Community requirements, including product standards, and ensuring that our products meet those requirements. We are working to comply with the IVDD and expect to have our existing products compliant by December 7, 2003.

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

          Through a license with Georgetown University, we have obtained exclusive, worldwide rights to a United States patent application and corresponding foreign patents and patent applications relating to human papillomavirus type 52 and to a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. Unless terminated earlier, the Georgetown license will terminate upon the last to expire of the licensed patent rights. The issued patents relating to human papillomavirus type 52 will expire in 2014 in the United States and in 2009 in Europe. A corresponding foreign patent relating to human papillomavirus type 52 was issued in Japan in 2000. The L1-related patent will expire in 2008 in the United States and in 2006 in Europe. We are obligated to make royalty payments to Georgetown University based on the percentage of net sales of products incorporating the licensed technologies.

          Through a license with Kanebo, Ltd., we have obtained exclusive worldwide rights (except for Japan where Kanebo retained the right to grant a non-exclusive sublicense to Toray Industries, Inc.) to use human papillomavirus type 58 provided by Kanebo to develop, manufacture, use, distribute and sell products. Unless terminated earlier, the Kanebo license expires on the later to occur of January 1, 2010 or the expiration of any patent relating to human papillomavirus type 58 issued to Kanebo on its patent application.

Government Regulation

          The medical devices marketed and manufactured by us are subject to extensive regulation by the FDA and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the related regulations, the FDA regulates product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales and distribution of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances and/or approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device that we manufacture or distribute.

          In the United States, medical devices and diagnostics are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling and adherence to quality and safety requirements, or QSR), and class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive premarket approval (PMA) by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-

supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

          Before a new device can be introduced into the market, the manufacturer generally must obtain premarketing clearance through the filing of a 510(k) notification or premarket approval through the filing of a PMA application.

          A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed class I or II medical device or to a pre-amendment class III medical device (i.e., on the market on or before May 28, 1976) for which the FDA has not called for a PMA. It generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data is needed before a substantial equivalence determination can be made, either of which could delay market introduction of a new product. A request for additional data may require that clinical studies of the device’s safety and effectiveness be performed. Additionally, any modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitutes a major change to the intended use of the device will require a new 510(k) notification or PMA application.

          A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device or if it is a pre-amendment class III device for which the FDA has called for a PMA. A PMA application must be supported by valid scientific evidence, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device in addition to device labeling and advertising literature.

          If a PMA application is accepted for filing, the FDA begins an in-depth review of the submission. FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The PMA review process includes an inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with the applicable QSR requirements. In addition, an advisory committee made up of clinicians and/or other appropriate experts is typically convened to evaluate the application and make recommendations to the FDA as to whether the device should be approved. The PMA process can be expensive, uncertain and lengthy.

          Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. PMA supplements often require the submission of the same type of information required for an initial PMA application, but limited to the information necessary to support the proposed change.

          Although clinical investigations of most devices are subject to the investigational device exemption, or IDE, requirements, clinical investigations of in vitro diagnostic (IVD) tests are exempt from the IDE requirements, including FDA approval of investigations, provided the testing meets certain exemption criteria. IVD manufacturers must also establish distribution controls to assure that IVDs distributed for the purpose of conducting clinical investigations are used only for that purpose and not improperly commercialized.

          Export of products subject to the 510(k) clearance requirements, but not yet cleared to market, are permitted provided certain requirements are met. Unapproved products subject to the PMA requirements must be approved by the FDA for export under certain circumstances. To obtain FDA export approval, certain requirements must be met and information must be provided to the FDA, including, with some exceptions, documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data for the devices.

          We are exporting our HPV Test as a stand-alone primary cervical cancer screening test prior to obtaining PMA approval for this use in the United States. We are also exporting our HBV Test for clinical use abroad prior to pursuing PMA approval in the United States. Exportation of the HPV Test as a primary cervical cancer screening test and export of the HBV Test can be undertaken without prior FDA approval of a PMA provided, among other things, that:

          •     the marketing of these tests is not contrary to the laws of the country to which they are intended for import,

          •     they are manufactured in substantial conformance with the QSR, and

          •     we have valid marketing authorization by any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland or South Africa.

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

          The FDA actively enforces regulations prohibiting the promotion of devices for unapproved (off label) uses and the promotion of devices for which premarket clearance or approval has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA and possible limitations on the promotion of our products.

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

          The Federal Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with the QSR which imposes certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Noncompliance with the QSR can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

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

          The European Union’s IVDD went into effect in June 2000. Beginning December 7, 2003, to place our in vitro diagnostic products on the market in countries in the European Union, we must comply with the IVDD regulations, which include labeling our products with a CE mark to indicate compliance with certain European Community requirements, including product standards, and ensuring that our products meet those requirements. We are working to comply with the IVDD and expect to have our existing products compliant by December 7, 2003.

Competition

          The medical diagnostics and biotechnology industries are subject to intense competition. Our competitors in the United States and abroad for gene-based diagnostic probes include Roche Diagnostics, Abbott Laboratories, Bayer Corporation, Chiron Corporation and Gen-Probe Incorporated. We believe the primary competitive factors in the market for gene-based probe diagnostics and other screening devices are clinical performance and reliability, ease of use, cost, proprietary position, the competitor’s share of the existing market, access to distribution channels, regulatory approvals and availability of reimbursement.

          Other companies, including large pharmaceutical and biotechnology companies, may enter the market for gene-based probe diagnostics. Some of our products compete against existing screening, monitoring and diagnostic technologies, including the tissue culture and antigen-based diagnostic methodologies.

          In marketing our HPV Tests for the cervical cancer screening and prevention, we compete with well-established procedures, such as Pap testing, colposcopy and biopsy, that have a long history of use and are widely accepted as an inexpensive (in the case of the Pap test) and, with regular use, adequate screening tests for cervical cancer. Future technological advancements designed to improve quality control over sample collection and preservation and to reduce the Pap testing’s susceptibility to human error may serve to increase physician reliance on the Pap test and solidify its market acceptance. Further, when marketed as an adjunct to the Pap test for primary screening in the United States, our HPV Tests may be seen as adding unnecessary expense to the accepted cervical cancer screening methodology. Consequently, our HPV Tests may not be able to attain market acceptance as primary screening tests.

          In June 2002, Insitut Pasteur announced that it had transferred its human papillomavirus intellectual property estate to F. Hoffman-La Roche Ltd., which included an assignment of the cross license between Digene and Institut Pasteur. Based upon the human papillomavirus types Roche acquired access to as a result of the transfer by Institut Pasteur, the human papillomavirus types covered by Roche’s own patents and the human papillomavirus types that are publicly available, we believe Roche has the ability to develop a human papillomavirus test that would be competitive with our HPV Test in the marketplace. We can provide no assurance that we will be able to compete successfully against Roche if it markets a human papillomavirus test competitive with our HPV Test.

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

Employees

          At June 30, 2003, we had 297 employees, including 53 in research and development, 91 in manufacturing, including quality assurance, 78 in sales and marketing and 75 in accounting, finance, administration and regulatory affairs. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are good.

Principal Executive Offices

          We were incorporated in Delaware in 1987. Our principal executive offices are located at 1201 Clopper Road, Gaithersburg, Maryland 20878.

Available Information

          For more information about us, visit our web site at www.digene.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge through our web site as soon as reasonably practicable after we electronically file with or furnish them to the U.S. Securities and Exchange Commission.

ADDITIONAL CONSIDERATIONS

We have incurred net losses to date and need to continue to spend substantial funds. We may not remain profitable.

          We have had substantial operating losses since incorporation in 1987. We turned profitable during the fourth quarter of fiscal 2003, but prior to that we never earned a profit. At June 30, 2003, our accumulated deficit was approximately $71,365,000. Previous losses have resulted principally from:

•	expenses associated with our research and development programs;

•	our sales and marketing activities in the United States and internationally; and

•	other expenses, including administrative and facilities costs.

Historically, our net losses were $6,480,997 in fiscal 2001 and $9,396,616 in fiscal 2002, and $4,323,511 in fiscal 2003. We expect to remain profitable through fiscal 2004, but we may be unable to generate sufficient revenues to remain profitable.

Our HPV Test and other products may not be fully accepted by physicians, laboratories and health insurance providers.

          Our growth and success will depend upon market acceptance by physicians, laboratories and health insurance providers of our HPV Test as a primary cervical cancer screening method and as a follow-up screening method for women with equivocal Pap tests. This requires acceptance of our HPV Test as a clinically useful and cost-effective alternative to the Pap test and follow-up procedures, such as repeat Pap tests, colposcopy and biopsy. Because human papillomavirus testing applies a new gene-based technology and testing approach, our HPV Test may not be readily accepted. Our products and product candidates, other than our HPV Test, are similarly dependent upon acceptance by physicians, laboratories and health insurance payors.

          Furthermore, technological advancements designed to improve quality control over sample collection and preservation and to reduce the Pap test’s susceptibility to human error may increase physician reliance on the Pap test and solidify its market position as the most widely used screen for cervical cancer. In particular, in marketing our HPV Test along with the Pap test for primary screening in the United States, our HPV Test may be seen as adding unnecessary expense to the generally accepted cervical cancer screening methodology.

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

We may not be able to successfully maintain and grow our sales and marketing infrastructure in Europe.

          We had previously used third-party distributors to distribute and market our products in Europe. During the 2003 fiscal year, we continued and accelerated our establishment of sales and marketing infrastructure in Europe, Africa and the Middle East. We expect to continue to expend significant resources to grow and maintain that infrastructure. Our revenues and operating results could be hurt by our inability to successfully grow and maintain our distribution infrastructure or our inability to effectively market our diagnostic products in Europe.

We are subject to extensive government regulation and may not obtain approval or clearance for our products and product candidates.

          Each of our products and product candidates are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act. Governmental bodies in other countries have similar, extensive regulations. FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales and distribution.

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

          Our cleared or approved devices, including our tests and related equipment, are subject to numerous post-market requirements. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements, including the QSR. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

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

          We have developed viral tests that we distribute in the United States on a research use only, or RUO, basis. Failure by us or recipients of our RUO devices to comply with the regulatory limitations on the distribution and use of RUO devices could result in enforcement action by the FDA that would adversely affect our ability to distribute the tests prior to obtaining FDA clearance or approval for them.

          The FDA may refuse to grant export approval when such approval is necessary or may revoke such approval, and countries to which the devices are to be exported may not approve the devices for import. Failure on our part to obtain and maintain export approvals when required, could significantly delay and impair our ability to export our products, such as our HPV Test for primary cervical cancer screening, and could have a material adverse effect on our business, financial condition and results of operations.

          We may not be able to comply with the requirements for exporting our products to other countries without prior FDA approval, and the FDA may not grant specific export approval. Our failure to comply with the requirements for exporting our products to other countries without prior FDA approval, or otherwise to meet the FDA export approval requirements, could have a material adverse effect on our business, financial condition and results of operations.

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

          We must comply with the regulations of other governmental authorities in countries where we distribute our products. Any failure to comply with such regulations, including the IVDD regulations, could subject us to regulatory action and could adversely affect our ability to distribute our products outside the U.S., which could have a negative effect on our business.

We may be exposed to product liability claims, possible product recalls and improper product usage or product loss for which our insurance may be inadequate.

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

          Additionally, product recalls have occurred from time to time in the past and may be necessary from time to time, either voluntarily on our part or at the direction of the FDA or other government agencies. We can provide no assurance that product recalls will not occur in the future or that, if such recalls occur, such recalls will not adversely affect our business, financial condition or reputation.

          Our products require refrigeration to maintain efficacy. Improper storage of our products by customers or inadequate refrigeration due to loss of electrical power or other factors beyond the control of our customers could lead to loss of product for which replacement products would be required. In the event of a widespread geographic loss of electrical power, the negative effect on our business could be substantial.

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

          In June 1999, Enzo Biochem, Inc. filed an action in the United States District Court for the Southern District of New York against the following defendants, Chugai Pharmaceutical Co., Ltd. and its subsidiaries, Chugai Pharma U.S.A., Inc. and Gen-Probe Incorporated, bioMerieux, Inc. and Becton Dickinson and Company for infringement of Enzo’s United States patent no. 4,900,659. In January 2001, the court granted a summary judgment motion in favor of each of the defendants. In July 2002, a panel of the Federal Circuit, after having previously affirmed the district court’s decision, granted Enzo’s petition for rehearing, reversed the district court’s order granting summary judgment and remanded the case to the district court for further proceedings and factual findings. In October 1999, Enzo contacted us to determine whether our hc2 Gonorrhea Test might infringe such patent. We have evaluated this matter and its potential impact on our Gonorrhea Test. After consultation with our patent counsel, we believe that the Enzo United States patent is invalid and not infringed. We have also consulted with German counsel regarding Enzo’s European counterpart to this patent and believe that, like the U.S. patent, the European counterpart patent is also invalid and not infringed. It is possible that we could become involved in litigation with Enzo and/or have to seek a license from Enzo.

          In July 2001, Institut Pasteur notified us that Institut Pasteur was granted a new U.S. patent concerning the HBV genome and requested information from Digene regarding products that may use the technology described in this recently issued patent. It is possible that we may have to seek a license from Institut Pasteur.

Ongoing litigation may result in financial losses or harm to our reputation and diverts management resources.

          On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On March 5, 2003, the Court granted our motion to amend. No trial date has been set.

          On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We are seeking a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that we have infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases have now been consolidated and discovery has commenced. We have filed counterclaims against Enzo Biochem for various business-related tortious conduct. The Court has denied Enzo Biochem’s motion to dismiss our counterclaims and has granted Digene’s motion to amend our counterclaims to include inequitable conduct claims. We do not believe we are infringing such patent and will go forward with the action for declaratory judgment and continue vigorously defending against Enzo’s claim of patent infringement. The Court has indicated that a trial in this matter will be held on March 22, 2004.

          Such current litigation is expensive and we can provide no assurance that we will be successful. In addition, such litigation may result in financial losses or harm to our reputation and diverts management resources from our core business.

Other companies may develop and market human papillomavirus tests competitive with our HPV Test.

          In June 2002, Insitut Pasteur announced that it had transferred its human papillomavirus intellectual property estate to F. Hoffman-La Roche Ltd., which included an assignment of the cross license between Digene and Institut Pasteur. Based upon the human papillomavirus types Roche acquired access to as a result of the transfer by Institut Pasteur, the human papillomavirus types covered by Roche’s own patents and the human papillomavirus types that are publicly available, we believe Roche has the ability to develop a human papillomavirus test that would be competitive with our HPV Test in the marketplace. We can provide no assurance that we will be able to compete successfully against Roche if it markets a human papillomavirus test competitive with our HPV Test.

          On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-

defendant, as well as additional claims against Ventana. On March 5, 2003, the Court granted our motion to amend. No trial date has been set.

          We are also aware that a significant number of laboratory organizations and other companies are developing and using internally developed, or “home-brew,” human papillomavirus tests. We are monitoring these activities.

Single suppliers or a limited number of suppliers provide key components of our products. If these suppliers fail to supply these components, we may be unable to satisfy product demand which would negatively impact our revenues.

          Several key components of our products come from, or are manufactured for us by, a single supplier or limited number of suppliers. This applies in particular to three components: first, Tropix, a subsidiary of Applied Biosystems Group, supplies us with chemiluminescent substrates (used to create a chemical reaction that causes light in connection with our Hybrid Capture signal amplified molecular technology), second, Qiagen Instruments supplies us with the Rapid Capture System that serves as the automation platform developed for large-scale diagnostic testing using the Hybrid Capture technology and, third, Corning supplies us with the 96-well microplate. Tropix has been one of our suppliers since 1996. We entered into an agreement with Qiagen Instruments in January 2001 pursuant to which they supply us with the Rapid Capture System. Corning has been one of our suppliers since 1996. In some cases, the supplier is not required to supply us with specified quantities over longer periods of time or set-aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components and it may be difficult to find alternative suppliers, especially to replace Tropix, Qiagen Instruments and Corning. If our product sales increase beyond the forecast levels, or if our suppliers are unable or unwilling to supply us on commercially acceptable terms, we may not have access to sufficient quantities of key components on a timely basis and may be unable to satisfy product demand.

          In addition, if any of the components of our products are no longer available in the marketplace, we may be forced to further develop our products or technology to incorporate alternate components. The incorporation of new components into our products may require us to seek approvals from the FDA or foreign regulatory agencies prior to commercialization.

We may encounter difficulties expanding our manufacturing operations. We depend on a single facility for the manufacture of all of our products.

          If product sales increase, we will have to scale-up our manufacturing processes and facilities. We may encounter difficulties in scaling-up manufacturing processes and may be unsuccessful in overcoming such difficulties. In such circumstances, our ability to meet product demand may be impaired or delayed.

          We have a single manufacturing facility located in Gaithersburg, Maryland. This facility is subject, on an ongoing basis, to a variety of quality systems regulations, international quality standards and other regulatory requirements, including the QSR and good manufacturing practices requirements. We may encounter difficulties expanding our manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand.

          We face risks inherent in operating as a single facility for the manufacture of our products. We do not have alternative production plans in place or alternative facilities available should our Gaithersburg, Maryland manufacturing facility cease to function. These risks include unforeseen plant shutdowns due to personnel, equipment, regulatory or other factors, and the resulting inability to meet customer orders on a timely basis.

Our international sales are subject to currency, market and regulatory risks that are beyond our control.

          For fiscal 2003, we derived approximately 19% of our consolidated revenues from the international sales of our products and services in foreign currencies and we expect that international sales will continue to account for a large portion of our sales. Changes in the rate of exchange of foreign currencies into United States dollars have and may hurt our revenues and results of operations.

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

          In addition, our quarterly operating results have fluctuated in the past. We believe that these results may continue to fluctuate in the future with lower product revenues in our first and second fiscal quarters (July 1 through December 31) as compared with our third and fourth quarters of each fiscal year. The lower demand for preventative diagnostic procedures, like our HPV Test and the Pap test, during the summer months and the December holiday season in the United States and Europe primarily causes this fluctuation.

We expect that our common stock price will be highly volatile.

          The realization of any of the risks described in this “Additional Considerations” section or other unseen risks could have a dramatic and adverse effect on the market price of our common stock. Additionally, market prices for securities of biotechnology and diagnostic companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that are unrelated to the operating performance of any one company. In particular and in addition to the other risks described elsewhere in this “Additional Considerations” section, the following factors can adversely affect the market price of our common stock:

•	failure to successfully achieve our financial expectations;

•	announcements of technological innovation or new diagnostic products by others;

•	general market conditions;

•	any failure of our research and development or regulatory approval process; and

•	changes in government regulation or patent decisions.

We may need to raise additional funds in the future. If we are unable to obtain adequate funding, our operations may be adversely affected.

          We turned profitable during the fourth quarter of fiscal 2003 and we believe that our existing capital resources will be sufficient to meet the anticipated cash needs of our current business at least through calendar year 2004. Net cash used in our operating activities was approximately $1,834,000 for the fiscal year ended June 30, 2003. However, if we incur operating losses during or after fiscal 2004 or if one or more of the events described in these “Additional Considerations” actually occurs, we may have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others or through alternative sources. Any equity financing would dilute our then current stockholders. We do not have any committed sources of additional financing. Additional funding, if necessary, may not be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to some of our technologies, product candidates, products or potential markets.

Members of our management together own a substantial interest in us, giving them effective control of the election of directors and stockholder matters.

          As of September 9, 2003, our Chairman and Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer beneficially owned an aggregate of approximately 22.5% of our outstanding shares of common stock. As a result, these officers, acting together, effectively control the election of directors and matters requiring approval by our stockholders.

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

          We also lease office and sales operations facilities in the United Kingdom, Germany, Switzerland, France, Italy and Spain, which run in length from month-to-month to five years. We also utilize third-party warehouse facilities in Germany and the United Kingdom to support our European operations.

ITEM 3. LEGAL PROCEEDINGS

          On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On March 5, 2003, the Court granted our motion to amend. No trial date has been set.

          On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We are seeking a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that we have infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases have now been consolidated and discovery has commenced. We have filed counterclaims against Enzo Biochem for various business-related tortious conduct. The Court has denied Enzo Biochem’s motion to dismiss our counterclaims and has granted Digene’s motion to amend our counterclaims to include inequitable conduct claims. We do not believe we are infringing such patent and will go forward with the action for declaratory judgment and continue vigorously defending against Enzo’s claim of patent infringement. The Court has indicated that a trial in this matter will be held on March 22, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS

          Not applicable.

EXECUTIVE OFFICERS OF DIGENE

Name	Age	Positions with the Company

Evan Jones(1)	46	Chief Executive Officer and Chairman of the Board

Charles M. Fleischman(2)	45	President, Chief Operating Officer and Chief Financial Officer

Robert McG. Lilley(3)	58	Senior Vice President, Global Sales and Marketing

Attila T. Lorincz, Ph.D.(4)	48	Senior Vice President and Chief Scientific Officer

Belinda O. Patrick(5)	47	Senior Vice President, Manufacturing Operations

Joseph P. Slattery(6)	38	Senior Vice President, Finance and Information Systems

Donna Marie Seyfried(7)	45	Vice President, Business Development

(1)	Mr. Jones joined Digene in July 1990 as Chief Executive Officer. He was elected to serve on the Board of Directors in July 1990 and became Chairman of the Board in September 1995. He served as our President from July 1990 to June 1999. From 1988 to September 1990, Mr. Jones was President of Neomorphics, Inc. Between 1987 and 1990, he was first an associate and then a partner with the CW Group, a health care venture capital firm. From 1983 to 1987, Mr. Jones was employed by The Perkin-Elmer Corporation. Mr. Jones is a member of the Board of Directors of the Children’s Research Institute at the Children’s National Medical Center and the Board of Visitors of the University of Maryland College of Life Sciences. Mr. Jones received a B.A. in Biochemistry from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Jones is a stepbrother of Mr. Whitehead, a member of Digene’s Board of Directors.

(2)	Mr. Fleischman has served as our President since June 1999, as Chief Financial Officer since March 1996 and as Chief Operating Officer since September 1995. He also served as our Executive Vice President from July 1990 to June 1999. From 1987 to 1990, he was a Vice President and then Associate Director in the Investment Banking Group of Furman Selz (now ING Group), New York, New York. From 1986 to 1987, Mr. Fleischman was a founder and Managing Director of Intercapital Brokers, Ltd., London, England. Mr. Fleischman is a member of the Board of Directors of the Advanced Medical Technology Association (AdvaMed). Mr. Fleischman received an A.B. in History from Harvard University and an M.B.A. from The Wharton School at the University of Pennsylvania.

(3)	Mr. Lilley has served as our Senior Vice President, Global Sales and Marketing since June 1999, and before that as our Vice President, Sales and Marketing from July 1998 until June 1999, and as General Manager for Digene Europe from March 1997 until July 1998. From September 1994 to February 1997, Mr. Lilley was General Manager for Europe, Middle East & Africa for Alltel Healthcare Information Services.

(4)	Dr. Lorincz has served as our Senior Vice President and Chief Scientific Officer since January 2000. He previously served as our Vice President, Research and Development and Scientific Director from January 1991 to January 2000. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees.

(5)	Ms. Patrick has served as our Senior Vice President, Manufacturing Operations since May 2001. Prior to joining Digene, Ms. Patrick served as Vice President, Maryland Operations for Invitrogen Corporation from September 2000 to January 2001 and for Life Technologies, Inc. from February 1998 to September 2000. She previously served as Vice President, Regulatory Affairs and Quality Assurance for Life Technologies, Inc. from January 1995 to February 1998.

(6)	Mr. Slattery has served as our Senior Vice President, Finance and Information Systems since September 2002. Previously, he served as our Vice President, Finance from July 1999 to September 2002 and as Controller from February 1996 to July 2000.

(7)	Ms. Seyfried has served as our Vice President, Business Development since October 1996. Ms. Seyfried served as Senior Director, Business Development of The Perkin-Elmer Corporation from March 1993 to September 1996.

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

	High	Low

Fiscal 2003
Fourth quarter	$29.05	$18.21
Third quarter	18.00	10.02
Second quarter	11.46	7.03
First quarter	11.78	6.22
Fiscal 2002
Fourth quarter	$36.57	$8.85
Third quarter	37.32	21.45
Second quarter	39.00	24.76
First quarter	39.50	22.00

          On September 9, 2003, the closing sale price for our common stock, as reported by the NASDAQ National Market, was $38.60. As of September 9, 2003, our common stock was held by 150 holders of record.

          We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

          The selected consolidated financial data set forth below with respect to Digene’s Consolidated Statements of Operations for the fiscal years ended June 30, 2001, 2002 and 2003 and with respect to Digene’s Consolidated Balance Sheets at June 30, 2002 and 2003 are derived from the audited Consolidated Financial Statements of Digene, which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended June 30, 1999 and 2000 and Consolidated Balance Sheet data at June 30, 1999, 2000 and 2001 are derived from Consolidated Financial Statements of Digene not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,
	1999	2000	2001	2002	2003

		(in thousands, except per share loss)
Consolidated Statement of Operations Data:
Revenues:
Product sales (1)	$17,014	$22,287	$32,706	$45,750	$62,440
Distribution contract (1)	—	—	838	2,357	—
Other revenues	453	757	653	741	662

Total revenues	17,467	23,044	34,197	48,848	63,102
Costs and expenses:
Cost of product sales (1)	6,389	7,919	12,553	12,938	13,383
Research and development	4,643	6,123	8,120	9,265	10,262
Selling and marketing (1)	10,254	10,652	12,548	19,835	27,913
General and administrative	5,957	6,346	8,336	14,024	16,642
Abbott termination fee	—	—	—	2,500	—
Amortization of intangible assets	150	150	150	150	—

Total costs and expenses	27,393	31,190	41,707	58,712	68,200
Loss from operations	(9,926)	(8,146)	(7,510)	(9,864)	(5,098)
Interest income	985	1,050	1,194	729	593
Interest expense	(30)	—	(11)	(32)	(273)
Other income (expense)	(184)	513	(37)	(20)	678

Loss from operations before income taxes	(9,155)	(6,583)	(6,364)	(9,187)	(4,100)
Provision for income taxes	149	184	117	210	224

Net loss	$(9,304)	$(6,767)	$(6,481)	$(9,397)	$(4,324)
Basic and diluted net loss per share (2)	$(0.65)	$(0.44)	$(0.39)	$(0.54)	$(0.24)
Weighted average shares outstanding (2)	14,354	15,296	16,557	17,361	18,136

	June 30,
	1999	2000	2001	2002	2003

Consolidated Balance Sheet Data:
Working capital	$20,499	$24,268	$26,905	$39,828	$36,119
Total assets	28,108	35,785	48,195	67,241	63,375
Long-term debt, less current maturities	—	—	1,000	3,690	2,154
Accumulated deficit	(48,720)	(55,487)	(61,968)	(71,365)	(75,688)
Total stockholders’ equity	23,687	29,425	26,334	39,639	43,006

(1)	Certain amounts have been reclassified to conform to current year presentation.

(2)	Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-K. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; our ability to scale up our manufacturing to the extent product sales increase; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; uncertainty of clinical trial results for our products in development; risk that other companies may develop and market HPV tests competitive with our own; uncertainty regarding patents and propriety rights in connection with our products and products in development; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of future profitability and cash generation from operations; our ability, if necessary, to obtain requisite additional financing to fund our operations beyond calendar year 2004; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Additional Considerations” beginning on page 27.

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

          Our revenues have been derived primarily from the sales of our HPV Tests, which, for fiscal 2003, accounted for 81% of total revenues. We expect that the growing acceptance of our HPV Tests in both the United States and abroad will continue to drive the growth in revenues from our HPV Tests in the future.

          In fiscal 2003, our gross margins improved substantially over the prior fiscal year. In fiscal 2004, we believe that we will be able to sustain gross margins consistent with, or better than, fiscal 2003 as we continue to scale up our manufacturing operations and realize expanded margins as a result of our direct distribution efforts in Europe.

          We believe that continuing to substantially increase our investment in sales and marketing and in research and development is essential to allow us to capitalize more fully on the potential of our HPV Tests and our core technology. We will continue to invest heavily in our direct sales organization and marketing activities in the United States while also expanding our direct European distribution operation. We also expect to moderately increase our expenditures in the development of our next-generation Hybrid Capture 3 and 4 platforms and clinical trial activities for human papillomavirus screening in the coming fiscal year as compared to fiscal 2003.

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

          We expect our general and administrative expenses will increase to provide adequate infrastructure for our sales and marketing activities, to pay the anticipated expenses associated with our ongoing litigation matters, to support greater research and development activities and to support the overall growth of our business.

          Despite these anticipated increases in expenditures, we expect the turn to profitability we achieved in the fourth quarter of fiscal 2003 to continue through fiscal 2004 driven by continued strong gross margins. There can be no assurance that we will meet this goal.

Results of Operations

Comparison of Fiscal Year Ended June 30, 2003 to Fiscal Year Ended June 30, 2002

          Product sales increased over 36% to approximately $62,440,000 in fiscal 2003 from approximately $45,750,000 in fiscal 2002. The increase was due primarily to a 40% growth in sales of our HPV Tests over such sales in the corresponding period in fiscal 2002, partially offset by decreases in sales of equipment and certain non-core products. The majority of the growth in HPV product sales was in the United States (64% over such sales in the corresponding period in fiscal 2002) and in Europe (30% over such sales in the corresponding period in fiscal 2002).

          During fiscal 2003, we did not recognize any revenue related to minimum purchase guarantees under the Roche Distribution Contract, whereas in fiscal 2002 we recognized approximately $2,357,000. Please see “Liquidity and Capital Resources” below for a description of the Roche Distribution Contract.

          Other revenues included research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues decreased almost 11% to approximately $662,000 in fiscal 2003 from approximately $741,000 in fiscal 2002. The decrease was due primarily to a reduction in research and development services revenue and licensing revenue. The decrease was partially offset by the recognition of certain equipment sales to Roche in Europe which were initially deferred in the fourth quarter of fiscal 2002. Please see “Liquidity and Capital Resources” below for a description of the Roche Distribution Contract.

          Cost of product sales increased by 3% to approximately $13,383,000 in fiscal 2003 from approximately $12,938,000 in fiscal 2002. Gross margins on product sales increased to 79% in fiscal 2003 from 72% in fiscal 2002. The increase in gross margin percentage primarily related to increased sales of our higher margin reagent test kits, particularly HPV Tests, principally in the United States, as well as decreased sales of lower margin equipment products.

          Cost of product sales was negatively impacted in fiscal 2003 because of a voluntary product recall, resulting in a charge to Cost of product sales of approximately $425,000 during February 2003. We initiated a voluntary recall involving our hc2 HPV DNA and Chlamydia, or CT, Tests. This recall was limited to certain product lots which were manufactured using a specific lot of raw material that had the potential to cause false positive patient specimen results. We informed the U.S. Food and Drug Administration (“FDA”) of the recall. We conducted an investigation into the root cause of this product performance issue for the hc2 product line, and developed a raw material release testing corrective action plan. On June 20, 2003, the FDA approved the modification of our lot release testing procedures related to the component that relied on the raw material found to have been contaminated. Because this voluntary recall was limited to a certain identified lot of raw material, we were able to supply our customers with product manufactured from acceptable raw material lots. In addition, we have expanded our ongoing quality improvement program to ensure continued reliability as manufacturing volume increases to meet anticipated growth in demand for our HPV Tests.

          Research and development expenses increased 11% to approximately $10,262,000 in fiscal 2003 from approximately $9,265,000 in fiscal 2002. The increase in expenses was due primarily to a 305% increase in professional services and clinical trial expenses, to approximately $2,593,000, partially offset by a decrease in personnel costs, which decreased 11% to approximately $4,364,000, and laboratory supplies, which decreased 29% to approximately $815,000. The increase in professional services is due largely to costs incurred in preparation for compliance with the European Union In Vitro Diagnostic Directive (“IVDD”) regulations. We expect that compliance with the European Union IVDD regulations will continue to require investment during fiscal 2004. Our research and development activities focus on our platform technology, including different or modified uses of such technology, and improvements to our diagnostic test and equipment products. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.

          During fiscal 2003, we focused our research and development activities on completing regulatory activities to add new claims and indications to existing products in the U.S. and abroad, support and improvement of existing product lines, the development of several new products and core research efforts for next-generation technologies. Work is continuing on the development of a Hybrid Capture HPV Test application for our automated Rapid Capture System, including accommodating the use of multiple DNA-probes in a single run in conjunction with our current product lines; the development of methods to improve specimen processing procedures and throughput, including procedures for the improved processing of Cytyc Corporation’s ThinPrep specimens for HPV, CT and GC testing; improved equipment for faster specimen processing; and the development of our Universal Collection Medium, or UCM, that is expected to allow simultaneous testing for HPV, CT/GC and of other genetic and cellular material from a single patient sample. Verification was completed and clinical trials are in process for a method for converting specimens collected in TriPath Imaging’s SurePath liquid cytology medium. Clinical trials are also underway to validate CT/GC testing from Cytyc’s ThinPrep specimens, an HPV application for the Rapid Capture System, and a procedural modification to our hc2 assay designed to improve test robustness. Work was completed on an HPV ThinPrep application using cervical specimens collected with a brush/spatula device and the data has been submitted to the FDA. Development is continuing on our next generation of Hybrid Capture technology, initially for the improved detection of HPV and the evaluation of certain molecular markers to complement our HPV Tests in cervical screening applications. We are continuing several basic research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases.

          As part of our research and development activities, we submitted a PMA Supplement Amendment to the FDA in September 2002 to obtain market approval for the use of our hc2 HPV Test in conjunction with the Pap test for adjunctive screening for women age 30 and older. We worked closely with the FDA and received an approval on March 31, 2003. This product indication is being marketed in the United States under the trade name DNAwithPap Test.

          Selling and marketing expenses increased 41% to approximately $27,913,000 in fiscal 2003 from approximately $19,835,000 in fiscal 2002. The increase in fiscal 2003 was due primarily to personnel costs, which increased 44% to approximately $8,776,000, and royalty expenses, which increased 34% to approximately $2,814,000. In addition, depreciation expense increased 140% to approximately $2,359,000 in fiscal 2003 due primarily to the May 2002 repurchase of equipment from Abbott Laboratories (“Abbott”) upon expiration of the non-exclusive wind-down period of our distribution agreement with Abbott (the “Abbott Agreement”). Additionally, professional services increased 79% to approximately $2,160,000 due largely to the use of consultants to assist with the rapid growth of our distribution infrastructure in Europe.

          Geographically, the majority of the increase in our selling and marketing expenses for fiscal 2003, excluding royalties, was incurred in Europe, which increased 79% to approximately $9,867,000 over the corresponding period in fiscal 2002 as we established subsidiaries, hired employees and continued to develop a distribution infrastructure.

          We expect our selling and marketing expenses to increase during fiscal 2004 as we expand our direct sales and marketing activities in the United States to increase HPV product sales, including the new indication, DNAwithPap used in conjunction with the Pap test, commercialize our CT/GC products and continue the build-up of our direct sales and marketing operations in Europe. As part of our commercialization program for the DNAwithPap Test, we have contracted to establish a 34-person detailing sales organization with PDI, Inc. dedicated to promoting the DNAwithPap Test to physicians. We expect to continue to increase our investment in physician education to promote the commercialization of the DNAwithPap Test.

          General and administrative expenses increased 19% to approximately $16,642,000 in fiscal 2003 from approximately $14,024,000 in fiscal 2002. The increase was due primarily to professional fees, which increased 26% to approximately $7,222,000, primarily related to costs associated with litigation matters; personnel costs, which increased 34% to approximately

$6,577,000; and insurance, which increased 84% to approximately $952,000, principally related to increased costs for directors’ and officers’ insurance coverage. These increases were partially offset by a decrease in bad debt expense of $526,000 during fiscal 2003 due to strong collection efforts of outstanding receivables.

          Geographically, the majority of the increase in general and administrative expenses for fiscal 2003 was incurred in Europe, which increased 618% to approximately $2,461,000 over the corresponding period in fiscal 2002 due to our change to direct distribution, and in the United States, which increased 4% over the corresponding period in fiscal 2002 to approximately $13,869,000, due primarily to the aforementioned litigation expenditures.

          Interest income decreased 19% to approximately $593,000 in fiscal 2003 from approximately $729,000 in fiscal 2002. The decrease was primarily due to a decrease in average cash balances and lower interest rates in fiscal 2003 compared to the corresponding period in fiscal 2002.

          Interest expense increased to approximately $273,000 in fiscal 2003 compared to approximately $32,000 in fiscal 2002 primarily due to interest on long-term debt due to Abbott as part of the repurchase of equipment at the end of fiscal 2002, and interest on the note due to Roche as a result of the repurchase of inventory from Roche in January 2003.

          Other income increased to approximately $678,000 in fiscal 2003 from a loss of approximately $20,000 in fiscal 2002 primarily due to foreign exchange gains and losses.

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

          Other revenues included research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased to approximately $740,000 in fiscal 2002 from approximately $653,000 in fiscal 2001. The increase was due primarily to the recognition of equipment sales in Europe which were initially deferred in the fourth quarter of fiscal 2002, and additional research and development revenue under an existing contract, partially offset by a reduction in licensing revenue under an exclusive contract, which was converted to non-exclusive during fiscal 2001.

          Cost of product sales marginally increased to approximately $12,938,000 in fiscal 2002 from approximately $12,553,000 in fiscal 2001. Gross margins on product sales increased to 72% in fiscal 2002 from 62% in fiscal 2001. The increase in gross margin percentage primarily related to increased sales of our HPV Test products, principally in the United States where we sold such products directly in fiscal 2002, and decreased sales of lower margin equipment products, as well as the elimination, by the first quarter of fiscal 2002, of certain expenses associated with the relocation to our new manufacturing facility in April 2000 (which negatively impacted our gross margins during fiscal 2001), improved inventory management and the recognition of minimum purchase guarantees by Roche, partially offset by European value added taxes on inventory purchases.

          Research and development expenses increased to approximately $9,265,000 in fiscal 2002 from approximately $8,120,000 in fiscal 2001. The increase in expenses was due primarily to personnel costs, which increased 23%, professional services and clinical trial expenses, which increased 18% and laboratory supplies, which increased 8%.

          During fiscal 2002, we focused our research and development activities principally on: the development of our Rapid Capture System for automated processing of our Hybrid Capture tests, initially related to HPV and CT/GC; activities related to the preparation of a PMA supplement that we submitted to the U.S. Food and Drug Administration (FDA) in October 2001 to obtain market approval for the DNAwithPap Test which involves the use of our hc2 HPV Test as a primary cervical cancer screening test to be performed in conjunction with the Pap test for women age 30 and older, which was subsequently approved on March 31, 2003; the development of our universal collection medium (UCM) that is expected to allow the simultaneous testing for HPV, chlamydia and gonorrhea and of other genetic and cellular material from a single patient sample; clinical trials related to CT/GC testing from Cytyc’s PreservCyt™ specimens and HPV testing from the TriPath Imaging’s SurePath specimens; and the creation of our next generation of Hybrid Capture technology.

          Selling and marketing expenses increased to approximately $19,835,000 in fiscal 2002 from approximately $12,548,000 in fiscal 2001. The increase was due primarily to various marketing programs and associated professional expenses, which increased 110%, royalty costs, which increased 63%, and personnel costs, which increased 26%. In fiscal 2002, we retained the services of an advertising agency. All of the costs associated with this agency were treated as advertising costs.

          General and administrative expenses increased to approximately $14,024,000 in fiscal 2002 from approximately $8,336,000 in fiscal 2001. The increase was due primarily to professional fees, which increased 142%, and personnel costs, which increased 21%. The increase in professional fees was primarily attributable to legal and accounting fees associated with our proposed merger with Cytyc Corporation, as well as our litigation proceedings with Ventana Medical Systems, Inc. and with Enzo Biochem, Inc. and its subsidiary, Enzo Diagnostics, Inc. In addition, in June 2002, we determined the balance outstanding on the promissory note with KD Medical, Inc. was uncollectible and took a charge against operations for the unpaid principal and accrued interest of approximately $407,000.

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

Liquidity and Capital Resources

          Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $75,688,000 at June 30, 2003. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At June 30, 2003, we had cash, cash equivalents and short-term investments aggregating approximately $34,292,000. We had negative cash flows from operations of approximately $1,834,000 for the year ending June 30, 2003 compared to negative cash flows from operations of approximately $8,637,000 for the year ending June 30, 2002. The negative cash flow for the year ending June 30, 2003 was primarily the result of non-recurring payments to professionals related to our terminated merger transaction with Cytyc Corporation, all of which were accrued during fiscal 2002, in addition to net loss for the period. Positive cash flows from financing activities for the year ending June 30, 2002 are primarily the result of a private offering of 588,235 shares of common stock on January 30, 2002, the net proceeds of which, after expenses, were approximately $14,920,000.

          Capital expenditures increased to approximately $3,764,000 for the year ended June 30, 2003 from approximately $1,543,000 for the corresponding period in fiscal 2002. A substantial portion of the capital expenditures in fiscal 2003 related to our repurchase of equipment from Roche, as described below. The capital expenditures for the year ended June 30, 2003 do not reflect the application of the remaining deferred revenues and deferred costs, which had been on the balance sheet related to the fiscal year 2002 sale of equipment to Roche, more fully described below.

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

          On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. Under the Roche Distribution Contract, we had the option,

exercisable within 30 days after December 31, 2002, to buy back from Roche equipment purchased from us by Roche and in use for HPV testing in customer’s laboratories on June 30, 2002. In June 2002, as part of our strategic decision, we decided that we would exercise the option to repurchase the equipment.

          In recognition of the decision to repurchase the equipment, commencing in the fourth quarter of 2002, we deferred recognition of equipment sold to Roche. Equipment sold during this time period had a sales price of $2.3 million and a cost of $1.4 million, which amounts were recorded as deferred revenue and deferred costs, respectively. The deferred revenue and deferred costs were being amortized over a four-year period to other revenue (as equipment rental) and selling and marketing expenses, respectively. For fiscal 2002, we recorded Other revenue and Selling and marketing expenses of $109,000 and $67,000, respectively related to the amortization of these balances. For fiscal 2003, we recorded other revenue and selling and marketing expenses of $288,000 and $177,000, respectively, related to the amortization of these balances prior to the commencement of the repurchase. At December 31, 2002, when amortization ceased, the remaining deferred revenue and deferred cost balances were $1,904,000 and $1,169,000, respectively, for a remaining net credit as of December 31, 2002 of $734,000.

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

          The parties consummated the HPV equipment repurchase on January 6, 2003, subject to reconciliation. In January 2003 Digene and its affiliates paid Roche an aggregate of approximately $2.6 million for the HPV equipment in inventory and in use at customers’ laboratories in Europe. A portion of the purchase price was paid by the issuance of a note payable due to Roche, which will be paid in one installment in January 2004, and the remainder of the purchase price was paid in cash. A final settlement for the repurchased assets was completed with Roche in June 2003.

          The total consideration paid to Roche for the fixed assets and inventory after reaching a final settlement was $2,488,000, or $1,753,000 after consideration of the remaining net credit of $734,000 mentioned above.

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

          We have summarized below our material contractual obligations as of June 30, 2003:

(in thousands)

		Less than One	One to Three	Four to Five
Contractual		Year	Years	Years	After Five Years
Obligations	Total	(Fiscal 2004)	(Fiscal 2005-2007)	(Fiscal 2008-2009)	(After Fiscal 2009)

Long-term debt	$4,794,607	$2,640,363	$1,653,779	$180,334	$320,131
Operating leases	18,781,119	2,941,613	8,583,901	5,637,336	1,618,269

Total contractual cash obligations	$23,575,726	$5,581,976	$10,237,680	$5,817,670	$1,938,400

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

          We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Such accounting principles require that our management make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our actual results could differ materially from those estimates. The items in our consolidated financial statements that have required us to make significant estimates and judgments are as follows:

•	Inventory management. Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method of inventory management. We also record provisions for inventories which may not be salable due to anticipated trends in sales volume and/or pricing and our estimates of net realizable value. These provisions are determined based on significant estimates.

•	Revenue recognition. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. We establish allowances for estimated uncollectible amounts, product returns and discounts based on historical default rates and specifically identified problem accounts.

•	Accounting for employee stock options. We account for our employee stock-based compensation in accordance with the provisions of APB No. 25, and related interpretations, which allow us to recognize compensation costs for the excess of the estimated fair value of the stock option at the grant date over the exercise price, if any. An alternative method of accounting would apply the principles of SFAS No. 123 which require the fair value of the stock option to be recognized at the date of grant and amortized to compensation expense over the stock options’ vesting period. Had we applied the principles of SFAS No. 123 for our employee options, our net loss would have been approximately $17,241,000, $24,451,000 and $17,381,000 during our fiscal years ended June 30, 2001, 2002 and 2003 instead of our reported net loss which approximated $6,481,000, $9,397,000 and $4,324,000, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was not material for the years ended June 30, 2001, 2002 and 2003. Interest rate exposure is primarily limited to the $34.3 million of cash, cash equivalents and short- and long-term investments owned by us. Such securities are debt instruments that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature, less than twelve months, of certain investments. We do not consider the present rate of inflation to have a significant impact on our business.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGENE CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Digene Corporation

We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
August 15, 2003

DIGENE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$9,453,125	$7,883,129
Short-term investments	30,140,114	26,408,994
Accounts receivable, less allowance of approximately $684,000 and $432,000 at June 30, 2002 and 2003, respectively	9,001,584	10,344,597
Inventories	5,980,386	7,073,920
Prepaid expenses and other current assets	2,195,264	2,189,225

Total current assets	56,770,473	53,899,865
Property and equipment, net	7,398,637	7,515,104
Deferred costs, net	1,345,763	—
Intangible assets, net	900,515	900,515
Deposits and other assets	825,941	1,059,666

Total assets	$67,241,329	$63,375,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,496,406	$7,489,700
Accrued expenses	5,628,706	3,467,629
Accrued payroll	2,864,436	4,182,327
Current portion of long-term debt	1,377,856	2,640,363
Deferred revenues	575,091	—

Total current liabilities	16,942,495	17,780,019
Deferred rent	353,076	434,908
Deferred revenue, less current portion	1,616,478	—
Long-term debt, less current portion	3,690,496	2,154,244
Deferred liability	5,000,000	—
Stockholders’ equity:
Preferred Stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 50,000,000 shares authorized, 17,972,728 and 18,325,208 shares issued and outstanding at June 30, 2002 and 2003, respectively	179,727	183,252
Additional paid-in capital	110,856,010	118,535,272
Deferred stock compensation	(32,137)	(380,633)
Accumulated other comprehensive income	—	356,415
Accumulated deficit	(71,364,816)	(75,688,327)

Total stockholders’ equity	39,638,784	43,005,979

Total liabilities and stockholders’ equity	$67,241,329	$63,375,150

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2001	2002	2003

Revenues:
Product sales	$32,706,349	$45,750,124	$62,440,415
Distribution contract	837,577	2,357,239	—
Other	652,960	740,414	661,481

Total revenues	34,196,886	48,847,777	63,101,896
Costs and expenses:
Cost of product sales	12,552,640	12,937,556	13,383,086
Research and development	8,120,114	9,264,548	10,262,138
Selling and marketing	12,548,476	19,835,304	27,912,724
General and administrative	8,335,562	14,024,276	16,642,100
Abbott termination fee	—	2,500,000	—
Amortization of intangible assets	150,086	150,086	—

Total costs and expenses	41,706,878	58,711,770	68,200,048
Loss from operations	(7,509,992)	(9,863,993)	(5,098,152)
Other income (expense):
Interest income	1,193,941	729,681	593,331
Interest expense	(10,297)	(32,217)	(272,810)
Other income (expense)	(37,432)	(19,981)	677,585

Loss from operations before income taxes	(6,363,780)	(9,186,510)	(4,100,046)
Provision for income taxes	117,217	210,106	223,465

Net loss	$(6,480,997)	$(9,396,616)	$(4,323,511)

Basic and diluted net loss per share	$(0.39)	$(0.54)	$(0.24)

Weighted average shares outstanding	16,556,863	17,360,725	18,135,689

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Deferred Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balance at June 30, 2000	l6,173,538	$161,735	$84,846,747	$(96,411)	$—	$(55,487,203)	$29,424,868
Exercise of Common Stock options	581,801	5,818	3,352,464	—	—	—	3,358,282
Compensatory stock options earned by non-employees	—	—	—	32,137	—	—	32,137
Net loss	—	—	—	—	—	(6,480,997)	(6,480,997)

Balance at June 30, 2001	16,755,339	167,553	88,199,211	(64,274)	—	(61,968,200)	26,334,290
Exercise of Common Stock options	541,281	5,413	5,244,020	—	—	—	5,249,433
Issuance of Common Stock in connection with private placement financing	588,235	5,882	14,913,658	—	—	—	14,919,540
Issuance of Common Stock in connection with Abbott agreement	87,873	879	2,499,121	—	—	—	2,500,000
Compensatory stock options earned by non-employees	—	—	—	32,137		—	32,137
Net loss	—	—	—	—		(9,396,616)	(9,396,616)

Balance at June 30, 2002	17,972,728	179,727	110,856,010	(32,137)	—	(71,364,816)	39,638,784
Comprehensive loss:					—	—
Foreign currency translation	—	—	—	—	356,415	—	356,415
Net loss	—	—	—	—	—	(4,323,511)	(4,323,511)

Comprehensive loss							(3,967,096)
Exercise of Common Stock options	209,623	2,096	2,079,691	—	—	—	2,081,787
Issuance of Common Stock to Roche	142,857	1,429	4,998,571	—	—	—	5,000,000
Issuance of Common Stock options to non-employees	—	—	601,000	(601,000)	—	—	—
Compensatory stock options earned by non-employees	—	—	—	252,504	—	—	252,504

Balance at June 30, 2003	18,325,208	$183,252	$118,535,272	$(380,633)	$356,415	$(75,688,327)	$43,005,979

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2001	2002	2003

Operating activities
Net loss	$(6,480,997)	$(9,396,616)	$(4,323,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Abbott termination fee	—	2,500,000	—
Write-off note receivable	—	406,500	—
Depreciation and amortization of property and equipment	1,360,729	1,769,567	3,293,454
Amortization of intangible assets	150,086	150,086	—
Loan on disposal of fixed assets	—	—	22,925
Compensation expense related to stock options	32,137	32,137	252,504
Changes in operating assets and liabilities:
Accounts receivable	(913,870)	(3,306,936)	(1,343,013)
Inventories	(1,148,118)	(431,971)	259,177
Prepaid expenses and other current assets	(777,890)	(509,497)	6,039
Deferred costs	—	(1,412,524)	—
Deposits and other assets	127,680	(110,699)	(233,725)
Accounts payable	(567,952)	3,236,220	993,294
Accrued expenses	1,682,890	2,919,216	(2,161,077)
Accrued payroll	439,173	998,659	1,317,891
Deferred revenues	7,792,000	(5,600,431)	—
Deferred rent	154,828	119,492	81,832
Deferred liability	5,000,000	—	—

Net cash provided by (used in) operating activities	6,850,696	(8,636,797)	(1,834,210)
Investing activities
Purchases of short-term investments	(14,719,120)	(35,755,094)	(29,940,689)
Sales of short-term investments	18,420,527	14,592,392	33,671,809
Capital expenditures	(1,819,131)	(1,542,601)	(3,763,786)

Net cash provided by (used in) investing activities	1,882,276	(22,705,303)	(32,666)
Financing activities
Net proceeds from issuance of Common Stock	—	14,919,540	—
Exercise of Common Stock options	3,358,282	5,249,433	2,081,787
Proceeds from long-term debt	1,000,000	—	—
Principal payments of long-term debt	—	—	(1,428,492)

Net cash provided by financing activities	4,358,282	20,168,973	653,295

Effect of currency translations	—	—	(356,415)
Net increase (decrease) in cash and cash equivalents	13,091,254	(11,173,127)	(1,569,996)
Cash and cash equivalents at beginning of year	7,534,998	20,626,252	9,453,125

Cash and cash equivalents at end of year	$20,626,252	$9,453,125	$7,883,129

Supplemental cash flow information
Interest paid	$4,000	$13,000	$374,000

Income taxes paid	$38,000	$72,000	$149,000

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

Digene Corporation (the “Company” or “Digene”) was incorporated as a Delaware corporation in 1987. The Company develops, manufactures and markets its proprietary gene-based testing systems for the screening, monitoring and diagnosis of human diseases. The Company has applied its proprietary Hybrid Capture® technology to develop a diagnostic test for human papillomavirus (“HPV”), which is the primary cause of cervical cancer and is found in greater than 99% of all cervical cancer cases. Digene’s product portfolio also includes gene-based tests for the detection of chlamydia, gonorrhea, hepatitis B virus (“HBV”), and cytomegalovirus (“CMV”).

On June 28, 1996, the Company entered into a joint venture agreement with a Brazilian national to establish Digene do Brasil LTDA, a majority-owned subsidiary of the Company.

In October 1997, the Company established Digene B.V., a Netherlands limited liability company, to act as the Company’s European distributor; in 1999 Digene B.V. was made dormant. On March 3, 1998, the Company established a wholly-owned Delaware subsidiary, Digene Europe, Inc., for the marketing of the Company’s products in Europe. In 2003 Digene Europe, Inc. became inactive as a result of changes in the Company’s distribution plans and assumption of the marketing activities in Europe by the Company’s newly-formed European entities. On July 1, 1998, the Company acquired Viropath B.V., a company with limited liability, registered in Amsterdam, The Netherlands.

On April 26, 2002, the Company established a wholly-owned subsidiary, Digene UK (Holdings) Limited, to be a holding company for its European subsidiaries. Digene UK (Holdings) Limited owns all the outstanding shares of Digene (UK) Limited, Digene Deutschland GmbH, Digene (France) SAS and Digene Italia s.r.l., which were organized in April, May, August and October 2002, respectively, and of Digene Diagnostics S.L. (Spain), which was organized in June of 2003. In July 2002, the Company also organized Digene (Switzerland) Sarl, all of the outstanding shares of which are owned by Digene. Through these newly formed entities and the use of local distributors and agents, Digene will market and distribute the Company’s products throughout Europe.

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

Short-Term Investments

Short-term investments consist of corporate and various government agency debt securities, all of which mature within or just over one year. For investments with maturities over one year, management has the intent and ability to sell these securities for working capital purposes should the need arise. Management classifies the Company’s short-term investments as available-for-sale. Such securities are stated at market value, which approximates cost. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method.

Trade Receivables

Trade receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported in the consolidated balance sheets at outstanding principal less any charge offs and the allowance for doubtful accounts. The Company charges off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. Generally, the Company considers receivables past due 30 days subsequent to the billing date; however, the Company may extend credit terms up to 180 days. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and managements’ expectations of future losses. Losses have historically been within managements’ expectations. As of June 20, 2002 and 2003, the Company had an allowance for doubtful accounts of approximately $684,000 and $432,000, respectively.

Intangible Assets

Intangible assets arose from the Company’s acquisition of Viropath B.V. in 1998. The excess of the purchase price over the identifiable tangible net assets acquired of approximately $1.5 million was being amortized on a straight-line basis over ten years. In July 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires companies to stop amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon the adoption of SFAS 142 and annually thereafter. The Company has ceased the amortization of the intangible assets effective July 1, 2002, and instead reviews intangible assets in the fourth quarter of each fiscal year for evidence of impairment, and will adjust the recorded value, if necessary. The Company reviewed the value of the intangible assets in the fourth quarter of fiscal year 2003 and did not note any circumstances which would warrant an adjustment to the recorded value. Accumulated amortization expense approximated $600,000 as of June 30, 2003.

If goodwill and other intangible assets had been accounted for in accordance with this guidance from the date of acquisition, net income and EPS would be as follows:

	Year Ended June 30,

	2001	2002	2003

Net loss, as reported	$(6,480,997)	$(9,396,616)	$(4,323,511)
Amortization expense	150,086	150,086	—

Pro forma net loss	$(6,330,911)	$(9,246,530)	$(4,323,511)

Net loss per share
Basic and diluted, as reported	$(0.39)	$(0.54)	$(0.24)
Basic and diluted, pro forma	$(0.38)	$(0.53)	$(0.24)

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets and Recoverability of Intangibles

The Company periodically evaluates the recoverability of the carrying value of its long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying value of the assets should be assessed include, but are not limited to, the following: a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, and/or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company would evaluate the carrying amount of these assets in relation to the operating performance of the business and estimated future undiscounted cash flows associated with the asset. If a write-down is required, the Company would prepare a discounted cash flow analysis to determine the amount of the write-down. No such impairment losses have been recognized to date.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenues from product sales are recognized upon shipment. Allowances are established for estimated uncollectible amounts, product returns and discounts. In addition, the Company defers approximately two percent of its product sales as a reserve for future warranty costs and recognizes this deferred revenue over one year, which is the standard warranty period for a majority of its systems components. At June 30, 2003, the warranty reserve was approximately $633,000 and, historically, the warranty losses have been within management estimates.

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

For the year ended June 30, 2001, the Company generated 28% of total revenues from a single customer. For the year ended June 30, 2002, two customers comprised 26% of total revenues. For the year ended June 30, 2003, two customers generated 28% of total revenue. As of June 30, 2002 and 2003, the Company recorded receivable balances of $1,686,000 and $2,175,000, respectively, from these customers.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk and Financial Instruments (continued)

The fair value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their carrying amount due to the relatively short maturity of these items. The fair value of debt approximates its carrying amount as of June 30, 2002 and 2003 based on rates currently available to the Company for debt with similar terms and maturities.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the consolidated financial statements. The Company’s comprehensive loss includes net loss as well as additional other comprehensive net income. For the years ended June 30, 2001 and 2002, the Company’s net loss approximates its comprehensive loss; accordingly, no separate disclosure of comprehensive loss is required. For the year ended June 30, 2003, other comprehensive income included gains and losses on long-term intercompany transactions and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to U.S. dollars.

Foreign Currency Valuation

The local currency is the functional currency for most of the Company’s international subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs include salaries and related benefits, outside services, material and supplies and allocations of facility and support costs.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $19,000, $963,000 and $855,000 during fiscal 2001, 2002 and 2003, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in cost of product sales for all periods presented.

Income Taxes

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share, which require the Company to present basic and fully diluted loss per share. The Company’s basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding during all periods presented. The Company’s diluted net loss per share is the same as basic net loss per share as the shares issuable upon the exercise of stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148) the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123) to stock-based employee compensation is as follows:

	Year ended June 30,

	2001	2002	2003

Net loss, as reported	$(6,480,997)	$(9,396,616)	$(4,323,511)
Add: Stock-based non-employee compensation included in reported net loss	32,137	32,137	252,504
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants	(10,792,003)	(15,086,236)	(13,310,256)

Pro forma net loss	$(17,240,863)	$(24,450,715)	$(17,381,263)

Net loss per share
Basic and diluted – as reported	$(0.39)	$(0.54)	$(0.24)
Basic and diluted – pro forma	$(1.04)	$(1.41)	$(0.96)

The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future years.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company’s financial condition, results of operations or liquidity.

In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides a model for how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The model requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangements meet certain criteria. EITF 00-21 is effective for

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

fiscal periods beginning after June 15, 2003. The Company does not expect adoption of EITF 00-21 to have a material effect on its financial condition, results of operations or liquidity.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46, which applies to certain off-balance sheet assets, liabilities and obligations, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities, called variable interest entities, in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are frequently used in connection with collateralized debt obligations, receivable securitizations and synthetic leases. The FIN 46 guidelines will usually require the party that bears the majority of the risk of, or controls the actions of, the variable interest entity to consolidate the assets and liabilities of the associated variable interest entity. FIN 46 was applicable upon issuance to variable interest entities created after January 31, 2003 and for periods beginning after June 15, 2003 for all other variable interest entities. The Company has adopted FIN 46 effective July 1, 2003, however it does not currently have an effect on the Company’s financial condition, results of operations or liquidity.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

3.	Marketing and Distribution Agreements

Effective May 7, 1999, the Company entered into a Marketing and Distribution Agreement (“Abbott Agreement”) with Abbott Laboratories (“Abbott”). The Abbott Agreement called for Abbott to assume sales and marketing responsibility for all of the Company’s Hybrid Capture products in Europe, Africa and the Middle East and for the Company’s Hybrid Capture 2 chlamydia and gonorrhea tests in the United States. Abbott acted as the exclusive distributor of the Company’s HPV and HBV products in Europe, Africa and the Middle East through April 30, 2001.

On April 30, 2001, the Company terminated Abbott’s rights with respect to the Company’s HPV products under the terms of the Abbott Agreement. This termination provided for a twelve-month non-exclusive wind-down distribution period for HPV products. In addition on April 30, 2001, the Company converted the distribution rights for the HBV products under the Abbott Agreement to non-exclusive until December 31, 2003.

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

	For the Year Ended June 30,

	2001	2002

	(in thousands)
Beginning deferred revenue	$—	$7,792
Prepayments from Roche	9,728	7,272
Product sales revenue from:
Roche	—	(5,947)
Abbott	(1,098)	(6,760)
Other revenue to Digene	(838)	(2,357)

Ending deferred revenue	$7,792	$—

Under the terms of the Roche Distribution Contract, Digene was required to remit to Roche the total amount the Company received from sales made to Abbott, subject to certain limitations. Accordingly, the Consolidated Balance Sheet as of June 30, 2002 includes an amount payable to Roche of approximately $1.9 million, representing the balance of product sales revenue from Abbott which was owed to Roche.

On April 30, 2001, in accordance with the provisions of the Roche Distribution Contract, Roche made a non-refundable payment of $5.0 million to the Company, which was recorded as a deferred liability in the June 30, 2002 Consolidated Balance Sheet. The Company and Roche did not enter into the broader relationship referred to above and, therefore, in accordance with the provisions of the Roche Distribution Contract, on July 1, 2002, the $5.0 million payment was converted into 142,857 shares of Common Stock of the Company at $35 per share.

In June 2002, the Company adopted as its sole strategy for the distribution of its products in Europe, Africa and the Middle East, a combination of direct distribution through its European infrastructure and the use of local distributors and agents. On June 30, 2002, the term of the Roche Distribution Contract expired, subject to a non-exclusive wind-down period. Under the Roche Distribution Contract, the Company had the option, exercisable within 30 days after December 31, 2002, to buy back from Roche equipment purchased from the Company by Roche and in use for HPV testing in customer’s laboratories on June 30, 2002. In June 2002, as part of its strategic decision, the Company decided that it would exercise the option to repurchase the equipment.

In recognition of the decision to repurchase the equipment, commencing in the fourth quarter of 2002, the Company deferred recognition of revenue from equipment sold to Roche. Equipment sold during this time period had a sales price of $2.3 million and a cost of $1.4 million, which amounts were recorded as deferred revenue and deferred costs, respectively. The deferred revenue and deferred costs were being amortized over a four-year period to other revenue (as equipment rental) and selling and marketing expenses, respectively. For the year ended June 30, 2002, the Company recorded other revenue and selling and marketing expenses of $109,000 and $67,000, respectively related to the amortization of these balances. For the year ended June 30, 2003, the Company recorded other revenue and selling and marketing expenses of $288,000 and $177,000, respectively, related to the amortization of these balances prior to the commencement of the repurchase. At December 31, 2002, when amortization ceased, the remaining deferred revenue and deferred cost balances were $1,904,000 and $1,169,000, respectively, for a remaining net credit as of December 31, 2002 of $734,000.

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

The parties consummated the HPV equipment repurchase on January 6, 2003, subject to reconciliation. In January 2003 Digene and its affiliates paid Roche an aggregate of approximately $2.6 million for the HPV equipment in inventory and in use at customers’ laboratories in Europe. A portion of the purchase price was paid by the issuance of a note payable due to Roche, which will be paid in one installment in January 2004, and the remainder of the purchase price was paid in cash. A final settlement for the repurchased assets was completed with Roche in June 2003.

The total consideration paid by Digene to Roche for the fixed assets and inventory after reaching a final settlement was $2,488,000, or $1,753,000 after consideration of the remaining net credit of $734,000 mentioned above.

4.	Tender Offer and Co-Promotion Agreement

On February 19, 2002, the Company, Cytyc Corporation (“Cytyc”) and Cruiser, Inc., a wholly-owned subsidiary of Cytyc, entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provided for, among other things: (i) the commencement by Cytyc of a stock and cash tender offer for all of the outstanding shares of Digene (the “Offer”); and (ii) following consummation of the Offer, the merger of Cruiser, Inc. with and into Digene. The closing of the transaction was subject to the receipt of all necessary regulatory approvals and other customary closing conditions. The transaction was reviewed by the U.S. Federal Trade Commission (“FTC”) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

On June 30, 2002, Digene delivered to Cytyc a formal notice of Digene’s termination of the Merger Agreement following receipt of a notice from the FTC informing Digene and Cytyc that, if the parties sought to close the transactions contemplated by the Merger Agreement, the FTC would seek an injunction to block the closing. Under the terms of the Merger Agreement, either of Cytyc or Digene had the right to terminate the Merger Agreement. For the year ended June 30, 2002, the Company incurred incremental costs of approximately $3.0 million for merger related expenditures such as legal services, accounting fees and consultancy. These costs were charged to operations as incurred.

In January 2001, the Company entered into an exclusive co-promotion agreement with Cytyc for the promotion of the Company’s HC2 HPV Test for use with Cytyc’s ThinPrep® Pap Test in the United States and Puerto Rico. The companies jointly promoted the benefits of testing for HPV with the Digene HC2 HPV Test directly from Cytyc’s ThinPrep Pap Test sample collection vial. Subject to FDA approval, the companies intended to co-promote the combined products as the most effective primary screening method for cervical cancer. The original term of the agreement expired June 30, 2002 and was allowed to automatically renew until June 30, 2003. This agreement was not renewed at June 30, 2003. In accordance with the co-promotion agreement, Digene paid Cytyc for its co-promotion activities based on a product sales-derived formula. For the years ended June 30, 2001, 2002 and 2003, the Company recorded expenses of approximately $36,000, $1.8 million and $2.3 million, respectively, related to payments due to Cytyc for these co-promotion activities.

5.	Sale of a Product Line

On March 24, 2000, the Company completed the sale of its Molecular Biology Reagents (“MBR”) product line and related assets to KD Medical, Inc. This transaction involved the sale of the Company’s MBR product line and the associated manufacturing equipment, as well as the raw material and finished goods inventory for the product line. As consideration for this sale, the Company received $200,000 in cash and a promissory note in the amount of $400,000 payable in monthly installments of $20,000 plus 8% accrued interest from July 1, 2000 through February 1, 2002. A gain of approximately $515,000 was recorded on the sale of this product line and was included in the other income (expense) line of the Consolidated Statements of Operations for the year ended June 30, 2000. In June 2002, the Company determined the balance outstanding on the promissory note was uncollectible and took a charge against operations for the unpaid principal and accrued interest of $406,500.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Inventories

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates average cost.

Inventories consist of the following:

	June 30,
	2002	2003

Finished goods	$2,388,153	$5,132,328
Work in process	3,460,359	2,897,539
Raw materials	1,339,470	1,461,347

	7,187,982	9,491,214
Reserve	(1,207,596)	(2,417,294)

	$5,980,386	$7,073,920

7.	Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Repairs and maintenance expenditures are charged to operations as incurred.

Property and equipment consist of the following:

	June 30,
	2002	2003

Furniture, fixtures and office equipment	$2,357,887	$2,321,487
Machinery and equipment	11,786,019	12,464,146
Leasehold improvements	223,200	201,079

	14,367,106	14,986,712
Accumulated depreciation and amortization	(6,968,469)	(7,471,608)

	$7,398,637	$7,515,104

8.	Long-term Debt

In February 2000, the Company received an equipment loan facility of $1,000,000 from the State of Maryland to finance a portion of the costs of equipment installed at the Company’s facility in Gaithersburg, Maryland. Approximately $503,000 of fixed asset additions, previously financed with cash, was converted to this facility during July 2000. The remaining $497,000 of the facility was drawn down in the year ended June 30, 2001 for additional capital expenditures. The repayment of this loan is secured by a lien on property and equipment purchased using the proceeds from the loan facility. The loan bears interest at 1% per annum and the Company began making quarterly principal payments in October 2002, with all unpaid principal and interest due by December 31, 2009.

In June 2002, in conjunction with the termination of Abbott’s rights with respect to the Company’s HPV and chlamydia and gonorrhea products under the Abbott Agreement as discussed in Note 3, the Company repurchased equipment it sold to Abbott. In order to satisfy this obligation, the Company issued a promissory note to Abbott for $4,033,904. The note bears interest at 7% per annum and the Company is required to make quarterly installment payments of $336,159 which commenced on July 1, 2002 and will end on April 1, 2005.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Long-term Debt (continued)

In January 2003, as part of the repurchase of certain equipment from Roche under the Roche Distribution Contract as discussed in Note 3, the Company issued a promissory note to Roche with a principal amount of $1,225,663 which is to be paid in its entirety on January 6, 2004. There is no stated interest rate for this note and, accordingly, the Company has imputed interest at its current borrowing rate and has recorded a discount on this note payable, which is being amortized to interest expense over the term of the note.

At June 30, 2003, future minimum principal payment on all long-term debt obligations is as follows:

2004	$2,640,363
2005	1,447,683
2006	103,048
2007	103,048
2008	103,048
Thereafter	397,417

$4,794,607

9.	Warranties

In fiscal 2003 the Company began to offer its customers extended warranties on its equipment. The revenue from these extended warranties are deferred and are recognized evenly over the life of the extended warranty. Changes in the Company’s deferred extended warranty revenue during the period are as follows:

Balance, June 30, 2002	$—
Warranties issued during the period	65,429
Settlements made during the period	—
Changes in liability for pre-existing warranties during the period, including expirations	(7,409)

Balance, June 30, 2003	$58,020

10.	Income Taxes

Significant components of the provision for income taxes attributable to operations consist of the following:

	Year Ended June 30,
	2001	2002	2003

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	117,217	210,106	223,465

Total current	117,217	210,106	223,465
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$117,217	$210,106	$223,465

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes (continued)

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

The components of loss from operations before income taxes are as follows:

	Year Ended June 30,
	2001	2002	2003

United States	$(6,336,249)	$(9,249,838)	$5,635,918
Foreign	(27,531)	63,328	(9,735,964)

	$(6,363,780)	$(9,186,510)	$(4,100,046)

Items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate are as follows:

	Year Ended June 30,
	2001	2002	2003

Tax (benefit) expense at statutory rates	$(2,164,000)	$(3,123,000)	$(1,394,000)
Effect of:
State income tax, net	(383,000)	(335,000)	129,000
Foreign tax	117,217	210,106	233,465
Stock options	(7,067,000)	(1,604,000)	(708,000)
Foreign income (loss)	9,000	(22,000)	3,310,000
Other	(161,000)	1,503,000	(466,000)
Valuation allowance	9,766,000	3,581,000	(871,000)

Provision for income taxes	$117,217	$210,106	$233,465

The Company’s net deferred tax assets are as follows:

	June 30,
	2002	2003

Net operating loss carryforwards	$37,021,092	$37,013,163
Research and development credits	2,232,967	2,746,073
Patent costs, net	262,283	220,933
Research and development deferral, net	479,320	269,304
Murex customer lists	614,621	550,486
Reserves	1,257,702	2,045,398
Other	2,031,015	2,472,941

Deferred tax assets	43,899,000	45,318,298
Valuation allowance	(43,899,000)	(45,318,298)

Net deferred tax assets	$—	$—

The Company recognized a tax provision of $210,106 and $233,465 for the years ended June 30, 2002 and 2003, respectively, which related to the Company’s foreign operations. At June 30, 2003, the Company had tax net operating loss carryforwards for income tax purposes of approximately $97.5 million. Approximately $65.7 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, will directly increase additional paid-in capital.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Income Taxes (continued)

At June 30, 2003, the Company also had research and development credit carryforwards of approximately $2.7 million. In 1990, the Company experienced a change in ownership pursuant to Section 382 of the Internal Revenue Code, which will cause the utilization of pre-change losses and credits to be limited. Subject to this limitation, the Company’s net operating loss carryforwards and tax credits expire, if unused, at various dates from 2004 through 2022. Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, the Company has provided a valuation allowance for the full amount of its deferred tax assets.

11.     Lease and Other Commitments

The Company leases a facility in Gaithersburg, Maryland, comprising a total of approximately 90,000 square feet for its corporate headquarters and manufacturing operations. The lease for the Gaithersburg facility has a ten-year term and the Company has two consecutive rights to extend the term of the lease for five years each. The Company also leases office and sales operations facilities in the United Kingdom, Germany, Switzerland, France, Italy and Spain, which leases run in length from month-to-month to five years. The Company also utilizes dedicated space in third-party warehouse facilities in Germany and the United Kingdom to support its European operations. Future minimum rental commitments under these and other operating lease agreements, including the agreements mentioned above, are as follows as of June 30, 2003:

2004	$2,941,613
2005	2,894,923
2006	2,863,696
2007	2,825,282
2008	2,817,616
Thereafter	4,437,989

$18,781,119

Rent expense under these leases was $3,287,422, $2,926,098, and $3,174,602 for the years ended June 30, 2001, 2002 and 2003, respectively.

The Company’s access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties on future net sales on certain products. For the years ending June 30, 2001, 2002 and 2003, total royalties amounted to $1,283,021, $2,093,434, and $2,813,556, respectively.

12.     Common Stock

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

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Common Stock (continued)

Under the Roche Distribution Contract, Roche made a non-refundable payment of $5.0 million to the Company in fiscal 2001, which was recorded as a deferred liability on the Consolidated Balance Sheet as of June 30, 2002. On July 1, 2002, consistent with the provisions of the Roche Distribution Contract, this payment was converted into 142,857 shares of Digene common stock at a conversion price of $35 per share.

13.     Common Stock Options

In March 1996, the Company adopted the Digene Corporation Omnibus Plan (the “Omnibus Plan”). Pursuant to the Omnibus Plan, officers or other employees of the Company may receive options to purchase Common Stock. The Omnibus Plan is administered by the Compensation Committee. A maximum of 2,000,000 shares have been authorized to cover grants and awards under the Omnibus Plan.

In October 1996, the Company adopted the Digene Corporation Directors’ Stock Option Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, directors of the Company may receive options to purchase Common Stock. Additionally, immediately following the Company’s Annual Meeting of Stockholders, each non-employee director of the Company automatically is granted an option to purchase 10,000 shares of Common Stock under the Directors’ Plan. The Directors’ Plan is administered by the Board of Directors. A maximum of 500,000 shares have been authorized to cover grants and awards under the Directors’ Plan.

In September 1997, the Company adopted the Digene Corporation 1997 Stock Option Plan (the “1997 Stock Option Plan”). Pursuant to the 1997 Stock Option Plan, consultants and other non-employees of the Company may receive options to purchase Common Stock. The 1997 Stock Option Plan is administered by the Compensation Committee. A maximum of 500,000 shares have been authorized to cover grants and awards under the 1997 Stock Option Plan.

In October 1999, the Company adopted the Digene 1999 Incentive Plan (the “1999 Plan”). Pursuant to the 1999 Plan, employees of the Company and its subsidiaries may receive options to purchase Common Stock and other Common Stock awards. The 1999 Plan is administered by the Compensation Committee. A maximum of 4,000,000 shares have been authorized to cover grants and awards under the 1999 Plan.

As of June 30, 2003, 1,777,145 shares were available for grant or award under the Omnibus Plan, the Directors’ Plan, the 1997 Stock Option Plan and the 1999 Plan. Of these, 1,343,645 shares are available for grant or award to officers and employees under the Omnibus Plan and the 1999 Plan.

The terms of all stock options granted may not exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair market value at the time of the grant.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Common Stock Options (continued)

Common Stock options activity is as follows:

	Year Ended June 30,

	2001		2002		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,995,087	$10.06	3,129,275	$16.32	3,265,862	$20.62
Options granted	792,500	32.53	770,500	31.39	1,096,000	8.88
Options exercised	(581,801)	5.77	(541,281)	9.70	(209,623)	9.93
Options canceled or expired	(76,511)	19.81	(92,632)	29.03	(101,226)	22.64

Outstanding at end of year	3,129,275	16.32	3,265,862	20.62	4,051,013	17.95

Options exercisable at year-end	1,477,776	10.06	1,647,089	13.16	2,119,687	16.90

The following table summarizes information about fixed-price stock options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable

		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	June 30, 2003	Life	Price	June 30, 2003	Price

$ 0.00 - $ 10.00	1,863,082	6.2	$8.23	1,053,732	$9.14
$10.01 - $ 20.00	730,930	7.1	14.12	447,030	13.00
$20.01 - $ 30.00	204,500	8.0	26.31	32,634	25.19
$30.01 - $ 40.00	1,242,501	7.8	33.19	586,291	33.36
$40.01 - $ 44.25	10,000	7.1	44.25	—	0.00

	4,051,013	6.9	17.95	2,119,687	16.90

Pro forma information regarding net income and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants:

	Year Ended June 30,

	2001	2002	2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	78%	79%	80%
Risk-free interest rate	5.5%	5.4%	2.8%
Expected life of the option term (in years)	5.9	5.9	6.3

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Common Stock Options (continued)

The weighted-average fair values of the options granted during the years ended June 30, 2001, 2002 and 2003 were $23.04, $22.36 and $6.50 respectively.

The Company issued 25,000 options to a non-employee during the year ended June 30, 2003. These options have a vesting period of 30 months. The fair value of these options has been recorded as deferred compensation and is being amortized over the performance period. Under variable plan accounting, the value of the unvested options will be re-measured and recognized in income at each reporting date until fully vested.

14.     Retirement Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”), which covers all employees who have completed 90 days of service. The Plan stipulates that employees may elect an amount up to 100% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. It is recommended that elective deferral contributions not exceed between 80% and 90% of eligible pay to allow for withholding of Social Security, Federal and state taxes. This maximum deferral percentage will also allow for employer contributions, if any. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in such discretionary employer contributions over five years. No contributions were made by the Company during the years ended June 30, 2001, 2002 and 2003.

15.     Segment Reporting

The Company operates one business segment that develops, manufactures and markets proprietary gene-based tests for the detection, screening and monitoring of human diseases. Worldwide operations are summarized by geographic region in the following table:

	2001		2002		2003

	Assets	Revenues	Assets	Revenues	Assets	Revenues

North America	$46,890,764	$19,620,298	$61,961,002	$30,591,741	$50,845,853	$46,279,902
Europe	672,924	10,526,665	4,381,207	13,137,284	11,310,693	11,174,822
South America	631,639	2,126,123	899,120	2,878,867	1,170,898	2,703,297
Pacific Rim	—	1,923,800	—	2,239,885	47,706	2,943,875

	$48,195,327	$34,196,886	$67,241,329	$48,847,777	$63,375,150	$63,101,896

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.     Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarters (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Revenues	$12,616	$14,450	$16,982	$19,054
Net income (loss)	$(2,624)	$(1,340)	$(619)	$260
Basic net income (loss) per share	$(0.14)	$(0.07)	$(0.03)	$0.01
Diluted net income (loss) per share	$(0.14)	$(0.07)	$(0.03)	$0.01
2002
Revenues	$10,382	$11,584	$14,213	$12,669
Net income (loss)	$(535)	$(1,074)	$(3,319)	$(4,468)
Basic net income (loss) per share	$(0.03)	$(0.06)	$(0.19)	$(0.25)
Diluted net income (loss) per share	$(0.03)	$(0.06)	$(0.19)	$(0.25)

The sum of basic and diluted net loss per share for the four quarters in each of 2003 and 2002 may not equal basic and diluted net loss per share for the year due to the changes in the number of weighted-average shares outstanding during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2003, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

     There were no changes that occurred during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

•	Directors. The information with respect to directors required by this item is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on October 30, 2003, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Digene’s fiscal year (the “2003 Proxy Statement”).

•	Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the 2003 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated herein by reference to the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	•	Consolidated Financial Statements of Digene Corporation:

Report of Independent Auditors

Consolidated Balance Sheets as of June 30, 2002 and 2003

Consolidated Statements of Operations for the fiscal years ended June 30, 2001, 2002 and 2003

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2001, 2002 and 2003

Notes to Consolidated Financial Statements

	•	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	•	Exhibits:

3.1	**	Amended and Restated Certificate of Incorporation of Digene.

3.2		Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the SEC on September 28, 1999).

4.1	**	Specimen Common Stock Certificate.

10.6		Amended and Restated 1996 Omnibus Plan (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.14	**	License Agreement dated September 1, 1995 between Digene and Institut Pasteur.

10.15	**	Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur.

10.16	**	License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.

10.18	**	License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc.

10.26	**	Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders.

10.28	**	License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd.

10.30	*	Amended and Restated Directors’ Stock Option Plan.

10.32		Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.33		Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers (Incorporated by reference to Exhibit 10.37 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.34		Lease dated as of March 2, 1998 by and between Digene and ARE - Metropoliton Grove I, LLC (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.37	+	Marketing and Distribution Agreement dated May 7, 1999 between Digene and Abbott Laboratories (Incorporated by reference to Exhibit 10.41 of Digene’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 and filed with the SEC on December 21, 1999).

10.38		Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.39	++	License Agreement dated April 5, 2000 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.40	+++	Co-Promotion Agreement dated January 17, 2001 between Digene and Cytyc Corporation (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.41	+++	Reseller Agreement dated July 22, 1996 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.41(a)	+++	First Amendment to Reseller Agreement dated July 24, 1997 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.41(b)	+++	Second Amendment to Reseller Agreement dated May 14, 1998 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(b) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.42	++++	Letter Agreement dated April 29, 2001 between Digene and Roche Molecular Systems, Inc., as amended by an Amendment dated September 7, 2001 (Incorporated by reference to Exhibit 10.42 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.43	++++	Original Equipment Manufacturer Supply Agreement dated January 23, 2001 between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.44	+++++	Amendment No. 2 to Letter Agreement between Digene and Roche Molecular Systems, Inc., dated October 24, 2001 (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly on Form 10-Q for the quarter ended September 30, 2001).

10.45		Amendment No. 1 to Marketing and Distribution Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.50	!	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.51	!	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.54		Amendment No. 3 to Letter Agreement, dated December 20, 2002, between Digene and Roche Molecular Systems, Inc. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.55	!	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.56	!	Form of Employment between each of Digene and each of the officers listed on Exhibit 10.56(a) (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.56(a)	!	Schedule of officers of Digene entering into Employment Agreement (Incorporated by reference to Exhibit 10.3(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.57	!	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.4 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.58	!	Form of Change in Employment Agreement between Digene and each of the officers listed on Exhibit 10.58(a) (Incorporated by reference to Exhibit 10.5 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.58(a)	!	Schedule of officers of Digene entering into Change in Control Employment (Incorporated by reference to Exhibit 10.5(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Ernst & Young LLP, Independent Auditors.

31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	*	Certification by Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

**	Incorporated by reference to the like-numbered exhibits to Digene’s Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 21, 1999. Such provisions have been filed separately with the Commission.

++	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

+++	Confidential treatment has been granted for certain portions thereof by the Commission in a letter dated September 10, 2001. Such provisions have been filed separately with the Commission.

++++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

+++++	Confidential treatment has been granted for certain provisions thereof by the Commission in a letter dated February 1, 2002. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b) Reports on Form 8-K.

Report	Item(s) No.	Date of Report	Date Filed or Furnished

Form 8-K	5 and 7	March 31, 2003	Filed April 2, 2003
Form 8-K	7 and 9	May 6, 2003	Furnished May 6, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGENE CORPORATION

September 22, 2003	By:	/s/Evan Jones

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Evan Jones	Chairman and Chief Executive	September 22, 2003
Officer (principal executive officer)
Evan Jones

/s/Charles M. Fleischman	President, Chief Operating Officer,	September 22, 2003
Chief Financial Officer and
Charles M. Fleischman	Director (principal financial officer)

/s/Joseph P. Slattery	Senior Vice President, Finance and	September 22, 2003
Information Systems
Joseph P. Slattery	(principal accounting officer)

/s/John H. Landon	Director	September 22, 2003

John H. Landon

/s/Joseph M. Migliara	Director	September 22, 2003

Joseph M. Migliara

/s/Cynthia L. Sullivan	Director	September 22, 2003

Cynthia L. Sullivan

/s/John J. Whitehead	Director	September 22, 2003

John J. Whitehead

Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at
	Beginning of				Balance at
Classification	Period	Additions	Deductions		End of Period

Allowance for doubtful accounts:
Year ended June 30, 2001	$263	$128	$(110	)(1)	$281
Year ended June 30, 2002	281	482	(79)		684
Year ended June 30, 2003	684	144	(396	)(1)	432
Reserve for inventory:
Year ended June 30, 2001	$1,255	$1,608	$(698)		$2,165
Year ended June 30, 2002	2,165	384	(1,341)		1,208
Year ended June 30, 2003	1,208	5,346	(4,137)		2,417

(1)	“Deductions” represent accounts written off during the period less recoveries of accounts previously written off.

EXHIBIT INDEX

Exhibit No.		Description

3.1	**	Amended and Restated Certificate of Incorporation of Digene.

3.2		Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the SEC on September 28, 1999).

4.1	**	Specimen Common Stock Certificate.

10.6		Amended and Restated 1996 Omnibus Plan (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.14	**	License Agreement dated September 1, 1995 between Digene and Institut Pasteur.

10.15	**	Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur.

10.16	**	License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University.

10.18	**	License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc.

10.26	**	Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders.

10.28	**	License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd.

10.30	*	Amended and Restated Directors’ Stock Option Plan.

10.32		Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.33		Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers (Incorporated by reference to Exhibit 10.37 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.34		Lease dated as of March 2, 1998 by and between Digene and ARE - Metropoliton Grove I, LLC (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.37	+	Marketing and Distribution Agreement dated May 7, 1999 between Digene and Abbott Laboratories (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 and filed with the SEC on December 21, 1999).

10.38		Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.39	++	License Agreement dated April 5, 2000 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

Exhibit No.		Description

10.40	+++	Co-Promotion Agreement dated January 17, 2001 between Digene and Cytyc Corporation (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.41	+++	Reseller Agreement dated July 22, 1996 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.41(a)	+++	First Amendment to Reseller Agreement dated July 24, 1997 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.41(b)	+++	Second Amendment to Reseller Agreement dated May 14, 1998 between Digene and Tropix, Inc. (Incorporated by reference to Exhibit 10.2(b) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.42	++++	Letter Agreement dated April 29, 2001 between Digene and Roche Molecular Systems, Inc., as amended by an Amendment dated September 7, 2001 (Incorporated by reference to Exhibit 10.42 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.43	++++	Original Equipment Manufacturer Supply Agreement dated January 23, 2001 between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.44	+++++	Amendment No. 2 to Letter Agreement between Digene and Roche Molecular Systems, Inc., dated October 24, 2001 (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly on Form 10-Q for the quarter ended September 30, 2001).

10.45		Amendment No. 1 to Marketing and Distribution Agreement between Digene and Abbott Laboratories, dated January 28, 2002 (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.50	!	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.51	!	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.54		Amendment No. 3 to Letter Agreement, dated December 20, 2002, between Digene and Roche Molecular Systems, Inc. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.55	!	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit No.		Description

10.56	!	Form of Employment between each of Digene and each of the officers listed on Exhibit 10.56(a) (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.56(a)	!	Schedule of officers of Digene entering into Employment Agreement (Incorporated by reference to Exhibit 10.3(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.57	!	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.4 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.58	!	Form of Change in Employment Agreement between Digene and each of the officers listed on Exhibit 10.58(a) (Incorporated by reference to Exhibit 10.5 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.58(a)	!	Schedule of officers of Digene entering into Change in Control Employment (Incorporated by reference to Exhibit 10.5(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Ernst & Young LLP, Independent Auditors.

31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	*	Certification by Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

**	Incorporated by reference to the like-numbered exhibits to Digene’s Registration Statement on Form S-1, File No. 333-2968, dated March 29, 1996.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 21, 1999. Such provisions have been filed separately with the Commission.

++	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

+++	Confidential treatment has been granted for certain portions thereof by the Commission in a letter dated September 10, 2001. Such provisions have been filed separately with the Commission.

++++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

+++++	Confidential treatment has been granted for certain provisions thereof by the Commission in a letter dated February 1, 2002. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.