Form 10-Q
period 2003-09-30
DIGENE CORP
filed 2003-11-10
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	November 4, 2003

Common Stock, par value $.01 per share)	18,729,364

DIGENE CORPORATION

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,185,396	$7,883,129
Short-term investments	21,609,304	26,408,994
Accounts receivable, less allowance of approximately $460,000 and $432,000 at September 30, 2003 and June 30, 2003, respectively	12,283,096	10,344,597
Inventories	7,225,766	7,073,920
Prepaid expenses and other current assets	1,949,424	2,189,225

Total current assets	59,252,986	53,899,865

Property and equipment, net	7,391,280	7,515,104
Intangible assets, net	900,515	900,515
Deposits and other assets	1,073,606	1,059,666

Total assets	$68,618,387	$63,375,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,197,057	$7,489,700
Accrued expenses	3,420,819	3,467,629
Accrued payroll	4,097,563	4,182,327
Current portion of long-term debt	2,658,102	2,640,363

Total current liabilities	16,373,541	17,780,019

Deferred rent	450,716	434,908
Long-term debt, less current portion	1,787,904	2,154,244

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.01 par value, 50,000,000 shares authorized, 18,711,412 and 18,325,208 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	187,114	183,252
Additional paid-in capital	124,938,677	118,535,272
Deferred stock compensation	(509,066)	(380,633)
Accumulated other comprehensive income	422,426	356,415
Accumulated deficit	(75,032,925)	(75,688,327)

Total stockholders’ equity	50,006,226	43,005,979

Total liabilities and stockholders’ equity	$68,618,387	$63,375,150

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2003	2002

	(Unaudited)
Revenues:
Product sales	$19,492,042	$12,396,804
Other	125,789	219,683

Total revenues	19,617,831	12,616,487

Costs and expenses:
Cost of product sales	3,385,930	3,175,339
Research and development	2,854,586	2,040,391
Selling and marketing	8,412,508	6,035,793
General and administrative	4,168,712	4,084,986

Income (loss) from operations	796,095	(2,720,022)

Other income (expense):
Interest income	89,823	179,377
Interest expense	(60,521)	(66,976)
Other income (expense)	(17,812)	55,733

Income (loss) before income taxes	807,585	(2,551,888)
Provision for income taxes	152,183	72,154

Net income (loss)	$655,402	$(2,624,042)

Basic net income (loss) per share	$0.04	$(0.14)

Diluted net income (loss) per share	$0.03	$(0.14)

Weighted average shares outstanding
Basic	18,448,249	18,115,585

Diluted	20,262,654	18,115,585

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,

	2003	2002

	(Unaudited)
Operating activities
Net income (loss)	$655,402	$(2,624,042)
Adjustments to reconcile net income (loss) to net cash in operating activities:
Depreciation and amortization of property and equipment	858,570	818,543
Compensation expense related to stock options	225,067	8,034
Changes in operating assets and liabilities:
Accounts receivable	(1,938,499)	1,431,455
Inventories	(151,846)	247,176
Prepaid expenses and other current assets	239,801	121,325
Deposits and other assets	(13,940)	12,949
Accounts payable	(1,292,643)	(3,219,742)
Accrued expenses	(46,810)	(1,996,933)
Accrued payroll	(84,764)	63,397
Deferred revenues	—	(143,772)
Deferred rent	15,808	25,108

Net cash (used in) operating activities	(1,533,854)	(5,256,502)

Investing activities
Purchases of short-term investments	(8,429,743)	(1,022,450)
Sales of short-term investments	13,229,433	4,329,554
Capital expenditures	(734,746)	(418,253)

Net cash provided by investing activities	4,064,944	2,888,851

Financing activities
Exercise of Common Stock options	6,053,767	—
Principal payments of long-term debt	(348,601)	(370,425)

Net cash provided by (used in) financing activities	5,705,166	(370,425)

Effect of currency translations	66,011	—
Net increase (decrease) in cash and cash equivalents	8,302,267	(2,738,076)
Cash and cash equivalents at beginning of period	7,883,129	9,453,125

Cash and cash equivalents at end of period	$16,185,396	$6,715,049

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three-month periods ended September 30, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. Inventories

Inventories are stated at the lower of cost or market.

Inventories consist of the following:

	September 30,	June 30,
	2003	2003

	(unaudited)
Finished goods	$4,718,364	$5,132,328
Work in process	3,374,510	2,897,539
Raw materials	1,515,778	1,461,347

	9,608,652	9,491,214
Reserve	(2,382,886)	(2,417,294)

	$7,225,766	$7,073,920

3. Stock-Based Compensation

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

In accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is as follows:

	Three Months Ended September 30,
	2003	2002

Net income (loss), as reported	$655,402	$(2,624,042)
Add: Stock-based non-employee compensation included in reported net income (loss)	225,067	8,034
Deduct Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants	(3,626,533)	(4,005,233)

Pro forma net loss	$(2,746,064)	$(6,621,241)

Net income (loss) per share:
Basic – as reported	$0.04	$(0.14)
Basic – pro forma	$(0.15)	$(0.37)
Diluted – as reported	$0.03	$(0.14)
Diluted – pro forma	$(0.15)	$(0.37)

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

4. Comprehensive Income

Comprehensive income for the three months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,
	2003	2002

Net income (loss), as reported	$655,402	$(2,624,042)
Other comprehensive income:
Foreign currency translation	422,426	—

Comprehensive income (loss)	$1,077,828	$(2,624,042)

5. Warranties

The Company offers its customers extended warranties on its equipment. The revenues from these extended warranties are deferred and are recognized evenly over the life of the extended warranty. Changes in the Company’s deferred extended warranty revenue during the period are as follows:

Balance, June 30, 2003	$58,020
Warranties issued during the period	13,632
Settlements made during the period	—
Changes in liability for pre-existing warranties during the period, including expirations	(6,578)

Balance, September 30, 2003	$65,074

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2003. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our ability to scale up our manufacturing to the extent product sales increase; dependence on third-party reimbursement from government entities, managed care organizations, and private insurance plans; risk that other companies may develop and market HPV tests competitive with our own; uncertainty regarding patents and propriety rights in connection with our products and products in development; uncertainty as to ongoing litigation; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; uncertainty of clinical trial results for our products in development; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of future profitability and cash generation from operations; our ability, if necessary, to obtain requisite additional financing to fund our operations beyond fiscal year 2004; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Additional Considerations” in our Annual Report on Form 10-K for the year ended June 30, 2003.

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

Our revenues to a significant extent have been derived from the sales of our HPV Tests, which, for fiscal year 2003, accounted for 81% of total revenues and, for the three months ended September 30, 2003, accounted for 84% of total revenues. We expect that the growing acceptance of our HPV tests in both the United States and abroad will continue to drive the growth in revenues from our HPV Tests and testing services in the future.

In fiscal 2003, our gross margins improved substantially over the prior fiscal year. In the current fiscal year, we believe that we will be able to sustain gross margins consistent with, or better than, fiscal 2003 as we continue to scale up our manufacturing operations and realize expanded margins as a result of our direct distribution efforts in Europe.

We believe that increasing our investment in sales and marketing and focusing our investment in research and development is essential to allow us to capitalize more fully on the potential of our HPV Test and our core technology. We expect to invest heavily in our European distribution operation during fiscal 2004 and beyond while also expanding our direct sales organization in the United States. We expect to moderately increase our expenditures in the development of our next-generation Hybrid Capture platforms and clinical trial activities for human papillomavirus screening in fiscal 2004 as compared to fiscal 2003.

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

We anticipate that the increase in our gross margins will more than offset these increases in expenditures, and we expect the operating profits which we experienced for the first time at the end of fiscal 2003 to continue through fiscal 2004. There can be no assurance that we will meet this goal.

Results of Operations

Product sales increased 57% to approximately $19,492,000 for the three-month period ended September 30, 2003 from approximately $12,397,000 for the corresponding period in 2002. The increase was due primarily to a 66% growth in sales of our HPV Tests and testing services over such sales in the corresponding period in 2002. The majority of the growth in HPV products sales was in the United States (61% over such sales in the corresponding period in 2002).

Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues decreased 43% to approximately $126,000 for the three-month period ended September 30, 2003 from approximately $220,000 for the corresponding period in 2002. The decrease was due primarily to the partial recognition of equipment sales in Europe during the three-months ended September 30, 2002, which were initially deferred in the fourth quarter of fiscal 2002, related to the Company’s distribution contract with Roche Molecular Systems, Inc. (“Roche”). In fiscal 2003 the Company entered into an agreement and repurchased equipment from Roche.

Cost of product sales increased by 7% to approximately $3,386,000 for the three-month period ended September 30, 2003 from approximately $3,175,000 for the corresponding period in 2002. Gross margin product sales increased to 83% for the three-month period ended September 30, 2003 from 74% for the corresponding period in 2002. The increase in gross margin percentage was due primarily to increased sales of our test products, particularly HPV Tests, principally in the United States. In addition, European margins increased due to substantially lower sales of equipment, which have lower margins than our test products, and pricing increases arising from our ability to sell directly to lab customers as a result of our change to a primarily direct sales approach in the region. The cost of product sales for the three-months ended September 30, 2002 included a charge of approximately $375,000 for damaged products taken as a result of a refrigeration equipment failure, which represented the loss in excess of the expected insurance claims.

Research and development expenses increased 40% to approximately $2,855,000 for the three-month period ended September 30, 2003 from approximately $2,040,000 for the corresponding period in 2002. The majority of the increase was due to a 305% increase in professional services expenses to $754,000, primarily related to costs incurred in preparation for compliance with the European Union In Vitro Diagnostic Directive (or “IVDD”) regulations and costs related to clinical trials. Our research and development activities focus on our platform technology, including different or modified uses of such technology, and improvements to our diagnostic test and equipment products. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

During the three-month period ended September 30, 2003, we focused our research and development activities in four areas: completing regulatory activities to add new claims and indications to existing products in the U.S. and abroad, support and improvement of existing product lines, new product development, and core research efforts for next-generation technologies.

The clinical validation of the procedural modification to our Hybrid Capture 2 assay, designed to improve test robustness, has concluded and was submitted to the U.S. Food and Drug Administration (“FDA”) in September 2003. The development and validation of our Rapid CaptureTM System for automated processing of Hybrid Capture HPV Tests has also concluded with the completion of a multi-center clinical trial and submission of a Pre-Market Approval Supplement in November 2003. Both claims will expand existing indications on our HPV Tests once approved by the FDA. Clinical trials to validate the use of chlamydia (“CT”)/gonorrhea (“GC”) testing from Cytyc Corporation’s ThinPrep® specimens have also been completed.

We have completed the development of a software improvement for our Rapid Capture System to permit the simultaneous testing of multiple DNA-probes and to improve the related laboratory processes and procedures. We have also completed the development of instrumentation and protocols to allow for increased processing and throughput of specimens for HPV testing.

Our ongoing product development efforts to discover innovative methods to improve specimen processing procedures and throughput, including procedures for the improved processing of PreservCytTM (Cytyc Corporation) specimens for high throughput HPV, CT, and GC testing are ongoing. We are continuing development efforts to expand HPV Testing capabilities to testing from additional liquid cytology media, including our Universal Collection Medium (“UCMTM”) and SurePathTM (TriPath Imaging) medium. Our UCM development efforts are ongoing; UCM is expected to allow simultaneous testing for HPV, CT/GC and of other genetic and cellular material from a single patient sample.

We are continuing and expanding several research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research is continuing on our next generation of Hybrid Capture technology.

Selling and marketing expenses increased 39% to approximately $8,413,000 for the three-month period ended September 30, 2003 from approximately $6,036,000 for the corresponding period in 2002. The increase was due primarily to personnel costs, which increased 38% to approximately $2,694,000; various marketing programs, which increased 7% to approximately $1,600,000; agency fees, which increased 89% to approximately $1,075,000; professional fees, which increased 193% to approximately $732,000 and includes approximately $225,000 of stock compensation expense; and conferences, which increased from approximately $4,000 to approximately $276,000. The increase in agency fees relates to our agreement with PDI, Inc. which has recruited a Digene-specific physician detailing sales organization dedicated to educating physicians about the benefits of the DNAwithPapTM Test in the U.S.

General and administrative expenses increased 2% to approximately $4,169,000 for the three-month period ended September 30, 2003 from approximately $4,085,000 for the corresponding period in 2002. The increase was primarily attributed to personnel costs, which increased 63% to approximately $2,124,000. This increase was largely offset by a 31% decrease in professional fees, which decreased to $1,565,000 versus $2,262,000 for the same period in 2002, principally attributable to decreased legal fees associated with our litigation with Ventana Medical Systems, Inc. and with Enzo Biochem, Inc. and its subsidiary, Enzo Diagnostics, Inc.

Interest income decreased 50% to approximately $90,000 for the three-month period ended September 30, 2003 from approximately $179,000 for the corresponding period in 2002. The decrease was primarily due to lower interest rates in the first three months of fiscal 2004 compared to the corresponding period in fiscal 2003.

Other income (expense) consists primarily of foreign exchange gains and losses. For the three-month period ended September 30, 2003 Other expense was approximately $18,000 compared to Other income of approximately $56,000 for the corresponding period in 2002.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $75,033,000 at September 30, 2003. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At September 30, 2003, we had cash, cash equivalents and short-term investments aggregating approximately $37,794,000. We had negative cash flows from operations of approximately $1,534,000 for the three months ended September 30, 2003 due primarily to an increase in accounts receivable of approximately $1,938,000, due to increased sales, and a decrease in accounts payable due to our final payment under the Co-Promotion Agreement with Cytyc Corporation (“Cytyc”) which expired on June 30, 2003. Our negative cash flows from operations of approximately $5,257,000 for the three months ended September 30, 2002 were primarily the result of our scheduled payment to Cytyc under the Co-Promotion Agreement during that period and non-recurring payments to professionals related to our terminated merger transaction with Cytyc.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to support our European direct distribution operations, as well as increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through fiscal 2004. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

We have summarized below our material contractual obligations as of September 30, 2003 (in thousands):

		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years

Long-term debt (1)	$4,446,006	$2,658,102	$1,317,620	$206,096	$264,188
Physician detailing agreement	4,287,044	4,287,044	—	—	—
Operating leases	19,256,499	2,306,292	9,117,120	6,094,855	1,738,232

Total contractual cash obligations	$27,989,549	$9,251,438	$10,434,740	$6,300,951	$2,002,420

(1)  Includes debt payable to Roche Molecular Systems and Abbott Laboratories related to the repurchase of equipment in prior periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three-month periods ended September 30, 2003 and 2002, respectively. Interest rate exposure is primarily limited to the approximately $37,795,000 of cash, cash equivalents and short-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2003, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On March 5, 2003, the Court granted our motion to amend. No trial date has been set in this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following is a summary of the final voting results from the October 30, 2003 annual meeting of stockholders of Digene. The number of shares present in person or by proxy at the annual meeting were 17,215,173, or 92.8% of the outstanding shares of common stock.

     1.     Election of Directors.

     Two of Digene’s six directors had terms that expired and stood for re-election at the annual meeting for three year terms expiring in 2006. The two directors received a majority of the votes necessary for re-election and are listed below:

Name	Votes For	Withheld Authority

John H. Landon	15,990,980	1,224,193
John J. Whitehead	16,050,308	1,164,865

     The following directors’ terms continued after the meeting: Charles M. Fleischman, Evan Jones, Joseph M. Migliara and Cynthia Sullivan.

     2.     Approval of an Amendment to the Amended and Restated 1999 Incentive Plan.

     Digene proposed an amendment to its Amended and Restated 1999 Incentive Plan to increase the number of shares of common stock issuable under the Plan from 4,000,000 to 4,900,000 shares. The proposal received the affirmative vote of a majority of the votes present and entitled to be cast on the matter.

Category of Vote	Number of Votes

For:	9,295,904
Against:	7,907,700
Abstain:	11,568
Broker Non-Votes:	1

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.1.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

10.1	Digene’s Amended and Restated 1999 Incentive Plan, as amended.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

Digene filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

Report	Item(s) No.	Date of Report	Date Filed

Form 8-K	5 and 7	July 31, 2003	August 1, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date: November 10, 2003	By:	/s/ Charles M. Fleischman

Charles M. Fleischman
President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2003	By:	/s/ Joseph P. Slattery

Joseph P. Slattery
Senior Vice President, Finance and Information Systems
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968)).

10.1	Digene’s Amended and Restated 1999 Incentive Plan, as amended.

31.2	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.