Form 10-Q
period 2003-12-31
DIGENE CORP
filed 2004-02-13
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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
Yes    X       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	February 6, 2004
Common Stock, par value $.01 per share	19,456,152

DIGENE CORPORATION

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,857,447	$7,883,129
Short-term investments	24,676,293	26,408,994
Accounts receivable, less allowance of approximately $494,000 and $432,000 at December 31, 2003 and June 30, 2003, respectively	13,144,706	10,344,597
Inventories	7,132,104	7,073,920
Prepaid expenses and other current assets	2,099,934	2,189,225

Total current assets	61,910,484	53,899,865

Property and equipment, net	8,699,706	7,515,104
Intangible assets, net	900,515	900,515
Deposits and other assets	1,234,101	1,059,666

Total assets	$72,744,806	$63,375,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,664,106	$7,489,700
Accrued expenses	3,541,941	3,467,629
Accrued payroll	3,197,639	4,182,327
Current portion of long-term debt	2,675,965	2,640,363

Total current liabilities	14,079,651	17,780,019

Deferred rent	466,524	434,908
Long-term debt, less current portion	1,421,688	2,154,244

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,155,822 and 18,325,208 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	191,558	183,252
Additional paid-in capital	129,955,584	118,535,272
Deferred stock compensation	(396,729)	(380,633)
Accumulated other comprehensive income	1,111,091	356,415
Accumulated deficit	(74,084,561)	(75,688,327)

Total stockholders’ equity	56,776,943	43,005,979

Total liabilities and stockholders’ equity	$72,744,806	$63,375,150

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Revenues:
Product sales	$20,751,865	$14,207,489	$40,243,907	$26,604,293
Other	362,348	242,079	488,137	461,762

Total revenues	21,114,213	14,449,568	40,732,044	27,066,055

Costs and expenses:
Cost of product sales	3,722,174	3,012,051	7,108,104	6,187,390
Research and development	2,773,711	2,125,890	5,628,297	4,166,281
Selling and marketing	9,220,803	6,683,861	17,633,311	12,719,654
General and administrative	4,600,148	4,180,461	8,768,860	8,265,447

Income (loss) from operations	797,377	(1,552,695)	1,593,472	(4,272,717)

Other income (expense):
Interest income	100,118	163,058	189,941	342,435
Interest expense	(58,160)	(62,616)	(118,681)	(129,592)
Other income	228,332	55,245	210,520	110,978

Income (loss) before income taxes	1,067,667	(1,397,008)	1,875,252	(3,948,896)

Provision for (benefit from) income taxes	119,303	(57,042)	271,486	15,112

Net income (loss)	$948,364	$(1,339,966)	$1,603,766	$(3,964,008)

Basic net income (loss) per share	$0.05	$(0.07)	$0.09	$(0.22)

Diluted net income (loss) per share	$0.05	$(0.07)	$0.08	$(0.22)

Weighted average shares outstanding
Basic	18,837,147	18,115,585	18,642,698	18,115,585

Diluted	20,810,550	18,115,585	20,591,249	18,115,585

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2003	2002
	(Unaudited)
Operating activities
Net income (loss)	$1,603,766	$(3,964,008)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,829,518	1,480,609
Compensation expense related to stock options	298,435	16,069
Changes in operating assets and liabilities:
Accounts receivable	(2,800,109)	1,181,284
Inventories	(58,184)	226,725
Prepaid expenses and other current assets	89,291	(233,584)
Deferred costs	—	176,566
Deposits and other assets	(174,435)	(1,547)
Accounts payable	(2,825,594)	(1,500,359)
Accrued expenses	74,312	(2,548,440)
Accrued payroll	(984,688)	(174,757)
Deferred revenues	—	(287,545)
Deferred rent	31,616	50,215

Net cash used in operating activities	(2,916,072)	(5,578,772)

Investing activities
Purchases of short-term investments	(14,165,607)	(1,022,450)
Sales of short-term investments	15,898,308	7,115,355
Capital expenditures	(3,014,120)	(1,284,985)

Net cash provided by (used in) investing activities	(1,281,419)	4,807,920

Financing activities
Exercise of common stock options	11,114,087	—
Principal payments of long-term debt	(696,954)	(737,475)

Net cash provided by (used in) financing activities	10,417,133	(737,475)

Effect of currency translations	754,676	—
Net increase (decrease) in cash and cash equivalents	6,974,318	(1,508,327)
Cash and cash equivalents at beginning of period	7,883,129	9,453,125

Cash and cash equivalents at end of period	$14,857,447	$7,944,798

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three- and six-month periods ended December 31, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.   Inventories

Inventories are stated at the lower of cost or market.

Inventories consist of the following:

	December 31,	June 30,
	2003	2003
	(unaudited)

Finished goods	$4,152,032	$5,132,328
Work in process	4,096,960	2,897,539
Raw materials	1,387,396	1,461,347

	9,636,388	9,491,214
Reserve	(2,504,284)	(2,417,294)

	$7,132,104	$7,073,920

3.   Common Stock and Per Share Calculation

For the three- and six-month periods ended December 31, 2003, in conjunction with stock option exercises, the Company issued 444,410 and 830,614 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $5,060,000 and $11,114,000 for the three- and six-month periods ended December 31, 2003, respectively.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Numerator:

Net income (loss)	$948,364	$(1,339,966)	$1,603,766	$(3,964,008)

Denominator:

Weighted average shares outstanding — basic	18,837,147	18,115,585	18,642,698	18,115,585

Dilutive securities — employee stock options	1,973,403	—	1,948,551	—

Weighted average shares outstanding — diluted	20,810,550	18,115,585	20,591,249	18,115,585

Basic net income (loss) per share	$0.05	$(0.07)	$0.09	$(0.22)

Diluted net income (loss) per share	$0.05	$(0.07)	$0.08	$(0.22)

For the three- and six-month periods ended December 31, 2003, stock options to purchase approximately 62,000 and 170,000 shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company’s stock for the applicable period since the effect would have been antidilutive. None of the stock options outstanding in the three- and six-month periods ended December 31, 2002 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

4.   Stock-Based Compensation

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss), as reported	$948,364	$(1,339,966)	$1,603,766	$(3,964,008)
Add: Stock-based compensation included in reported net income (loss)	73,368	8,035	298,435	16,069
Deduct: Stock-based compensation expense if SFAS No. 123 had been applied to all grants	(4,955,343)	(4,050,800)	(8,651,497)	(7,490,688)

Pro forma net loss	$(3,933,611)	$(5,382,731)	$(6,749,296)	$(11,438,627)

Net income (loss) per share:
Basic – as reported	$0.05	$(0.07)	$0.09	$(0.22)
Basic – pro forma	$(0.21)	$(0.30)	$(0.36)	$(0.63)
Diluted – as reported	$0.05	$(0.07)	$0.08	$(0.22)
Diluted – pro forma	$(0.21)	$(0.30)	$(0.36)	$(0.63)

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

5.   Income Taxes

Items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign taxes, stock options, foreign income or loss, valuation allowances and other miscellaneous items.

6.   Comprehensive Income

Comprehensive income for the quarter- and year-to-date ended December 31, 2003 and 2002 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss), as reported	$948,364	$(1,339,966)	$1,603,766	$(3,964,008)
Other comprehensive income:
Foreign currency translation	688,665	—	754,676	—

Comprehensive income (loss)	$1,637,029	$(1,339,966)	$2,358,442	$(3,964,008)

7.   Warranties

The Company offers its customers extended warranties on its equipment. The revenues from these extended warranties are deferred and are recognized evenly over the life of the extended warranty. Changes in the Company’s deferred extended warranty revenue during the period are as follows:

Balance, June 30, 2003	$58,020
Warranties issued during the period	42,837
Settlements made during the period	—
Changes in liability for pre-existing warranties during the period, including expirations	(16,404)

Balance, December 31, 2003	$84,453

8.   Contingencies

The Company is involved in various claims and legal proceedings of a nature considered normal to its business including protection of its owned and licensed intellectual property. The Company records accruals for such contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.

In March 2002, the Company filed an action for declaratory judgment against Enzo Biochem, Inc. after receiving notification that the Company had allegedly infringed one of Enzo’s patents. Enzo Diagnostics, Inc. subsequently filed a complaint for patent infringement against the Company, The two cases have now been consolidated. The Court has established March 22, 2004 as a trial date in this matter. The Company does not believe it infringes such patent and continues to vigorously defend against Enzo’s claim of patent infringement. An adverse outcome to such proceeding, however, could subject us to significant liabilities or require us to obtain royalty-bearing licenses, cease sales of related products or revise the applications or products which employ the technology. We cannot provide assurances that any such licenses would be made available to us on commercially reasonable terms, if at all.

See Legal Proceedings in Part II of this Form 10-Q for additional discussion of this matter.

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

Our revenues to a significant extent have been derived from the sales of our diagnostic tests for the presence of human papillomavirus (HPV), which, for fiscal 2003, accounted for 81% of total revenues and, for the six months ended December 31, 2003, accounted for 83% of total revenues. We expect that the growing acceptance of our HPV Tests in both the United States and abroad will continue to drive the growth in revenues from our HPV Tests and testing services in the future.

In fiscal 2003, our gross margins (79% for the full fiscal year) improved substantially over fiscal 2002 (gross margins of 72%). In fiscal 2004, we believe that we will be able to sustain gross margins consistent with, or better than, fiscal 2003 as we continue to scale up our manufacturing operations and realize expanded margins as a result of our direct distribution efforts in Europe.

We believe that increasing our investment in sales and marketing and focusing our investment in research and development is essential to allow us to capitalize more fully on the potential of our HPV Test and our core technology. We expect to invest heavily in our European distribution operation during fiscal 2004 and beyond while also expanding our direct sales organization in the United States. We expect to moderately increase our expenditures in the development of our next-generation Hybrid Capture platforms and clinical trial activities for human papillomavirus screening in fiscal 2004 and beyond as compared to fiscal 2003.

Our sales and marketing expenditures have been and will continue to be focused on accelerating the adoption of human papillomavirus testing worldwide. We intend to capitalize on the growing acceptance of our HPV Tests in the United States and internationally by physicians, laboratories and health insurance providers by materially increasing sales and marketing expenditures over the next several quarters. The increase in expenditures will be primarily directed at expanded direct sales and marketing efforts in Europe and the United States.

We expect our general and administrative expenses will increase to provide adequate infrastructure to support greater sales and marketing activities and more focused research and development activities, to pay the anticipated expenses associated with our ongoing litigation matters and to support the overall growth of our business.

We anticipate that the impact of our ability to sustain or improve our gross margins will offset the impact of these increased expenditures on operating profits. Certain revenues and expenses resulting from our operations outside of the United States are impacted by foreign currency exchange rate changes. We expect the operating profits which we experienced for the first time at the end of fiscal 2003 will continue through fiscal 2004. There can be no assurance that we will meet this goal.

Results of Operations

Product sales increased 46% to approximately $20,752,000 for the three-month period ended December 31, 2003 from approximately $14,207,000 for the corresponding period in 2002. The increase was due primarily to a 47% growth in sales of our HPV Tests and testing services over such sales in the corresponding period in fiscal 2003. The majority of the growth in HPV products sales was in the United States and Europe as compared to sales of such products in the corresponding period in fiscal 2003, increasing by approximately $3,523,000 (37%) and $1,767,000 (132%), respectively. In December 2003, we terminated all marketing of our hepatitis B virus and cytomegalovirus products in Europe, and our marketing and distribution agreement with Abbott Laboratories expired in accordance with its terms.

Product sales increased 51% to approximately $40,244,000 for the six-month period ended December 31, 2003 from approximately $26,604,000 for the corresponding period in fiscal 2003. The increase was due primarily to a 56% growth in sales of our HPV Tests and testing services over such sales in the corresponding period in fiscal 2003. The majority of the growth in HPV products sales was in the United States and Europe, increasing by approximately $8,518,000 (48%) and $3,201,000 (136%), respectively, as compared to sales of such products in the corresponding period in fiscal 2003.

Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased 50% to approximately $362,000 for the three-month period ended December 31, 2003 from approximately $242,000 for the corresponding period in fiscal 2003 primarily due to increases in research and development contract revenue. Other revenues increased 6% to approximately $488,000 for the six-month period ended December 31, 2003 from approximately $462,000 for the corresponding period in fiscal 2003.

Cost of product sales increased by 24% to approximately $3,722,000 for the three-month period ended December 31, 2003 from approximately $3,012,000 for the corresponding period in 2002 and increased 15% to approximately $7,108,000 for the six-month period ended December 31, 2003 from approximately $6,187,000 for the corresponding period in fiscal 2003. Gross margin on product sales increased to 82% for the three-month period ended December 31, 2003 from 79% for the corresponding period in fiscal 2003 and increased to 82% for the six-month period ended December 31, 2003 from 77% for the corresponding period in fiscal 2003. The increase in gross margin percentage was due primarily to increased sales of our test kits, particularly HPV Tests, principally in the United States and Europe.

Research and development expenses increased 30% to approximately $2,774,000 for the three-month period ended December 31, 2003 from approximately $2,126,000 for the corresponding period in fiscal 2003 and increased 35% to approximately $5,628,000 for the six-month period ended December 31, 2003 from approximately $4,166,000 for the corresponding period in fiscal 2003. For the three-month period ended December 31, 2003, the majority of the increase was due to a 184% increase in professional services expenses to $661,000, primarily related to costs incurred in preparation for compliance with the European Union In Vitro Diagnostic Directive (or “IVDD”) regulations, which was successfully accomplished for our HPV, chlamydia and gonorrhea test kits in the second quarter of fiscal 2004, and a 62% increase in lab supplies to approximately $300,000. For the six-month period ended December 31, 2003, the majority of the increase was due to a 238% increase in professional services expenses to $1,415,000, primarily related to the IVDD preparation, a 6% increase in personnel costs to approximately $2,304,000, and a 25% increase in lab supplies to approximately $547,000. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

Our research and development activities focus on our platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. During the six-month period ended December 31, 2003, we focused our research and development activities in four areas: (1) completion of activities necessary to support regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad; (2) support and improvement of existing product lines; (3) new product development activities; and (4) core research efforts for next-generation technologies.

With respect to regulatory submissions and existing product line activities we:

•	completed the clinical validation of a procedural modification to our Hybrid Capture 2 assay, designed to improve test robustness, and submitted a Pre-Market Approval Supplement to the U.S. Food and Drug Administration (“FDA”) in September 2003, which was approved on November 7, 2003;

•	concluded the clinical validation of our Rapid CaptureTM System (“RCS”) for automated processing of Hybrid Capture HPV Tests and submitted a Pre-Market Approval Supplement to the FDA on November 5, 2003; if approved by the FDA, the RCS system will complement our HPV Test and facilitate high-throughput HPV testing; and

•	completed the clinical validation of the performance of chlamydia (“CT”)/gonorrhea (“GC”) testing using our Hybrid Capture products from Cytyc Corporation’s ThinPrep® specimens. A 510(k) application related to chlamydia testing using ThinPrep specimens was submitted to the FDA on November 26, 2003 and the 510(k) applications relating to gonorrhea and chlamydia/gonorrhea combination testing using ThinPrep specimens were submitted to the FDA in January 2004.

Our new product development activities currently focus on the discovery of innovative methods to improve specimen processing procedures and throughput, and include procedures for the improved processing of PreservCytTM (Cytyc Corporation) specimens and equipment upgrades for high throughput HPV, CT, and GC testing. We are also working to expand HPV testing capabilities to allow testing from additional liquid cytology media, including our proprietary Universal Collection Medium (“UCMTM”), which is expected to allow simultaneous testing for cytology, HPV DNA, CT/GC DNA, and of other genetic and cellular material from a single patient sample, and the SurePathTM (TriPath Imaging) medium, for which the clinical validation is ongoing.

Our core research efforts for next-generation technologies include research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology.

Selling and marketing expenses increased 38% to approximately $9,221,000 for the three-month period ended December 31, 2003 from approximately $6,684,000 for the corresponding period in fiscal 2003 and increased 39% to approximately $17,633,000 for the six-month period ended December 31, 2003 from approximately $12,720,000 for the corresponding period in fiscal 2003. For the three-month period ended December 31, 2003, the increase was due to personnel costs, which increased 36% to approximately $3,025,000; agency fees, which increased 111% to approximately $1,521,000; and various marketing programs, which increased 26% to approximately $1,757,000. The increase in agency fees relates to our agreement with PDI, Inc. (“PDI”). PDI recruited and administers a Digene-specific physician detailing sales organization dedicated to educating physicians about the benefits of the DNAwithPap™ Test in the U.S. The increase for the six-month period ended December 31, 2003 was due primarily to personnel costs, which increased 38% to approximately $5,769,000; agency fees, which increased 102% to approximately $2,596,000; various marketing programs, which increased 16% to approximately $3,357,000; and professional fees, which increased 71% to approximately $1,384,000, and includes approximately $298,000 of stock option compensation expense.

General and administrative expenses increased 10% to approximately $4,600,000 for the three-month period ended December 31, 2003 from approximately $4,180,000 for the corresponding period in fiscal 2003 and increased 6% to approximately $8,769,000 for the six-month period ended December 31, 2003 from approximately $8,265,000 for the corresponding period in fiscal 2003. The increase for the three-month period ended December 31, 2003 was primarily attributed to an increase in insurance costs, which increased 53% to approximately $325,000, and professional fees, which increased 5% to $1,789,000 as compared to $1,697,000 for the same period in fiscal 2003. The increase for the six-month period ended December 31, 2003 was primarily attributed to an increase in personnel costs, which increased 16% to approximately $3,514,000, and insurance, which increased 50% to approximately $657,000. The increase was partially offset by a 15% decrease in professional services to approximately $3,349,000, largely related to a decrease in legal fees associated with our litigation with Ventana Medical Systems, Inc. and with Enzo Biochem, Inc. and its subsidiary, Enzo Diagnostics, Inc. Professional fees associated with litigation are expected to increase during the second half of fiscal 2004.

Interest income decreased 39% to approximately $100,000 for the three-month period ended December 31, 2003 from approximately $163,000 for the corresponding period in fiscal 2003 and decreased 45% to approximately $190,000 for the six-month period ended December 31, 2003 from $342,000 for the corresponding period in fiscal 2003. The decrease was primarily due to lower interest rates in fiscal 2004 compared to the corresponding period in fiscal 2003, partially offset by an increase in average cash balances in the fiscal 2004 period.

Other income (expense) consists primarily of foreign exchange gains and losses. For the three- and six-month periods ended December 31, 2003, Other income was approximately $228,000 and $211,000, respectively, compared to Other income of approximately $55,000 and $111,000, respectively, for the corresponding periods in fiscal 2003.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $74,085,000 at December 31, 2003. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At December 31, 2003, we had cash, cash equivalents and short-term investments aggregating approximately $39,534,000. We had negative cash flows from operations of approximately $2,916,000 for the six-months ended December 31, 2003 compared to negative cash flows from operations of approximately $5,579,000 for the comparable period in fiscal 2003. The decrease in cash used in operations was due primarily to net income in the current fiscal year of approximately $1,604,000 compared to a net loss of approximately $3,964,000 for the corresponding period in fiscal 2003, partially offset by an increase of approximately $3,981,000 in the cash used for net accounts receivable due to increased sales in fiscal 2004, compared to a decrease in net accounts receivable in fiscal 2003 as a result of strong collection efforts in the corresponding period in fiscal 2003.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to support our European direct distribution operations, as well as increasing accounts receivable as a result of expected revenue growth. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2004. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, royalty expenses, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

We have summarized below our material contractual obligations as of December 31, 2003 (in thousands):

Contractual Obligations		Less Than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
Long-term debt (1)	$4,097,653	$2,675,965	$981,461	$440,227	$—
Physician detailing agreement	2,866,859	2,866,859	—	—	—
Operating leases	18,745,955	3,140,280	9,253,070	6,140,016	212,589

Total contractual cash obligations	$25,710,467	$8,683,104	$10,234,531	$6,580,243	$212,589

(1)	Includes debt payable to Roche Molecular Systems and Abbott Laboratories related to the repurchase of equipment in prior periods.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. In the quarter ended December 31, 2003, foreign currency exchange rate fluctuations had a positive impact on revenues from our operations outside the United States and resulted in an increase in the amount of expenditures recorded for international operations. The net impact of foreign exchange activities on earnings was immaterial for the three- and six-month periods ended December 31, 2003 and 2002, respectively. Interest rate exposure is primarily limited to the approximately $39,534,000 of cash, cash equivalents and short-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.

Item 4.   Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II.   Other Information

Item 1.   Legal Proceedings

On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On December 10, 2002, the Court granted our motion to amend. On January 28, 2003, we filed a motion to file a second amended complaint. On March 9, 2003, the Court granted our motion to amend. No trial date has been set in this matter.

     On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We are seeking a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that we have infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases have now been consolidated. We have filed counterclaims against Enzo Biochem for various business-related tortious conduct. The Court has denied Enzo Biochem’s motion to dismiss our counterclaims and has granted Digene’s motion to amend our counterclaims to include inequitable conduct claims. We do not believe we are infringing such patent and will go forward with the action for declaratory judgment and continue vigorously defending against Enzo’s claim of patent infringement. The Court has indicated that a trial in this matter will be held on March 22, 2004.

Item 5.   Other Information

On December 9, 2003, Kenneth R. Weisshaar was elected by the directors to serve on our Board of Directors. Mr. Weisshaar joins the Board in the class of directors whose terms will expire at the 2006 annual meeting of stockholders. This election increases the size of our Board from six to seven.

Mr. Weisshaar was Chief Operating Officer and Strategy Advisor of Sensatex/Life Link, Inc. from 2000 to 2003. Prior to joining Sensatex, Mr. Weisshaar held a number of senior positions at Becton, Dickinson & Company, including Chief Financial Officer; President, Worldwide Consumer Health Care; Sector President, Bioscience Cell Analysis; President BD Division; and Vice President Corporate Planning and

Development. Mr. Weisshaar received his M.B.A. from the Harvard Business School in 1974, and he graduated from the Massachusetts Institute of Technology in 1972.

On December 10, 2003, we executed an Amended and Restated Reseller Agreement with the Applied Biosystems Group of Applera Corporation. This agreement governs our purchase of Applied Biosystems’ CDP-Star® chemiluminescent substrate from Applied Biosystems for use in connection with our marketed Hybrid Capture products, including our HPV Tests. The amendment extends the term of the agreement until at least June 30, 2015, subject to certain earlier termination rights. Applied Biosystems has the right, effective after June 30, 2011, to terminate the agreement; subject to the grant of certain product manufacturing rights to Digene.

At the request of Georgetown University, we are currently evaluating the royalty payments made to Georgetown University under our license agreement because of a disagreement over the calculation of such royalties. Our discussions with Georgetown University are ongoing. Management currently believes we can resolve this matter without a material adverse effect on our results of operation or financial condition, but we cannot provide assurance that such resolution will occur.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1	Amended and Restated Reseller Agreement dated December 10, 2003, between Digene Corporation and Applera Corporation, acting through its Applied Biosystems Group.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K:

Digene did not file any Current Reports on Form 8-K with the Commission during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date:	February 13, 2004	By:	/s/ Charles M. Fleischman

Charles M. Fleischman President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	February 13, 2004	By:	/s/ Joseph P. Slattery

Joseph P. Slattery Senior Vice President, Finance and Information Systems (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1	Amended and Restated Reseller Agreement, dated December 10, 2003, between Digene Corporation and Applera Corporation, acting through its Applied Biosystems Group.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.