Form 10-Q
period 2004-03-31
DIGENE CORP
filed 2004-05-07
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X]  No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	May 3, 2004
Common Stock, par value $.01 per share	19,755,774

DIGENE CORPORATION

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,091,401	$7,883,129
Short-term investments	23,832,291	26,408,994
Accounts receivable, less allowance of approximately $551,000 and $432,000 at March 31, 2004 and June 30, 2003, respectively	14,234,609	10,344,597
Inventories	7,779,629	7,073,920
Prepaid expenses and other current assets	2,302,896	2,189,225

Total current assets	71,240,826	53,899,865
Property and equipment, net	9,577,852	7,515,104
Intangible assets, net	900,515	900,515
Deposits and other assets	1,239,643	1,059,666

Total assets	$82,958,836	$63,375,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,140,313	$7,489,700
Accrued expenses	3,003,500	3,467,629
Accrued payroll	3,675,302	4,182,327
Current portion of long-term debt	1,450,302	2,640,363

Total current liabilities	14,269,417	17,780,019
Deferred rent	472,801	434,908
Long-term debt, less current portion	1,060,330	2,154,244
Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,738,550 and 18,325,208 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	197,385	183,252
Additional paid-in capital	137,926,366	118,535,272
Deferred stock compensation	(231,012)	(380,633)
Accumulated other comprehensive income	857,991	356,415
Accumulated deficit	(71,594,442)	(75,688,327)

Total stockholders’ equity	67,156,288	43,005,979

Total liabilities and stockholders’ equity	$82,958,836	$63,375,150

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$23,158,679	$16,900,922	$63,402,586	$43,505,215
Other	406,805	80,958	894,942	542,720

Total revenues	23,565,484	16,981,880	64,297,528	44,047,935
Costs and expenses:
Cost of product sales	4,339,132	3,812,189	11,447,236	9,999,579
Research and development	2,418,685	2,481,681	8,046,982	6,647,962
Selling and marketing	9,221,061	7,427,101	26,854,372	20,146,755
General and administrative	5,014,995	4,076,798	13,783,855	12,342,245

Income (loss) from operations	2,571,611	(815,889)	4,165,083	(5,088,606)
Other income (expense):
Interest income	119,296	136,404	309,237	478,839
Interest expense	(33,378)	(72,307)	(152,059)	(201,899)
Other income (expense)	(5,327)	196,026	205,193	307,004

Income (loss) before income taxes	2,652,202	(555,766)	4,527,454	(4,504,662)
Provision for income taxes	162,083	63,615	433,569	78,727

Net income (loss)	$2,490,119	$(619,381)	$4,093,885	$(4,583,389)

Basic net income (loss) per share	$0.13	$(0.03)	$0.22	$(0.25)

Diluted net income (loss) per share	$0.12	$(0.03)	$0.20	$(0.25)

Weighted average shares outstanding
Basic	19,493,223	18,118,253	18,924,145	18,116,461

Diluted	21,026,892	18,118,253	20,734,205	18,116,461

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2004	2003
	(Unaudited)
Operating activities
Net income (loss)	$4,093,885	$(4,583,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,856,988	2,448,423
Compensation expense related to stock options	318,725	24,102
Changes in operating assets and liabilities:
Accounts receivable	(3,890,012)	(99,165)
Inventories	(705,709)	122,067
Prepaid expenses and other current assets	(113,671)	300,778
Deposits and other assets	(179,977)	(130,587)
Accounts payable	(1,349,387)	(694,268)
Accrued expenses	(464,129)	(2,421,429)
Accrued payroll	(507,025)	325,141
Deferred rent	37,893	66,023

Net cash provided by (used in) operating activities	97,581	(4,642,304)
Investing activities
Purchases of short-term investments	(20,419,247)	(15,201,254)
Sales and maturities of short-term investments	22,995,950	22,776,891
Capital expenditures	(4,919,736)	(2,946,260)

Net cash provided by (used in) investing activities	(2,343,033)	4,629,377
Financing activities
Exercise of common stock options	19,236,123	55,096
Principal payments of long-term debt	(2,283,975)	(1,080,884)

Net cash provided by (used in) financing activities	16,952,148	(1,025,788)
Effect of currency translations	501,576	—
Net increase (decrease) in cash and cash equivalents	15,208,272	(1,038,715)
Cash and cash equivalents at beginning of period	7,883,129	9,453,125

Cash and cash equivalents at end of period	$23,091,401	$8,414,410

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three- and nine-month periods ended March 31, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. Inventories

Inventories are stated at the lower of cost or market.

Inventories consist of the following:

	March 31,	June 30,
	2004	2003
	(unaudited)
Finished goods	$4,876,308	$5,132,328
Work in process	3,496,498	2,897,539
Raw materials	1,560,380	1,461,347

	9,933,186	9,491,214
Reserve	(2,153,557)	(2,417,294)

	$7,779,629	$7,073,920

3. Common Stock and Per Share Calculation

For the three- and nine-month periods ended March 31, 2004, in conjunction with stock option exercises, the Company issued 582,728 and 1,413,342 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $8,122,000 and $19,236,000 for the three- and nine-month periods ended March 31, 2004, respectively.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$2,490,119	$(619,381)	$4,093,885	$(4,583,389)
Denominator:
Weighted average shares outstanding — basic	19,493,223	18,118,253	18,924,145	18,116,461
Dilutive securities — stock options	1,533,669	—	1,810,060	—

Weighted average shares outstanding — diluted	21,026,892	18,118,253	20,734,205	18,116,461
Basic net income (loss) per share	$0.13	$(0.03)	$0.22	$(0.25)
Diluted net income (loss) per share	$0.12	$(0.03)	$0.20	$(0.25)

For the three- and nine-month periods ended March 31, 2004, outstanding stock options to purchase approximately 68,000 and 83,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period. None of the stock options outstanding in the three- and nine-month periods ended March 31, 2003 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$2,490,119	$(619,381)	$4,093,885	$(4,583,389)
Add: Stock-based compensation included in reported net income (loss)	20,290	—	318,725	—
Deduct: Stock-based compensation expense if SFAS No. 123 had been applied to all grants	(4,049,070)	(2,681,405)	(12,485,559)	(10,550,781)

Pro forma net loss	$(1,538,661)	$(3,300,786)	$(8,072,949)	$(15,134,170)

Net income (loss) per share:
Basic – as reported	$0.13	$(0.03)	$0.22	$(0.25)
Basic – pro forma	$(0.08)	$(0.18)	$(0.43)	$(0.84)
Diluted – as reported	$0.12	$(0.03)	$0.20	$(0.25)
Diluted – pro forma	$(0.08)	$(0.18)	$(0.43)	$(0.84)

These pro forma amounts are not necessarily indicative of future effects of applying the fair value-based method due to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years.

5. Income Taxes

The Company’s provision for income taxes has been reduced by the net operating loss carryforward. At March 31, 2004 the Company has a net operating loss carryforward of approximately $100 million. Items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate include state minimum income taxes, foreign taxes, foreign income or loss, valuation allowances, alternative minimum tax and other miscellaneous taxes.

6. Comprehensive Income

Comprehensive income for the quarter- and year-to-date ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$2,490,119	$(619,381)	$4,093,885	$(4,583,389)
Other comprehensive income:
Foreign currency translation	(253,100)	—	501,576	—

Comprehensive income (loss)	$2,237,019	$(619,381)	$4,595,461	$(4,583,389)

7. Warranties

The Company offers its customers extended warranties on its equipment. The revenues from these extended warranties are deferred and are recognized evenly over the life of the extended warranty. Changes in the Company’s deferred extended warranty revenue during the period are as follows:

Balance, June 30, 2003	$58,020
Warranties issued during the period	60,787
Settlements made during the period	—
Changes in liability for pre-existing warranties during the period, including expirations	(29,948)

Balance, March 31, 2004	$88,858

8. Contingencies

The Company is involved in various claims and legal proceedings of a nature considered normal to its business including protection of its owned and licensed intellectual property. The Company records accruals for such contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. A specific royalty liability of approximately $535,000, which was previously accrued, was reversed in the quarter ended March 31, 2004 based on the reduced probability that a liability would materialize.

In March 2002, the Company filed an action for declaratory judgment against Enzo Biochem, Inc. after receiving notification that the Company had allegedly infringed one of Enzo’s patents. Enzo Diagnostics, Inc. subsequently filed a complaint for patent infringement against the Company. The two cases have now been consolidated. The Court has established June 14, 2004 as a trial date in this matter. The Company does not believe it infringes such patent and continues to vigorously defend against Enzo’s claim of patent infringement. An adverse outcome to such proceeding, however, could subject the Company to significant liabilities or require the Company to obtain royalty-bearing licenses, cease sales of related products or revise the applications or products which employ the technology. Digene cannot provide assurances that any such licenses would be made available to it on commercially reasonable terms, if at all, or that any such applications or products revisions could be made or be feasible.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2003. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from more government entities, managed care organizations, and private insurance plans; risk that other companies may develop and market HPV tests competitive with our own; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty as to ongoing litigation; our ability to scale up our manufacturing to the extent demand for our products increases; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products in development; uncertainty of future profitability and cash generation from operations; our ability, if necessary, to obtain requisite additional financing to fund our operations beyond calendar year 2004; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Additional Considerations” in our Annual Report on Form 10-K for the year ended June 30, 2003.

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

Our revenues to a significant extent have been derived from the sales of our diagnostic tests for the presence of human papillomavirus (HPV), which, for fiscal 2003, accounted for 81% of total revenues and, for the nine months ended March 31, 2004, accounted for 82% of total revenues. We expect that the growing acceptance of our HPV Tests in both the United States and abroad will continue to drive the growth in revenues from our HPV Tests in the future.

In fiscal 2003, our gross margins (79% for the full fiscal year) improved substantially over fiscal 2002 (gross margins of 72%). In fiscal 2004, we believe that we will be able to sustain gross margins consistent with, or better than, fiscal 2003 as we continue to scale up our manufacturing operations and realize expanded margins as a result of our direct distribution efforts in Europe.

We believe that increasing our investment in sales and marketing and focusing our investment in research and development is essential to allow us to capitalize more fully on the potential of our HPV Test and our core technology. We have invested heavily in our European infrastructure and distribution operations during fiscal 2004 to date and expect this to continue beyond fiscal 2004. We are also expanding our sales organization in the United States. We have moderately increased our expenditures related to the development of our next-generation Hybrid Capture platforms and clinical trial activities for human papillomavirus screening in fiscal 2004 to date as compared to fiscal 2003 and expect to continue such funding in fiscal 2004.

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

We expect our general and administrative expenses will continue to increase to provide adequate infrastructure to support greater sales and marketing activities and more focused research and development activities, to pay the anticipated costs associated with our ongoing litigation matters and to support the overall growth of our business.

We anticipate that the impact of our ability to sustain our gross margins will offset the impact of these increased expenditures on operating profits. Certain revenues and expenses resulting from our operations outside of the United States are impacted by foreign currency exchange rate changes. We expect the operating profits which we experienced for the first time at the end of fiscal 2003 will continue through fiscal 2004. There can be no assurance that we will meet this goal.

Results of Operations

Product sales increased 37% to approximately $23,159,000 for the three-month period ended March 31, 2004 from approximately $16,901,000 for the corresponding period in 2003. The increase was due primarily to a 38% growth in sales of our HPV Tests over such sales in the corresponding period in fiscal 2003. The majority of the growth in HPV products sales was in the United States and Europe where such sales increased by approximately $3,931,000 (38%) and $1,026,000 (41%), respectively over the corresponding period in fiscal 2003.

Product sales increased 46% to approximately $63,403,000 for the nine-month period ended March 31, 2004 from approximately $43,505,000 for the corresponding period in fiscal 2003. The increase was due primarily to a 49% growth in sales of our HPV Tests over such sales in the corresponding period in fiscal 2003. The majority of the growth in HPV products sales was in the United States and Europe, where such sales increased by approximately $12,449,000 (44%) and $4,227,000 (87%), respectively, as compared to sales of such products in the corresponding period in fiscal 2003. In December 2003, we terminated all marketing of our hepatitis B virus and cytomegalovirus products in Europe, and our marketing and distribution agreement with Abbott Laboratories for these products expired in accordance with its terms.

Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased 402% to approximately $407,000 for the three-month period ended March 31, 2004 from approximately $81,000 for the corresponding period in fiscal 2003 primarily due to a 176% increase in equipment rental revenues to approximately $193,000 and revenues of approximately $183,000 under new research and development contracts. Other revenues increased 65% to approximately $895,000 for the nine-month period ended March 31, 2004 from approximately $543,000 for the corresponding period in fiscal 2003 due primarily to a 514% increase in research and development contract revenue to approximately $385,000.

Cost of product sales increased by 14% to approximately $4,339,000 for the three-month period ended March 31, 2004 from approximately $3,812,000 for the corresponding period in 2003 and increased 14% to approximately $11,447,000 for the nine-month period ended March 31, 2004 from approximately $10,000,000 for the corresponding period in fiscal 2003. Gross margin percentage on product sales increased to 81% for the three-month period ended March 31, 2004 from 77% for the corresponding period in fiscal 2003 and increased to 82% for the nine-month period ended March 31, 2004 from 77% for the corresponding period in fiscal 2003. The increase in gross margin percentage for the nine-month period ended March 31, 2004 was due primarily to an increase in the sale of our higher margin HPV kits, which increased to 83% of product sales in fiscal 2004 from 81% of product sales in the comparable period in fiscal 2003, partially offset by the lower gross margin from equipment sales, which increased 135% to approximately $4,270,000 in the nine months ended March 31, 2004.

Research and development expenses decreased 3% to approximately $2,419,000 for the three-month period ended March 31, 2004 from approximately $2,482,000 for the corresponding period in fiscal 2003 and increased 21% to approximately $8,047,000 for the nine-month period ended March 31, 2004 from approximately $6,648,000 for the corresponding period in fiscal 2003. For the three-month period ended March 31, 2004, there was a 69% decrease in professional services expenses to $227,000, primarily related to reduced expenditures in this quarter for the preparation for compliance with the European Union In Vitro Diagnostic Directive (or “IVDD”) regulations, for which we spent heavily in the corresponding period in fiscal 2003 and the first half of fiscal 2004. Personnel related costs increased by 22% to approximately $1,247,000 and lab supply costs increased 52% to approximately $284,000 for the three months ended March 31, 2004, compared to the corresponding period in fiscal 2003 which partially offset the decrease. For the nine-month period ended March 31, 2004, the majority of the increase was due to a 42% increase in professional services expenses to $1,642,000, primarily related to the IVDD compliance activities preparation, an 11% increase in personnel costs to approximately $3,550,000, and a 33% increase in lab supply costs to approximately $831,000 compared to the first nine months of fiscal 2003. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

Our research and development activities focus on our platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focus our research and development activities in four areas: (1) core research efforts for next-generation technologies; (2) new product development activities; (3) completion of activities necessary to support regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad; and (4) modification of the design or capabilities of our product and equipment offerings.

Our core research efforts for next-generation technologies include research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology. In addition, in November 2003 we entered into a collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid batch HPV test for developing countries. Digene and PATH will jointly fund the efforts subject to certain maximum funding obligations and Digene will perform the product development and commercialization activities. During the third quarter of fiscal 2004 we completed the establishment of a research team to pursue this program.

Our new product development activities currently focus on the discovery of innovative methods to improve specimen processing procedures and throughput, and include procedures for the improved processing of PreservCytTM (Cytyc Corporation) specimens and equipment upgrades for high throughput HPV, CT, and GC testing. We are also working to expand HPV testing capabilities to allow testing from additional liquid cytology media, including our proprietary Universal Collection Medium (“UCMTM”), which is expected to allow simultaneous testing for cytology, HPV DNA, CT/GC DNA, and of other genetic and cellular material from a single patient sample, and the SurePathTM (TriPath Imaging) medium, for which the clinical validation is ongoing. We have also completed development of a software improvement for our Rapid CaptureTM System to permit the simultaneous testing of multiple DNA-probes, and to improve the related laboratory processes and procedures.

With respect to regulatory submissions and product modification activities we:

•	developed and completed the clinical validation of our Rapid Capture System for semi-automated processing of Hybrid Capture HPV DNA Tests, and initially submitted a Pre-Market Approval Supplement to the FDA on November 5, 2003. We provided follow-up data and information on April 1, 2004 to facilitate completion of the FDA’s review. We received this approval on May 4, 2004. We expect this claim will expand existing indications for our high-risk HPV Test to allow high-volume semi-automated HPV DNA testing; and,

•	developed and completed the clinical validation of the use of chlamydia (“CT”) and gonorrhea (“GC”) testing using our CT/GC Tests from Cytyc Corporation’s ThinPrep® PreservCyt specimens. We submitted 510(k) pre-market notifications for each of our CT and GC Tests (each test separately and the combined CT/GC Test) between November 2003 and January 2004. The FDA’s review of these submissions is ongoing and we continue to work with the FDA during this period to provide the information needed to facilitate completion of its review.

Selling and marketing expenses increased 24% to approximately $9,221,000 for the three-month period ended March 31, 2004 from approximately $7,427,000 for the corresponding period in fiscal 2003 and increased 33% to approximately $26,854,000 for the nine-month period ended March 31, 2004 from approximately $20,147,000 for the corresponding period in fiscal 2003. For the three-month period ended March 31, 2004, the increase was due to personnel costs, which increased 33% to approximately $3,053,000; agency fees, which increased 177% to approximately $1,406,000; professional fees, which increased 159% to approximately $822,000, and conferences, which increased from approximately $5,000 to approximately $235,000. The increase in agency fees relates to our agreement with PDI, Inc. (“PDI”). PDI recruits and administers a Digene-specific physician detailing sales organization dedicated to educating physicians about the benefits of the DNAwithPap™ Test in the U.S. These increases were partially offset by a decrease in royalties expense, which decreased 96% to approximately $29,000 due to the reversal of an approximately $535,000 accrual. This decrease was based on the reduced probability that a specific royalty liability would materialize. The increase for the nine-month period ended March 31, 2004 was due primarily to personnel costs, which increased 37% to approximately $8,882,000; agency fees, which increased 123% to approximately $4,002,000; and professional fees, which increased 96% to approximately $2,206,000, and includes approximately $319,000 of stock option compensation expense. These increases were partially offset by a 46% decrease in royalty accruals to approximately $1,049,000 due to the aforementioned accrual reversal.

General and administrative expenses increased 23% to approximately $5,015,000 for the three-month period ended March 31, 2004 from approximately $4,077,000 for the corresponding period in fiscal 2003 and increased 12% to approximately $13,784,000 for the nine-month period ended March 31, 2004 from approximately $12,342,000 for the corresponding period in fiscal 2003. The increase for the three-month period ended March 31, 2004 was primarily attributed to an increase in personnel costs, which increased 24% to approximately $2,058,000; professional fees, which increased 11% to $1,965,000; and insurance costs, which increased 54% to approximately $362,000, as compared to the same period in fiscal 2003, due to significant increases in Director’s & Officers Liability insurance and Product Liability insurance. The increase for the nine-month period ended March 31, 2004 was primarily attributed to an increase in personnel costs, which increased 21% to approximately $5,680,000; and insurance, which increased 51% to approximately $1,019,000. The increase was partially offset in the nine-month period by a 7% decrease in professional services to approximately $5,314,000, largely related to a decrease in legal fees associated with our litigation with Ventana Medical Systems, Inc., and litigation with Enzo Biochem, Inc. and its subsidiary, Enzo Diagnostics, Inc. Professional fees associated with these litigation matters are expected to increase during the remainder of fiscal 2004.

Other income (expense) consists primarily of foreign exchange gains and losses.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $71,594,000 at March 31, 2004. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At March 31, 2004, we had cash, cash equivalents and short-term investments aggregating approximately $46,924,000. We had positive cash flows from operations of approximately $98,000 for the nine-months ended March 31, 2004 compared to cash used in operations of approximately $4,642,000 for the comparable period in fiscal 2003. The increase in cash provided from operations was due primarily to net income for the nine-months ended March 31, 2004 of approximately $4,094,000 compared to a net loss of approximately $4,583,000 for the corresponding period in fiscal 2003, partially offset by an increase of approximately $3,890,000 in the cash used for net accounts receivable due to increased sales in fiscal 2004. Net cash used in investing activities for the nine-months ended March 31, 2004 included approximately $4,920,000 of capital expenditures. This included approximately $2,304,000 of equipment placed at customer sites and approximately $1,401,000 of leasehold improvements, primarily at our headquarters facility in Gaithersburg, Maryland. The placed equipment allows our customers to run diagnostic tests using our reagent test kit products. In fiscal 2005 we expect both of these types of capital expenditures to be significant uses of working capital as we continue to place equipment, and specifically Rapid Capture Systems, at our customers’ sites, and as we further expand our warehouse capacity at our Gaithersburg facility, for which we may obtain financing from our current landlord.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to support our European infrastructure and direct distribution operations, as well as increasing accounts receivable as a result of expected revenue growth. Until this fiscal quarter we have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2004. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products, progress in our product development efforts and the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress in our regulatory affairs activities, the cost and timing of expansion of our manufacturing capabilities, the development and maintenance of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, royalty expenses, competing technological and market developments, and the development and maturation of strategic alliances for the marketing of our products. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

We have summarized below our material contractual obligations as of March 31, 2004:

Contractual Obligations		Less Than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
Long-term debt (1)	$2,510,632	$1,450,302	$645,302	$415,028	$—
Physician detailing agreement	1,383,885	1,383,885	—	—	—
Operating leases	18,212,809	3,241,505	9,370,013	5,413,018	188,273

Total contractual cash Obligations	$22,107,326	$6,075,692	$10,015,315	$5,828,046	$188,273

(1) Includes debt payable to Abbott Laboratories related to the repurchase of equipment in prior periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. In the quarter ended March 31, 2004, foreign currency exchange rate fluctuations had a positive impact on revenues from our operations outside the United States and resulted in an increase in the amount of expenditures recorded for international operations. The net impact of foreign exchange activities on earnings was immaterial for the three- and nine-month periods ended March 31, 2004 and 2003, respectively. Interest rate exposure is primarily limited to the approximately $46,923,692 of cash, cash equivalents and short-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

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

On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We are seeking a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that we have infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases have now been consolidated. We have filed counterclaims against Enzo Biochem for various business-related tortious conduct. The Court has denied Enzo Biochem’s motion to dismiss our counterclaims and has granted Digene’s motion to amend our counterclaims to include inequitable conduct claims. We do not believe we are infringing such patent and will go forward with the action for declaratory judgment and continue vigorously defending against Enzo’s claim of patent infringement. The Court has indicated that a trial in this matter will be held commencing June 14, 2004.

Item 5. Other Information

During this quarter we engaged in discussions with Georgetown University because of a disagreement over the calculation of royalties paid to Georgetown University under an existing license agreement. To date, such discussions have not resolved this matter. Management currently believes we can resolve this matter without a material adverse effect on our results of operations or financial condition, but we cannot provide assurances that such resolution will occur.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Reports on Form 8-K:

Digene did not file any Current Reports on Form 8-K with the Commission during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date: May 7, 2004	By: /s/ Charles M. Fleischman

Charles M. Fleischman
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2004	By: /s/ Joseph P. Slattery

Joseph P. Slattery
Senior Vice President, Finance and
Information Systems
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.