Form 10-K
period 2004-06-30
DIGENE CORP
filed 2004-09-13
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

     As of December 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $599,174,040. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 31, 2003.

     As of September 3, 2004, 19,893,076 shares of the registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Report on Form 10-K:

     1) The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

i

PART I

ITEM 1. BUSINESS

Overview

     We develop, manufacture and market our proprietary gene-based diagnostic tests for the screening, monitoring and diagnosis of human diseases. Our primary focus is in women’s cancers and infectious diseases. We have applied our proprietary Hybrid Capture® technology to develop a successful diagnostic test for human papillomavirus (HPV), which is the primary cause of cervical cancer and is found in greater than 99% of all cervical cancer cases. We have created, and are continuing to expand, the worldwide market for HPV testing.

     Our patented Hybrid Capture platform has been optimized for high-throughput, cost-effective cervical cancer screening and other gynecologic applications. Hybrid Capture is a signal amplification technology that combines the convenience of a direct probe test with the sensitivity of an amplification test, requires minimal sample preparation and provides reproducible, objective test results.

     Our HPV testing products, which are the only FDA-approved tests for the detection of human papillomavirus, are each a reproducible, objective test for the primary cause of cervical cancer. Our HPV testing products are not limited by the subjective nature or visual limitations of cytology and can be used to predict the risk of developing cervical cancer.

     On March 31, 2003, the FDA approved the use of our hc2 High-Risk HPV DNA™ Test, also called the DNAwithPap™ Test, as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap test for women age 30 and older. We intend to establish it as the primary screen for cervical disease, initially in conjunction with the Pap test and later independent of the Pap test. The DNAwithPap Test, together with the Pap test, has excellent diagnostic capabilities. Internationally, we are working to replace the Pap test with our HPV testing products for stand-alone primary cervical cancer screening.

     Our hc2 HPV Test is also FDA-approved as a follow-up to an equivocal Pap test result for all women, independent of age.

     In addition to our HPV test products, our diagnostic test products portfolio includes gene-based tests for the detection of chlamydia, gonorrhea, cytomegalovirus and hepatitis B virus. We also develop and sell to clinical laboratories the equipment, instrumentation and accessories used to perform clinical specimen testing with our diagnostic tests. In May 2004, the FDA approved the use of our Rapid Capture® System, an automated processing system that performs over 350 tests in a single six and one-half hour laboratory shift, for use with our diagnostic tests for human papillomavirus, chlamydia and gonorrhea.

     On July 31, 2003, The American College of Obstetricians and Gynecologists (ACOG) published new recommendations for cervical cancer screening that include the use of an FDA-approved high-risk HPV DNA test for women age 30 and older. Our DNAwithPap Test is the only FDA-approved high-risk HPV DNA test.

The new ACOG recommendations provide two options for women age 30 and older:

•	The combined use of a cervical cytology test and an FDA-approved test for high-risk types of HPV. Under this option women age 30 and older receive both a cervical cytology test and a genetic test that looks for certain high-risk types of the HPV known to cause cancer (an HPV DNA test). Once a woman tests negative on both tests she should be rescreened with the combined tests no more frequently than every three years. If only one of the tests is negative, however, more frequent screening will be necessary.

•	Testing using cervical cytology alone. If a woman age 30 or older has negative results on three consecutive annual cervical cytology tests, then she may be rescreened with cervical cytology alone every two to three years.

     The ACOG recommendations stressed that more frequent cervical cancer screening may be required for higher-risk women who are infected with HIV, are immunosuppressed (such as those receiving organ transplants), were exposed to diethylstilbestrol, or DES, in utero, or were previously diagnosed with cervical cancer. Regardless of the frequency of cervical cancer screening, annual gynecologic examinations, including pelvic exams, are still recommended.

     During our fiscal year that ended June 30, 2004, we focused our efforts on the commercial launch of our DNAwithPap Test, with emphasis in the United States and Europe, and the receipt of approval for, and commercial launch of, our Rapid Capture system in the United States.

     Our goal is to become a global leader in gene-based testing systems for women’s cancers and infectious diseases. Our strategy is to leverage our position as a pioneer in the human papillomavirus testing market and our Hybrid Capture technology to develop additional tests for the early detection of disease. We have established relationships with clinical laboratories, physicians and other healthcare professionals, developed primarily through our HPV test product marketing efforts, which will help us to sell our products.

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

     We believe the higher accuracy and sensitivity of our tests may reduce the overall patient management costs and eliminate costs associated with late diagnosis of disease, equivocal test results and false negative diagnoses. This potential for cost reduction arises because the higher accuracy reduces the need for follow-up exams, allows healthcare resources to be focused on patients who have, or are at a higher risk of developing, disease and avoids the expenditure of resources on those patients at least risk. In addition, the simple form and automation capabilities of our tests allow ease of laboratory use, reducing overall processing costs.

     Traditional Diagnostic Testing in Cervical Cancer Screening. Worldwide, cervical cancer affects over 400,000 women annually and, after breast cancer, is the second most common malignancy found in women. The treatment of cervical cancer after it reaches the advanced stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. If detected in the precancerous stage, a vast majority of cervical cancer cases are preventable. The United States has a relatively low incidence of cervical cancer due to widespread use of cervical cancer screening and significant expenditures on screening infrastructure, which includes sophisticated laboratory facilities, highly trained cytotechnologists and extensive regulatory oversight. Nonetheless, approximately 4,100 women in the United States die annually of this preventable disease. Outside the United States, limited resources and underdeveloped or non-standardized testing infrastructure often lead to underdiagnosis of cervical disease, resulting in a significantly higher incidence of cervical cancer.

     Pap tests have been the principal means of cervical cancer screening since the 1940s. Approximately 60 million Pap tests are performed annually in the United States, and we believe that an additional 60 to 100 million are performed annually in the rest of the world. Pap test results fall into three categories: normal, abnormal and equivocal, or ASC-US (Atypical Squamous Cells of Undetermined Significance). An equivocal classification is given to Pap test results that cannot be definitively classified as either normal or abnormal; this classification occurs in approximately 5% to 7% of all cases.

     Women with normal Pap test results do not undergo follow-up treatment beyond routine Pap testing. Diagnostic alternatives for women with abnormal Pap tests are HPV testing and a colposcopic examination (visual examination of the cervix with the aid of a colposcope). Many women also undergo biopsy at the time of colposcopy, and may go on to have any suspected lesions ablated (physically removed with a scalpel or cauterizing instrument). Women with equivocal Pap test results may undergo repeat Pap testing or HPV testing. In the United States we believe approximately 75% of women with equivocal Pap test results receive HPV testing using our HPV testing products.

     Although the use of the Pap test has been successful in reducing deaths due to cervical cancer in the United States, Pap testing has significant limitations, including false negative diagnoses, failure to identify cervical disease in a significant number of women, limited predictive value and inability to detect the presence of the cancer-causing types of HPV, the primary cause of cervical cancer. Consequently, Pap testing does not allow the clinician to identify women with no overt signs of cervical disease but who are at higher risk for developing cervical disease or cervical cancer in the future.

     HPV Testing in Cervical Cancer Screening. In August 1999, the Journal of Pathology reported that human papillomavirus, a sexually transmitted virus, is the primary cause of cervical cancer and that 99.7% of cervical cancers contain cancer-causing human papillomavirus. Persistent infection with cancer-causing human papillomavirus types is a necessary precursor to virtually all cervical cancer. A test positive for human papillomavirus is more meaningful with increasing age because human papillomavirus infection is more likely to be persistent in more mature women. Clinical studies have shown that approximately 20% of women age 30 and older with cancer-causing human papillomavirus have high-grade cervical disease. Additionally, women age 30 and older with persistent human papillomavirus infection and who do not have cervical disease are at significant risk of developing cervical disease in the future.

     On April 24, 2002, the Journal of the American Medical Association, (JAMA), published Consensus Guidelines recommending testing for human papillomavirus in the management of women with ASC-US Pap test results. These “2001 Consensus Guidelines” were sponsored by the American Society for Colposcopy and Cervical Pathology (ASCCP), and state that for managing women with

     ASC-US results, HPV testing is the “preferred approach” when it can be performed directly from a liquid-based pap test, also known as “reflex” HPV testing, or when the HPV testing specimen can be collected during the initial office visit. According to the 2001 Consensus Guidelines, “Reflex HPV DNA testing offers significant advantages since women do not need an additional clinical examination for specimen collection, and 40% to 60% of women will be spared a colposcopic examination. Moreover, women testing negative for HPV DNA can be rapidly assured that they do not have a significant lesion.”

     As we described above, on July 31, 2003, The American College of Obstetricians and Gynecologists (ACOG) published new recommendations for cervical cancer screening that include the use of an FDA-approved high-risk HPV DNA test for women age 30 and older. The benefits of using our DNAwithPap Test in conjunction with the Pap test as a primary screen for cervical cancer for women age 30 and older also have been recognized by other important medical organizations. During fiscal 2004 the American Cancer Society (ACS), the Association of Reproductive Health Professionals and the International Agency for Research on Cancer, which is part of the World Health Organization, issued cervical cancer screening guidelines incorporating adjunctive screening with an FDA-approved high-risk HPV test.

     We believe our DNAwithPap Test, when used in conjunction with the Pap test for women age 30 and over, or as a follow-up to an equivocal Pap test for all women independent of age, enhances cervical cancer screening by overcoming the shortcomings of the Pap test alone. Our DNAwithPap Test:

•	demonstrates increased sensitivity for high-grade cervical disease, reducing false negative diagnoses and increasing the number of women diagnosed with disease;

•	detects the presence of the cancer-causing types of HPV and allows the clinician to identify women with no overt signs of cervical disease but who are at higher risk for developing cervical disease or cervical cancer in the future;

•	is a reproducible and objective process that reduces or eliminates the subjectivity inherent with Pap testing; and

•	with its increased clinical performance, may also permit the healthcare professional to contain or reduce costs associated with cervical cancer screening by more accurately identifying women with cervical disease or at increased risk for cervical disease, permitting healthcare professionals to more accurately direct diagnostic screening and follow-up medical intervention.

Our Products

     The following table describes the diagnostic test kit products and principal instrumentation we market and sell.

Product	Infection	Market	Marketed Since
Diagnostic Tests:

DNAwithPap Test (1)	HPV	United States	June 2003

hc2 High-Risk HPV DNA Test (1)(2)	HPV	Worldwide, primarily U.S., Europe and Asia/Pacific	March 2000 in U.S. July 2003 in Europe

hc2 HPV Test (3)	HPV	Worldwide, primarily Europe, Canada, Asia/Pacific and Latin/South America	March 1995

hc2 CT Test	Chlamydia	Worldwide, primarily U.S., Europe, Japan, South America and Canada	1998 in Europe October 1999 in U.S.

hc2 GC Test	Gonorrhea	Worldwide, primarily U.S., Europe, Japan, South America and Canada	1999

hc2 CT/GC Test	Chlamydia and Gonorrhea from same sample	Worldwide, primarily U.S., Europe, Japan, South America and Canada	1999 in Europe March 2000 in U.S.

hc1 CMV Test	Cytomegalovirus	U.S., Asia/Pacific (4)	September 1998

hc2 HBV Test	Hepatitis B virus	Asia, primarily Korea; U.S. (for research use only) (4)	1995

Instrumentation and Accessories:

Rapid Capture System	HPV, Chlamydia and Gonorrhea	U.S.; expected to be marketed in Europe in March 2005	May 2004

Hybrid Capture Microplate System	All hc2 assay targets	Worldwide	1995

(1)	Contains high-risk HPV probes only.

(2)	Outside of the United States this test is marketed under the name DNAPap™ and in this Form 10-K when we refer to the DNAwithPap Test we also mean the DNAPap Test.

(3)	Contains high-risk and low-risk HPV probes.

(4)	In December 2003 we ceased all marketing in Europe and Canada of our diagnostic test products for Hepatitis B virus and cytomegalovirus.

     Our HPV Tests. There are more than 70 distinct human papillomavirus types, approximately 23 of which are specific to the female genital tract. Human papillomavirus types that infect the genital tract can be divided into two categories, high-risk and low-risk, which indicate the chances of developing cervical cancer. Cancer-causing human papillomavirus types have been found in more than 99% of cervical cancers.

     Our hc2 HPV Test contains individual RNA probes that are mixed into cocktails of the significant cancer-causing, high-risk papillomavirus types (types 16, 18, 31, 33, 35, 39, 45, 51, 52, 56, 58, 59 and 68), and low-risk human papillomavirus types which are not linked to the development of cervical cancer

(types 6, 11, 42, 43 and 44). Our DNAwithPap Test (also sold under the name hc2 High-Risk HPV DNA Test) contains individual RNA probes of the significant cancer-causing, high-risk human papillomavirus types (types 16, 18, 31, 33, 35, 39, 45, 51, 52, 56, 58, 59 and 68). All of our HPV test products use a signal amplification process to detect small amounts of the human papillomavirus collected from the cervix. Each test kit consists of RNA probes to specific human papillomavirus types, antibodies, detection reagents and 96-well microplates coated with antibodies.

     Each of our HPV test products is prescribed by a gynecologist or other healthcare professional. The healthcare professional collects the specimen by inserting the collection brush into the cervix, rotating the brush to collect cells, removing it and placing it into the transport tube device. The device is then sent to the laboratory, where specialized software programs provided with our Hybrid Capture 2 systems produce results processed by a lab technician. The laboratory subsequently reports the test results to the physician using standard reporting procedures and the physician advises the woman of the test results and the appropriate follow-up treatment. The entire process can be completed in one day but is typically performed in two to three days. When our test is used with an FDA-approved liquid-based Pap test, the entire process is the same except that only one specimen is collected for both our HPV test and the Pap test, permitting the laboratory to perform follow-up human papillomavirus testing (reflex testing) without the need for additional specimen collection should the woman have an equivocal or abnormal Pap test result.

     Clinical studies have shown that our HPV test products, used in conjunction with the Pap test, have excellent diagnostic capabilities and a high negative predictive value. Negative predictive value is a measure of how often a test result indicating no disease is actually correct. This high negative predictive value assures women and their physicians that, with a negative result, they can be virtually certain that neither cervical cancer nor its cause is present, alleviating patient anxiety and reducing healthcare costs.

     Since infection with HPV is necessary for the development of effectively all cervical cancer, HPV testing with our HPV test products identifies women at high risk for the development of cervical disease and cervical cancer. This predictive nature of human papillomavirus testing permits healthcare professionals to classify women who test negative for human papillomavirus as being unlikely to develop cervical disease in the foreseeable future. This may safely permit increased screening intervals, within the current guidelines, for such women, saving costs for the healthcare provider and permitting the allocation of resources to those women who currently have cervical disease or are at significant risk for developing cervical disease in the future.

     Our Chlamydia and Gonorrhea Tests. Chlamydia is the most common bacterial sexually transmitted disease in the United States and is a major health problem worldwide, with approximately 89 million new cases reported annually. Genital chlamydia infection, if left untreated, has serious potential consequences, including infertility, ectopic pregnancy, cervicitis and pelvic inflammatory disease. Gonorrhea, with approximately 62 million new cases reported annually worldwide, is the second-most common bacterial sexually transmitted disease in the United States and may result in severe genital complications in both women and men if left untreated. If properly detected, both chlamydia and gonorrhea are easily treatable with low-cost antibiotic therapy. Nevertheless, routine and broad-based screening for chlamydia and gonorrhea has been limited by the insufficient sensitivity of some culture methods, the invasive and cumbersome specimen collection methods frequently used and the time and cost associated with performing these tests.

     Our chlamydia and gonorrhea tests are prescribed and performed by a gynecologist or other healthcare professional using the same methods used to perform our HPV tests. We are the first to provide a test cleared by the FDA (our hc2 CT/GC Test) for the simultaneous detection of chlamydia and gonorrhea infections, in addition to human papillomavirus, from a single patient sample. We believe the ability to perform multiple tests from a single patient specimen provides greater convenience to patients and their physicians and reduces healthcare costs by decreasing the frequency of patient visits and testing. Clinical studies on women have indicated that our hc2 CT Test is capable of detecting chlamydia in up to 98% of the cases in which the bacterium is present and our hc2 GC Test is capable of detecting gonorrhea in up to 92% of the cases in which the bacterium is present. We also offer our hc2 CT/GC Test which can be used to test for both infections from the same sample.

     Our Blood Virus Tests. Blood viruses, such as hepatitis B virus and cytomegalovirus, are leading causes of morbidity and death. Antiviral therapies have been developed to treat the diseases caused by these viruses. To maximize the efficacy of these expensive and sometimes toxic therapies, physicians rely on viral load monitoring to measure the level of virus present in the patient. By measuring viral load and identifying patients who are not responding to therapy early in their treatment, physicians can tailor antiviral therapies through monitoring of individual responses, recognize when a patient develops drug resistance and project how quickly the infection will progress to chronic disease. Rapid, accurate and ongoing detection of blood viruses and monitoring of viral load are essential for effective patient management.

     We have developed unique testing products using our Hybrid Capture technology to detect the presence of cytomegalovirus (CMV) and hepatitis B virus (HBV). Our hc1 CMV Test is the only DNA test cleared for the detection of cytomegalovirus by the FDA, and our hc2 HBV Test is used in the United States for research use only. Except in the United States, where our hc2 HBV Test is used for research use only, our CMV and HBV tests products are prescribed by a gastroenterologist, transplant surgeon or other healthcare professional. The healthcare professional draws a blood specimen from the patient. The specimen is then sent to the laboratory, where specialized software programs provided with our Hybrid Capture 1 and Hybrid Capture 2 systems process the results. The laboratory subsequently reports the test results to the physician using standard reporting procedures and the physician advises the patient of the test results and the appropriate follow-up treatment. Depending on the level of hepatitis B virus in the patient’s blood, antiviral therapy will be presented, modified or discontinued. For transplant patients, the level of cytomegalovirus in the blood is used to determine the presence or absence of cytomegalovirus infection. Patients with active cytomegalovirus infections are prescribed antiviral therapy. Transplant patients are typically monitored once per week for cytomegalovirus DNA for twelve weeks following the initial organ transplant.

     Our Instrumentation and Accessory Products. We manufacture instrumentation and accessories for performing our tests in clinical laboratories. For our hc1 and hc2 tests, we offer a manual Hybrid Capture system that includes a DML 2000 luminometer, plate washers, microplate heaters and additional accessories. We also offer our Rapid Capture system, which is an automated pipetting and microplate handling platform developed for high volume diagnostic testing using our Hybrid Capture technology. Using our Rapid Capture system, a single laboratory technician can perform over 350 tests in a single laboratory shift. Our HPV test products are approved, and our chlamydia and gonorrhea tests products are 510(k)-cleared, by the FDA for use with the Rapid Capture system.

Regulatory Approvals

     Receipt and maintenance of regulatory authorization to market and sell our products is vital to our success. The following table summarizes the regulatory approvals and clearances we have received to date for our principal products.

Product	Regulatory Status
hc2 High-Risk HPV DNA Test	FDA approved in March 2003 for adjunctive screening with Pap for women age 30 and older; FDA approved in March 2000 for follow-up to an equivocal Pap test for all women; CE-marked for use either as an adjunctive or stand-alone primary screen in the European Union; registered for use in Mexico, Japan (January 2004) and Canada; and pending registrations in Argentina, Chile and the Russian Federation. Marketed under the name DNAwithPap Test in the United States and DNAPap in the rest of the world.

hc2 HPV Test	FDA approved in March 1999 for detection of HPV; FDA approved in March 1995 for follow-up to an equivocal Pap test for all women; CE-marked for use either as an adjunctive or stand-alone primary screen in the European Union; registered for use in Mexico, Japan (January 2004) and Canada; and pending registrations in Argentina, Chile and the Russian Federation.

hc2 CT Test	FDA 510(k) marketing clearance granted in October 1999; CE-marked for use in the European Union; and marketing clearance obtained in Brazil and Argentina (1999), and in Japan (October 2001).

hc2 GC Test	FDA 510(k) marketing clearance granted in November 1999; CE-marked for use in the European Union; and marketing clearance obtained in Brazil and Argentina (1999), and in Japan (October 2001).

hc2 CT/GC Test	FDA 510(k) marketing clearance granted in November 1999; CE-marked for use in the European Union; and marketing clearance obtained in Brazil and Argentina (1999), and in Japan (October 2001).

hc2 HBV Test	Current Drug License in India.

hc1 CMV Test	FDA 510(k) marketing clearance granted in September 1998.

Rapid Capture System	FDA 510(k) marketing clearance for chlamydia and gonorrhea testing granted in September 2001 and for HPV testing in May 2004; CE-mark is pending in the European Union.

Hybrid Capture Microplate System	U.S. commercialization authority provided de facto as part of the diagnostic test kit FDA approvals and clearances; original CE mark certification completed as part of the diagnostic test kits.

     In addition to seeking regulatory authorizations for our own products, we work with other companies to seek regulatory approval for use of these companies’ specimen collection products to provide the specimens necessary to perform our diagnostic tests. We received FDA approval in 1997 for the use of our hc2 HPV Test using Cytyc Corporation’s Thin Prep Pap® Test sample collection system. In April 2002, we submitted a pre-market approval (PMA) supplement with the FDA seeking approval of the use of our hc2 HPV Test with TriPath Imaging, Inc.’s SurePath™ Test Pack sample collection system. In July 2002, we received notice from the FDA that the PMA supplement was not approvable as submitted. We worked with TriPath during fiscal 2004 to complete additional clinical studies and submitted the results of these studies to the FDA for pre-market approval in August 2004. In December 2003, we submitted 510(k) pre-market notifications to the FDA for clearance to use the Cytyc

Corporation ThinPrep® vial as a specimen for testing with our chlamydia and gonorrhea test products. We continue to work with the FDA to complete additional clinical studies that will permit completion of the review of these notifications.

Clinical Validation of HPV Testing in Cervical Cancer Screening

     Over the last several years, many general population screening studies using our HPV test products have been conducted by prominent medical professionals and academic and government institutions throughout the world, including the National Cancer Institute, Columbia University and the Cleveland Clinic Foundation. Many of these studies assessed the usefulness of our HPV test products in comparison to the Pap test for women age 30 and older. These studies, including a meta-analysis of multiple studies that was published in the August 2003 Archives of Pathology and Laboratory Medicine, demonstrate the superior performance of our HPV test products when used for primary general population screening alone, or in combination with Pap test, to detect underlying cervical disease as compared with the Pap test alone. These studies show that women age 30 and older who test negative for human papillomavirus and have normal Pap test results are not likely to currently have cervical disease and are at low risk of developing cervical disease in the future. Women age 30 and older who test positive for high-risk human papillomavirus are at significant risk of developing cervical disease.

     Clinical evidence and medical practice guidelines published in medical journals and presented at important medical meetings have validated the usefulness of our products and technology platform and the role of human papillomavirus in cervical cancer. The more recent studies and medical practice guidelines published are:

Publication	Date	Findings
Obstetrics & Gynecology	April 2004	A study authored by the Harvard School of Public Health and Columbia University used computerized modeling to compare various cervical cancer screening scenarios and found that screening women age 30 and older with both a Pap test and an HPV DNA test reduces cervical cancer incidence by up to 93% and results in a 30% cost savings compared to the traditional annual Pap test.

The Lancet	December 2003	A study involving 11,085 women concluded that in women age 30 and older, the HPV DNA test is more effective than the Pap test alone in identifying women with cervical cancer or its precursors.

Cancer Causes and Control	July 2003	A study involving 7,868 women in Mexico demonstrated the high sensitivity (98.0%) and excellent negative predictive value (99.9%) of our hc2 High-Risk HPV DNA Test in combination with the Pap test and concluded that HPV testing from clinician-collected samples “is an effective alternative that can be used to increase the sensitivity of cervical cancer screening in Mexico.”

British Journal of Cancer	May 2003	A study of 8,101 women age 30 and over in Germany found that the use of our hc2 High-Risk HPV DNA Test in conjunction with the Pap test was 100% sensitive for detecting high-grade cervical disease and cancer and also had a negative predictive value of 100%.

Organization	Date	Practice Guidelines
The International Agency for Research on Cancer	May 2004	Issued an assessment of available medical technologies for screening women for cervical cancer, which concluded that there is sufficient evidence that testing for HPV can reduce cervical cancer incidence and mortality rates.

The National Cancer Institute, the American Cancer Society and the American Society of Colposcopy and Cervical Pathology	February 2004	Developed consensus guidance on the most effective way to use HPV DNA testing for cervical cancer screening, published in Obstetrics & Gynecology, that recognized that testing for high-risk HPV types can identify more women with pre-cancerous cell changes than a single Pap test and included recommendations for managing women with conflicting test results when HPV is present, but the Pap test is normal.

American Cancer Society	January 2004	Final cervical cancer screening guidelines that included a recommendation that HPV testing for high-risk HPV types, together with the Pap test, be used in primary screening of women age 30 and older.

Association of Reproductive Health Professionals	September 2003	Published the ACOG screening recommendations for the combined use of an FDA-approved high-risk HPV test for women age 30 and older, with either liquid-based or conventional cytology and reaffirmed the use of HPV DNA testing for the management of abnormal or ASC-US Pap tests results in all women, regardless of age.

American College of Obstetricians and Gynecologists (ACOG)	July 2003	Published new recommendations for cervical cancer screening that provide two screening options for women age 30 and older, one of which is the combined use of a cervical cytology test and an FDA-approved test for high-risk types of HPV.

Our Markets and Competition

     The United States and Europe are the principal markets in which we sell our products. In the United States we sell our products for the detection of HPV, chlamydia, gonorrhea and cytomegalovirus and offer our Hepatitis B test for research use only. In fiscal 2004 we also began selling our Rapid Capture systems in the United States. In Europe we sell our products for the detection of HPV, chlamydia and gonorrhea. With respect to the detection of HPV, we sell our products for the two FDA-approved indications in the United States - adjunctive screening with Pap for women age 30 and older, and follow-up testing of equivocal or abnormal Pap test results. In Europe and the rest of the world we offer our HPV test products for adjunctive screening with a Pap test, as follow-up to equivocal Pap test results and as stand-alone primary cervical cancer screening.

     In marketing our HPV test products for cervical cancer screening and prevention, we compete with well-established procedures, such as Pap testing, colposcopy and biopsy, that have a long history of use and are widely accepted as an inexpensive (in the case of the Pap test) and, with regular use, adequate screening tests for cervical cancer. Future technological advancements designed to improve quality control over sample collection and preservation and to reduce the Pap testing’s susceptibility to human error may serve to increase physician reliance on the Pap test and solidify its market acceptance. Further, when marketed as an adjunct to the Pap test for primary screening in the United States, our DNAwithPap Test may be seen as adding unnecessary expense to the accepted cervical cancer screening methodology. Consequently, our HPV test products may not be able to attain significant market acceptance as primary cervical cancer screening tests.

     Currently approximately 60 million Pap tests are performed annually in the United States, and we believe that an additional 60 to 100 million are performed annually in the rest of the world. We believe the portion of the cervical cancer screening market in which we compete in the United States is the potential HPV testing market, consisting of approximately 35 million annual tests, either adjunctively with the Pap test, as follow-up testing for prior abnormal or equivocal cervical cancer screening results or as follow-up to treatment. Our estimate of the HPV testing market assumes some extension of the screening intervals. At the end of fiscal 2004 we estimate our penetration of this potential HPV testing market to be 9%. The size of our market may grow assuming we pursue approvals for use of our HPV test products for stand-alone primary cervical cancer screening. We are currently the only market participant with FDA-approved HPV DNA test products.

     In the rest of the world we also compete to offer our HPV test products as stand-alone primary screening for cervical cancer, both in countries where Pap testing and cytology infrastructure are in place, and in developing countries where cervical cancer screening is not routinely performed.

     We believe we currently hold a strong competitive position in our markets because of our patented Hybrid Capture platform, the breadth of our rights to high-risk HPV types, our ability to offer diagnostic tests for HPV, chlamydia and gonorrhea from the same sample, our regulatory approval position, our success in achieving reimbursement for our products and our relationships with our customers. We believe all of these elements are important to successfully market an HPV testing product. Current participants in the cervical cancer screening market offering alternative products include current manufacturers of liquid-based Pap tests, such as Cytyc Corporation and TriPath Imaging, and Ventana Medical Systems, Inc., which markets an in situ product not approved by the FDA and large national laboratories which are developing “home brew” HPV testing processes. We are also aware that other companies are working to develop HPV testing capabilities. In the face of these potential competitors, we continue to work to expand our strengths in the areas of technology, regulatory approvals, reimbursement, product acceptance and customer relationships.

     In June 2002, Insitut Pasteur announced that it had transferred its human papillomavirus intellectual property estate to F. Hoffman-La Roche Ltd., which included an assignment of a cross license agreement between Digene and Institut Pasteur. Based on the human papillomavirus types to which Roche has announced that it acquired access as a result of the transfer by Institut Pasteur, the human papillomavirus types covered by Roche’s own patents and the human papillomavirus types that are publicly available, and despite our continuing exclusive access to several high-risk HPV types, we believe Roche has the ability to develop a human papillomavirus test that would be competitive with our HPV test products in the marketplace. We are aware that Roche has begun to market an HPV testing product in Europe in the last few months. Roche is substantially larger and better capitalized than we are and has existing customer relationships in the gene-based probe diagnostics business. If Roche receives FDA approval for a human papillomavirus test, we may not be able to compete in a way that will allow us to substantially increase our share of the HPV testing market.

     With respect to our other diagnostic test products, the medical diagnostics and biotechnology industries are subject to intense competition. Some of our products, such as our tests for chlamydia, gonorrhea, hepatitis B virus and cytomegalovirus, compete against existing screening, monitoring and diagnostic technologies, including tissue culture and antigen-based diagnostic methodologies. Our competitors in the United States and abroad for gene-based diagnostic probes include Roche Diagnostics, Abbott Laboratories, Bayer Corporation, Chiron Corporation and Gen-Probe Incorporated. Other companies, including large, well-capitalized pharmaceutical and biotechnology companies, may enter the market for gene-based probe diagnostics in the future. We believe the primary competitive factors in the market for gene-based probe diagnostics and other screening devices are clinical performance and reliability, ease of use, cost, proprietary position, the competitor’s share of the existing market, access to distribution channels, regulatory approvals and availability of reimbursement.

     Our existing and potential competitors may be in the process of seeking FDA or foreign regulatory approval for their respective products or may also enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. In addition, many of these companies may have established third-party reimbursement for their existing products. We may not be able to continue to compete effectively against existing or future competitors, which may have a material adverse effect on our business, financial condition and results of operations.

Sales and Marketing

     We focus our sales and marketing strategy on achieving broad market acceptance of our gene-based diagnostic tests. Over the last several years, the majority of our sales and marketing investments have been directed to the launch of our hc2 High-Risk HPV DNA test in the United States for both FDA-approved indications, to expand the use of our HPV testing products for primary cervical cancer screening in the rest of the world, and to build demand for our tests among the medical profession, public health officials and consumers through a demand-creation marketing campaign.

     Increasing awareness of cervical cancer and our cost-effective solution is the first step in the demand-creation marketing campaign for our HPV test products. Our strategy has involved:

•	sponsoring, or participating in, major multi-center clinical trials to establish the clinical utility and cost effectiveness of our tests;

•	promoting the publication of the results of these trials in prestigious medical journals and communicating the results of these trials to the public and physicians through media awareness programs;

•	establishing widespread laboratory distribution for our HPV test products through direct sales programs, strategic alliances with major diagnostic companies and co-marketing programs with clinical reference laboratories;

•	working with managed care providers, national governments and reimbursement agencies to establish reimbursement;

•	supporting women’s health advocacy groups to call for widespread use of our HPV test products and educating consumers about the benefits of human papillomavirus testing; and

•	establishing a physician detailing sales organization in the United States.

     The following table provides information regarding our revenues and assets, including revenues from our principal products, our HPV test products. For further information regarding our product sales, and profits and losses from operations for the last three fiscal years, please see our consolidated financial statements in Item 8 of this Form 10-K.

Significant Product Revenues and Assets

	Fiscal 2002%		Fiscal 2003%		Fiscal 2004%
	($ in thousands)
Product revenues from U.S. operations	$30,070	66%	$45,603	73%	$65,655	74%
Product revenues from Non U.S. operations	l5,680	34%	16,837	27%	23,160	26%
Revenues from HPV test products worldwide	34,034	70%	51,114	82%	74,581	84%
Assets located in U.S.	61,921	92%	50,843	80%	92,506	90%
Assets located outside U.S.	5,320	8%	12,532	20%	10,764	10%

North American Market

     There are five key elements to our initial DNAwithPap Test commercialization plan that was substantially implemented in fiscal 2004. First, we are working to formalize support of governmental agencies, medical societies and physician groups and to communicate such support to physicians and our customers. In July 2003, ACOG recommended the use of an FDA-approved high-risk HPV test for cervical cancer screening of women age 30 and older. In addition, several organizations, including the American Cancer Society, the Association of Reproductive Health Professionals, the National Cancer Institute and the American Society of Colposcopy and Cervical Pathology, recently published patient management guidelines that included recommendations for HPV testing. Second, we are partnering with women’s advocacy groups to communicate their support and to educate the public. Third, we have established formalized programs to co-market, with our laboratory partners, the DNAwithPap Test to physicians and payors. Fourth, we have implemented physician education programs, which are driven by our physician detailing organization and third-party organizations, working independently, to educate physicians and women about the proper use of the combined tests. Finally, we have established, and continue to work to establish, comprehensive health insurance reimbursement, which builds on the first four parts of our strategy. These five key elements of our DNAwithPap Test commercialization plan are coordinated and balanced with our overall demand creation marketing plan.

     Our ability to secure adequate reimbursement from government payors, third-party payors and managed care programs is an important element of our sales and marketing plan. In the United States, all of our FDA-approved products have some level of reimbursement coverage. We focus significant efforts on obtaining reimbursement coverage for our HPV test products. In the United States, the American Medical Association has assigned specific Current Procedural Terminology (CPT) codes, necessary for reimbursement, for human papillomavirus testing and the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), has established Medicaid and Medicare reimbursement for our HPV test products. We believe we have nearly universal coverage from U.S. government payors, third-party payors and managed care entities for our hc2 HPV Test as a follow-up test of equivocal Pap test results. In addition, government payors, third-party payors and managed care entities that provide health insurance coverage to over 175 million people in the United States currently authorize reimbursement for the use of our DNAwithPap Test to adjunctively screen women age 30 and older to assess the presence or absence of significant, cancer-causing HPV types. Reimbursement for this indication is now available from more than 75 payors. Most notably, in fiscal 2004 we received reimbursement coverage for this indication from Aetna, UnitedHealthcare, Cigna Healthcare and Anthem Blue Cross Blue Shield.

     In May 2003, we entered into an agreement with PDI, Inc., pursuant to which PDI has established a physician detailing sales organization dedicated to educating physicians about the benefits of the DNAwithPap Test in the United States. The PDI sales force included 34 sales professionals at June 30,

2004. Under the agreement, PDI manages the sales professionals, but we are responsible for decisions regarding marketing, planning, strategy and detailing of our products, as well as for conducting training programs for the sales professionals. The term of the agreement has been extended until July 21, 2005.

     We currently market our products in the United States to clinical reference laboratories through a direct sales force supported by technical and customer service representatives. We market our HPV test products to physicians, physician groups, university hospitals and medical centers through direct efforts, and through joint marketing programs with clinical reference laboratories.

     At the end of fiscal 2004, approximately 315 clinical reference laboratories in the United States provided testing using our HPV test products. The largest laboratory providers in the United States, such as Quest Diagnostics, Laboratory Corporation of America (LabCorp) and ARUP Laboratories, all have active programs for automatic follow-up human papillomavirus testing of equivocal results from Cytyc Corporation’s ThinPrep Pap Test specimens and, in fiscal 2004, entered into agreements with us to purchase DNAwithPap Test products.

     International Markets

     Internationally, we continue to make progress in increasing the market penetration of our hc2 High-Risk HPV DNA Test, marketed as the DNAPapTM Test outside of the United States, in cervical cancer screening programs throughout Europe, Latin and South America and the Asia/Pacific region. We have direct sales and marketing personnel in Europe and Brazil and also make extensive use of independent distributors in all international markets where we offer our products. In fiscal 2004, we increased overall international revenue from our HPV test products by approximately 50% over the prior year.

     As we continue to grow the international sales of our products, we anticipate that changes in the rate of exchange of foreign currencies into the United States dollars may have an adverse impact on our revenues and results of operations.

     We have established reimbursement for our marketed products in all major European countries, Mexico, Brazil, Australia and all major Asian countries. We also work with our distribution networks in smaller markets to establish reimbursement from third-party payors in their respective territories and with government and ministry officials to establish appropriate reimbursement coverage for our marketed products.

     Europe. During fiscal 2004 we added additional subsidiary operating companies in Spain, Italy and Switzerland. As of September 2004, we have established distributor operations in 16 European countries and subsidiaries in Germany, France, Italy, Spain, the United Kingdom and Switzerland. Although we sustained losses from our European operations in fiscal 2004, we believe the transition from a distributor sales model to direct sales will be key to accelerating market penetration and allows for better control of our marketing programs, higher test kit margins and improved customer support. In Germany, our largest European market, approximately 170 laboratories perform our HPV tests. Acceptance of our HPV test products in Europe continues to grow among healthcare providers for use as both a primary and secondary cervical cancer screen. We believe that our progress in Europe is due to our coordinated sales and marketing programs, which include comprehensive physician and laboratory education programs, direct-to-consumer public awareness campaigns and government education efforts.

     In the United Kingdom, our hc2 High-Risk DNA HPV Test is being used in a pilot program to incorporate HPV testing into the National Health Services’ national cervical cancer screening program. In February 2004, the French Ministry of Health approved reimbursement of testing for high-risk HPV types in follow-up evaluation of women with equivocal Pap test results and stated its intent to study use of HPV tests for routine, primary screening for cervical cancer in conjunction with the Pap test. We are also working to secure reimbursement in the Czech Republic, Denmark and Finland, and to add reimbursement approvals from additional third party payors in Germany.

     In December 2003 we elected to stop marketing of our diagnostic test products for Hepatitis B virus and cytomegalovirus in Europe with the implementation of the CE marking requirements of the In Vitro Diagnostic Directive.

     Latin and South America. In Brazil we market our products directly through our majority-owned subsidiary, Digene do Brazil LTDA. The products we market include our gene-based diagnostic test products and our proprietary Universal Collection Medium (UCM), which enables both cytology and HPV DNA testing to be done from one patient sample. This product was launched in March 2002 by Digene do Brazil LTDA. In November 2001, the Brazilian National Cancer Institute initiated a study (the INCA study) evaluating the effectiveness of both the hc2 High-Risk HPV DNA Test alone and in conjunction with our UCM. The INCA study was completed in December 2002, and the results will be used to aid the Brazilian Ministry of Health in its decision regarding the use of UCM and the hc2 High-Risk DNA HPV Test throughout Brazil.

     In other countries in Latin and South America we contract with specific product distributors to sell our products. Our primary markets are Mexico, Chile and Costa Rica and secondary markets are Peru, Argentina, Panama and Columbia. We believe we have significant potential for growth in Latin and South America because there are no established cervical cancer screening programs outside of Mexico, high cervical cancer rates in the population, willingness to try new technologies and because we have the ability to market and sell products that test for HPV, chlamydia and gonorrhea from the same patient sample. The risks we face include the lack of direct control that results from reliance on distributor relationships and the lack of education about HPV in some countries.

     Asia/Pacific. The Asia/Pacific market encompasses approximately 770 million women age 30 to 60. We are concentrating our efforts in Korea, Japan, China, Australia, Singapore and Hong Kong, and work through established distributor arrangements. Some OB/GYN societies within the region have recognized the potential role of HPV testing in cervical cancer screening, but no organizations have published guidelines as of yet. Reimbursement is highly varied in the Asia/Pacific region. In Japan there is reimbursement and regulatory approval for marketing our hc2 HPV, chlamydia and gonorrhea tests, including a January 2004 registration update to include an adjunctive primary screening indication for our HPV test products. HPV testing is registered with the People’s Republic of China State Food and Drug Administration, and HPV testing reimbursement has been established in Beijing, Shanghai and Guangzhou. In Australia there are currently recommendations for post-disease treatment management using our HPV test products, and reimbursement authorization from the Commonwealth Minister of Health and Ageing.

     Historically the Asia/Pacific region suffers from a lack of current screening infrastructure and cytology expertise, but the female population is increasingly aware of the benefits of cervical cancer screening. Alternatives, including liquid cytology and polymerase chain reaction (PCR) testing are becoming increasingly available in the Asia/Pacific region. We have planned a series of programs and activities focused on key markets in this region and intend to coordinate speaker programs to help increase awareness of HPV testing and its advantages, to conduct focused lobbying activities, along with direct government contact, and may explore direct to consumer activities and educational events. There are also opportunities in the region for sales of our tests for chlamydia and gonorrhea. We also currently sell our hc2 HBV test products in Asia but are planning an eventual exit from the Hepatitis B testing global market.

Research and Development

     One of our key goals is to continually expand our core technology and expertise in molecular diagnostics in order to remain at the forefront of DNA testing for infectious diseases and to capture new high-growth and high-margin market opportunities. To achieve this goal, we have invested aggressively in research and development and particularly in clinical trials to validate the performance of our products, product candidates and new indications for our products.

     Our research and development programs are geared to deliver continuing improvements in the detection of cervical cancer and its precursors and sexually transmitted infections, including human papillomavirus, chlamydia and gonorrhea; and we seek to enhance our technological strength in these areas. We have developed our tests so that they can be performed on samples collected for routine liquid-based Pap tests. Our research and development investments are directed at productivity improvements for HPV testing, new indications for our technology and associated regulatory approvals. In fiscal 2004, we focused our research and development activities in four areas: core research efforts for next-generation technologies; new product development activities; completion of activities necessary to support regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad; and modification of the design or capabilities of our product and equipment offerings.

     Our core research efforts for next-generation technologies include research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology. These activities included work on Hybrid Capture 3 and new molecular markers for use in conjunction with our HPV test products

     Our new product development activities currently focus on the discovery of innovative methods to improve specimen processing procedures and throughput to expand the ability of laboratories to use our diagnostic tests. The activities include procedures for the improved processing of Cytyc Corporation’s ThinPrep® PreservCyt® Solution specimens and upgrades of our equipment offerings for high throughput HPV, chlamydia and gonorrhea testing. We are also working to expand HPV testing capabilities to allow testing from additional liquid cytology media, including our proprietary UCM™ (Universal Collection Medium) and TriPath Imaging, Inc.’s SurePath medium, for which the clinical validation is ongoing. UCM will allow simultaneous DNA testing for the infectious agents highlighted above, liquid cytology capabilities, gene expression analysis and detection of proteins by immunoassay methods We have also completed development of a software improvement for our Rapid Capture System to permit the simultaneous testing of multiple DNA probes, and to improve the related laboratory processes and procedures. In addition, in November 2003 we entered into a collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid batch HPV test product for use in developing countries. Digene and PATH will jointly fund the efforts subject to certain maximum funding obligations, and we will perform the product development and commercialization activities. During the second half of fiscal 2004 we completed the establishment of a research team to pursue this program and began active research into a rapid batch HPV test product candidate.

     With respect to regulatory submissions in fiscal 2004 we:

•	developed and completed the clinical validation of our Rapid Capture System for semi-automated processing of our hc2 High-Risk HPV DNA Tests. We initially submitted the Pre-Market Approval Supplement to the FDA on November 5, 2003. We provided follow-up data and information on April 1, 2004 to facilitate completion of the FDA’s review. We received this approval on May 4, 2004. We expect this claim will expand existing indications for our hc2 High-Risk HPV DNA Test to allow high-volume, semi-automated human papillomavirus DNA testing.

•	developed and completed the clinical validation of the use of chlamydia and gonorrhea testing using our hc2 CT/GC Tests from Cytyc Corporation’s ThinPrep PreservCyt Solution specimens. We submitted 510(k) pre-market notifications for each of our test products for chlamydia and gonorrhea (each test separately, plus our combined hc2 CT/GC Test) between November 2003 and January 2004. The FDA’s review of these submissions is ongoing and we continue to work with the FDA to provide the information needed to facilitate completion of its review.

•	submitted, in April 2002, a pre-market approval (PMA) supplement with the FDA seeking approval of the use of our hc2 HPV Test with TriPath Imaging, Inc.’s SurePath Test Pack sample collection system. In July 2002, we received notice from the FDA that the PMA supplement was not approvable as submitted. We worked with TriPath during fiscal 2004 to complete additional clinical studies and submitted the results of these studies to the FDA for pre-market approval in August 2004.

     Finally, with respect to modification of the design or capabilities of our diagnostic test products and equipment offerings, in fiscal 2004 we achieved technical feasibility of our next generation platform proprietary DNA test for ultra-sensitive detection of DNA targets in a highly multiplexed modality.

     We spent approximately $9,265,000, $10,262,000 and $10,744,000 on research and development in fiscal 2002, 2003 and 2004 respectively.

Facilities and Manufacturing

     We lease approximately 111,000 square feet of office and manufacturing space in Gaithersburg, Maryland. Approximately 34% of such space is dedicated to our manufacturing, quality control and shipping activities. We have an option to expand the facility to add additional manufacturing space if needed. We currently run one manufacturing and product shipment shift per workday and have the capacity to add additional shifts as required. We anticipate that we will begin to add one additional support shift per week by December 2004. We believe that we currently have sufficient manufacturing capacity for our existing demand and that our Gaithersburg facility will allow us to expand our production capability to satisfy demand for the foreseeable future. Our lease expires December 31, 2009 and we have the ability to extend the lease for two five-year terms. We also lease office and sales operations facilities in the United Kingdom, Germany, Switzerland, France, Italy and Spain, which run in length from one year to five years. We also utilize a third-party warehouse facility in Germany to support our European operations.

     We combine more than 200 biological reagents, inorganic and organic reagents and kit components to manufacture our finished diagnostic test kits. Biological reagents include DNA and RNA probes, antibodies and detection reagents. These biological reagents are currently manufactured in our Gaithersburg facility, which received validation approval from the FDA in September 2000. We purchase many of these components and reagents, which are readily available from a variety of manufacturers and outside suppliers. As part of our quality assessment procedures, we periodically evaluate the performance of our raw material suppliers, potential new alternative sources of such materials, and the risks and benefits of reliance on our existing suppliers.

     We have established a quality control program, including a set of standard manufacturing and documentation procedures, intended to ensure that our products are manufactured and tested in accordance with the FDA’s Quality System Regulations, which imposes current Good Manufacturing Practice requirements. We received ISO 9001 certification in June 1999 and transitioned to ISO 13485 certification in July 2003.

     Several key components of our products come from, or are manufactured for us by, a single supplier or limited number of suppliers. This applies in particular to four items: chemiluminescent substrates included in our diagnostic test kits (used to create a chemical reaction that causes light in connection with our Hybrid Capture signal amplified molecular technology), our Rapid Capture system that serves as the automation platform developed for large-scale diagnostic testing using our Hybrid Capture technology, the 96-well microplate used by laboratories to run our diagnostic test products and cervical sampler brushes we sell as part of cervical sampler kits that we sell with our HPV testing products. We have been able, to date, to enter into long-term contracts with these single source or key suppliers. In some cases, however, the supplier of a key component is not required to supply us with specified quantities over longer periods of time or set-aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for these components and it may be difficult to find alternative suppliers, if at all. If our product sales increase beyond the forecast levels, or if our suppliers are unable or unwilling to supply us key components on a timely basis, we may be unable to satisfy product demand.

     In addition, if any of the components of our products are no longer available in the marketplace, we may be forced to further develop our products or technology to incorporate alternate components. The incorporation of new components into our products may require us to seek approvals from the FDA or foreign regulatory agencies prior to commercialization.

Intellectual Property

     Patents and other proprietary rights are essential to our business. Our most significant patent rights relate to our Hybrid Capture technology and HPV types.

     Hybrid Capture Technology

     Our Hybrid Capture technology combines two of the most significant technologies in the life sciences industry, DNA/RNA probes and monoclonal antibodies, to allow rapid, standardized gene-based testing in virtually any laboratory setting. In May 2001, we received a United States patent for our Hybrid Capture assay from the United States Patent and Trademark Office. Foreign counterparts of this patent application have been granted to us in Europe, Japan and Australia. We have also filed United States patent applications relating to other aspects of our Hybrid Capture technology. The earliest of these Hybrid Capture assay patents will expire in the United States in 2018 and in Europe in 2012. We have an exclusive license with the University of Hawaii for two patents covering monoclonal antibodies for the detection of RNA:DNA hybrid complexes, the first of which will expire in 2005 and the second in 2006. We have exclusive rights to the chemiluminescent substrates (used to create a chemical reaction that causes light in connection with our Hybrid Capture signal amplified molecular technology) included in our Hybrid Capture test products under our long-term supply agreement with Applied Biosystems. Such agreement includes certain license rights to manufacture the product in the event the manufacturer is not able to do so.

     We believe our Hybrid Capture patent estate provides us with significant exclusivity, and that expiration of individual patents will not have a material adverse impact on our business. We have not out-licensed our Hybrid Capture technology to any third party and believe our know-how and the complexity of our technology make it difficult for others to replicate our Hybrid Capture technology.

     We are currently party to a patent infringement action with Enzo Biochem, Inc. and its subsidiary Enzo Diagnostics, Inc., related to our Hybrid Capture products. Please refer to Item 3. “Legal Proceedings,” for a discussion of this litigation.

     Rights to HPV Types

     There are more than 70 distinct human papillomavirus types, approximately 23 of which are specific to the female genital tract. Human papillomavirus types that infect the genital tract can be divided into two categories, high-risk (potentially cancer-causing) and low-risk. Of the 23 HPV types specific to the female genital tract, 13 are commonly recognized as high-risk. High-risk HPV types have been found in more than 99% of cervical cancers.

     The following table provides information regarding the human papillomavirus types included in our HPV test products.

HPV Type(s)	Summary Description	Status	Patents
HPV 16, 18, 31, 45, 51, 59	In public domain; Digene has ownership of unique genetic material	high-risk	Not applicable.

HPV 33, 39	Institut Pasteur issued patents; cross-licensed to Digene	high-risk	Cross-license rights under multiple patents for HPV 33 and HPV 39. U.S. and European patents will expire between 2007 and 2017.

HPV 35, 56	Digene issued patents; cross-licensed to Institut Pasteur	high-risk	Digene holds one U.S. patent to HPV 35 (expires May 2007) and multiple patents related to HPV 56 (expire between October 2007 and May 2008).

HPV 52	Georgetown-issued patents, exclusively licensed to Digene	high risk	License under multiple issued patents. U.S. patent expires in 2014, European patents in October 2009 and Japanese patent in 2009.

HPV 58	Kanebo issued patent; exclusively licensed to Digene	high-risk	Patent expires in February 2009

HPV 68	Institut Pasteur issued U.S. patent, exclusively licensed to Digene	high-risk	Patent expires in February 2017

HPV 6, 11	In public domain; Digene has ownership of unique genetic material	low-risk	Not applicable.

HPV 42	Institut Pasteur issued patents; cross-licensed to Digene	low-risk	Cross-license rights under multiple issued patents. U.S. patents will expire between 2012 and 2016 and European patents will expire between 2007 and 2012.

HPV 43, 44	Digene issued patents; cross-licensed to Institut Pasteur	low-risk	Digene holds one U.S. patent to HPV 43 (expires June 2006) and one patent to HPV 44 (expires June 2007).

     Through our owned patents, license agreements described further below and access to other HPV types, we have rights to or access to the 13 commonly recognized high–risk human papillomavirus types. We believe we have access to more high–risk HPV types than other companies currently offering or developing HPV tests. Some of these HPV types are the subject of multiple patents. As our issued patents and exclusive license rights expire, or are terminated, other companies will gain access to such high–risk HPV types, but we do not believe the expiration of the earliest to expire patents will have a material impact on us.

     We are party to a cross license agreement with Institut Pasteur, under which we obtained a worldwide non-exclusive license to United States patents and patent applications and corresponding foreign patents and patent applications, relating to HPV types 33, 39 and 42. In return, we granted to Institut Pasteur a worldwide non-exclusive license to our three owned United States patents and corresponding foreign patents and applications relating to HPV types 35, 43 and 56. We granted Institut Pasteur the right to extend the scope of its non-exclusive license to include the United States patent and corresponding patent applications relating to HPV type 44 at such time as Institut Pasteur discovers and develops an additional HPV type which is equivalent in value to HPV type 44. If such extension is granted, we will receive a license to the new HPV type discovered and developed by Institut Pasteur. Under the cross license agreement, Institut Pasteur has the right to grant a sublicense of its rights under the cross license agreement, without the right to grant further sublicenses, to Beckman Instruments (now known as Beckman Coulter, Inc.) and to affiliates of Institut Pasteur. Under the cross license agreement, both parties are restricted from granting any additional licenses to the HPV types subject to the cross licenses but are entitled to assign their rights, subject to all restrictions. We believe that the cross license agreement terminates on the last to expire of the underlying patent rights. Any prior termination of the cross license could have a material adverse effect on our business, financial condition and results of operations. In June 2002, we were notified by Institut Pasteur that it had transferred to F. Hoffman-La Roche Ltd. the human papillomavirus intellectual property estate of Institut Pasteur, which included an assignment of the cross license agreement to Roche. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. We are currently party to a patent infringement action with Ventana Medical Systems and Beckman Coulter related to these matters. Please see Item 3. “Legal Proceedings,” for a description of such litigation.

     On April 5, 2000, we entered into an exclusive worldwide license with Institut Pasteur relating to the genetic sequence of HPV types 68 and 70 (including the use of the United States patent relating thereto issued November 9, 1999 and expiring in 2017) and the detection of HPV types 68 and 70 using DNA testing methods. Under the license we can use our rights to develop and sell products using the licensed technology and pay royalties on such products. The term of the license expires upon expiration of the licensed patent, except that it continues for the commercial life of the products in countries where there is no licensed patent.

     Through a license with Georgetown University, we obtained exclusive, worldwide rights to a United States patent application (subsequently issued) and corresponding foreign patents and patent applications relating to HPV type 52 and to a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. Unless terminated earlier, the Georgetown license will terminate upon the last to expire of the licensed patent rights. The L1 gene sequence-related patent will expire in 2008 in the United States and in 2006 in Europe. We are obligated to make royalty payments to Georgetown University based on the percentage of net sales (as defined in the license agreement) of products incorporating the licensed technologies. We are currently involved in negotiations with Georgetown University related to a disagreement over the calculation of such royalties. To date, such discussions have not resolved the matter. We currently believe we can resolve this matter without a material adverse effect on our results of operations or financial condition, but we cannot assure you that such resolution will occur.

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

     Other Intellectual Property

     In July 2001, Institut Pasteur notified us that Institut Pasteur was granted a new U.S. patent concerning the Hepatitis B virus genome and requested information from Digene regarding products that may use the technology described in this patent. We exchanged information regarding this request during the remainder of 2001 and early 2002. In July 2004, Institut Pasteur contacted us to renew license discussions with respect to such patent. To date, we have not resolved the matter.

     The use of trademarks is important to help promote name recognition for us and our product offerings. We have developed a portfolio of trademarks for which we are pursuing or have received registrations, in the U.S. and elsewhere. We have programs in place to monitor any unauthorized use of our trademarks, or the use of marks confusingly similar to our marks. To date we have not experienced any significant issues related to our trademark estate.

     Our principal trademarks include:

Registered Trademarks:	Hybrid Capture
Digene
Rapid Capture
Pending Trademark applications:	DNAwithPap
DNAPap
Cervical Sampler
hc2
hc2 High-Risk HPV DNA Test

Government Regulation

     The medical devices marketed and manufactured by us are subject to extensive regulation by the FDA and, in most instances, by foreign regulatory authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the related regulations, the FDA regulates product development, product testing, product labeling, product storage, pre-market clearance or approval, manufacturing, advertising, promotion, product sales and distribution of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances and/or approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device that we manufacture or distribute.

     Before a new device can be introduced into the market, the manufacturer generally must obtain pre-market approval (PMA) through the filing of a PMA application or, if pre-market approval through the PMA requirements is not necessary, pre-marketing clearance through the filing of a 510(k) notification is required.

     In the United States, medical devices and diagnostics are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling and adherence to quality and safety requirements, and class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices). Our HPV test products are subject to PMA requirements and our diagnostic tests for chlamydia, gonorrhea and cytomegalovirus are subject to the 510(k) marketing clearance requirements. The regulatory requirements for our instrumentation, including our manual Hybrid Capture system and Rapid Capture system, are predicated upon the diagnostic test products with which they are used.

     Generally, a PMA application must be filed for a proposed new device unless the applicant can show, under FDA regulations, that the proposed device is “substantially equivalent” to a legally marketed class I or class II device. A PMA application must be supported by valid scientific evidence, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. The PMA application must also contain the results of relevant bench tests, laboratory and animal studies, if applicable, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device, in addition to device labeling and advertising literature.

     If a PMA application is accepted for filing, the FDA begins an in-depth review of the submission. FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The PMA review process includes a pre-approval inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with the applicable quality and safety requirements. In addition, an advisory committee made up of clinicians and/or other appropriate experts is typically convened to evaluate the application and make recommendations to the FDA as to whether the device should be approved. The PMA process can be expensive, uncertain and lengthy.

     Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. PMA supplements often require the submission of the same type of information required for an initial PMA application, but limited to the information necessary to support the proposed change.

     A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed class I or II medical device or to a pre-amendment class III medical device (i.e., on the market on or before May 28, 1976) for which the FDA has not called for compliance with PMA requirements. It generally takes from three to six months from the date of submission to obtain a 510(k) clearance, but can take twelve months or longer depending on any additional information requested by the FDA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data is needed before a substantial equivalence determination can be made, either of which could delay market introduction of a new product. A request for additional data may require that clinical studies of the device’s safety and effectiveness be performed. Additionally, any modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitutes a major change to the intended use of the device will require a new 510(k) notification or PMA application.

     Although clinical investigations of most devices are subject to the investigational device exemption requirements, clinical investigations of in vitro diagnostic tests are exempt from such investigational device exemption requirements if the investigations meet certain exemption criteria. As an in vitro diagnostic test manufacturer, we must establish distribution controls to assure that in vitro diagnostic tests distributed for the purpose of conducting clinical investigations are used only for that purpose and are not improperly commercialized.

     We are exporting our hc2 HPV Test as a stand-alone primary cervical cancer screening test prior to obtaining PMA approval for this use in the United States. We are also exporting our hc2 HBV Test for clinical use abroad, primarily in the Asia/Pacific region. Exportation of our hc2 HPV Test as a primary cervical cancer screening test and export of our hc2 HBV Test can be undertaken without prior FDA approval of a PMA provided, among other things, that:

•	the marketing of these tests is not contrary to the laws of the country to which they are intended for import,

•	they are manufactured in substantial conformance with the quality and safety requirements, and

•	we have valid marketing authorization by any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland or South Africa.

     We also must provide the FDA with simple notification indicating the products exported and the countries to which they are exported. FDA approval must be obtained for exports of products subject to the PMA requirements if these export conditions are not met.

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

     The Federal Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with the applicable quality and safety requirements, which impose certain procedural and documentation requirements on us with respect to our manufacturing and quality assurance activities. Noncompliance with the applicable quality and safety requirements can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution.

     The FDA actively enforces regulations prohibiting the promotion of devices for unapproved (off label) uses and the promotion of devices for which pre-market clearance or approval has not been obtained. Any failure by us to comply with these requirements can result in regulatory enforcement action by the FDA and possible limitations on the promotion and/or sale of our products.

     Our products and we are subject to a variety of state laws and regulations in those states and localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. As a manufacturer we are also subject to numerous federal and Maryland state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations in the future, particularly if substantial changes are made to such laws or regulations.

     The introduction of our developmental stage test products in foreign markets will also subject us to foreign regulatory clearances, which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country or defined economic region, such as the European Union. The regulatory review process varies from country to country and many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country or economic region has its own tariff regulations, duties and tax requirements.

     We must comply with similar registration requirements of foreign governments and with import and export regulations when distributing our products to foreign nations. Each foreign country’s regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, money and effort. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and new laws or regulations may have a material adverse effect on our business, financial condition and results of operations. Noncompliance with state, local, federal, or foreign regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, delay or denial or withdrawal of pre-market clearance or approval of devices and criminal prosecution.

     We incurred significant expense in fiscal 2004 in completing our activities to comply with the European Union In Vitro Diagnostics Directive. By December 3, 2003, we completed all work necessary to comply with the European Union’s In Vitro Diagnostic Directive, which included labeling our HPV, chlamydia and gonorrhea products with a CE mark to indicate compliance with certain European Community requirements, including product standards, and ensuring that our products meet those requirements.

     The approval by the FDA and foreign government authorities is unpredictable and uncertain, and the necessary approvals or clearances may not be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances could have a material adverse effect on our business, financial condition and results of operations.

Employees

     At June 30, 2004, we had 359 employees, including 65 in research and development, 107 in manufacturing, including quality assurance, 106 in sales and marketing and 81 in accounting, finance, administration and regulatory affairs. At June 30, 2004, 52 of such employees were employed by our European subsidiaries. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are good.

Principal Executive Offices

     We were incorporated as a Delaware corporation in 1987. Our principal executive offices are located at 1201 Clopper Road, Gaithersburg, Maryland 20878.

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

RISK FACTORS

     Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth below.

We have incurred cumulative net losses to date and need to continue to spend substantial funds. We may not remain profitable and may need to seek additional financing.

     We have had substantial operating losses since incorporation in 1987. We turned profitable during the fourth quarter of fiscal 2003, but prior to that we never earned a profit. At June 30, 2004, our accumulated deficit was approximately $54,146,000. Previous losses have resulted principally from:

•	expenses associated with our research and development programs;

•	our sales and marketing activities in the United States and internationally; and

•	other expenses, including administrative and facilities costs.

Historically, our net losses were $6,480,997 in fiscal 2001, $9,396,616 in fiscal 2002, and $4,323,511 in fiscal 2003. We had net income of approximately $21,542,000, which included a deferred tax benefit of approximately $14,898,000, in fiscal 2004 and we believe that our existing capital resources will be sufficient to meet the anticipated cash needs of our current business at least through calendar year 2005. However, if we incur operating losses during or after fiscal 2005 or if one or more of the events described in these Risk Factors actually occurs, we may have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through alternative sources. Any equity financing would dilute our then-current stockholders. We do not have any committed sources of additional financing. Additional funding, if necessary, may not be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to some of our technologies, product candidates, products or potential markets.

We will not be able to achieve significant increases in our revenues if our HPV testing products and other diagnostic test products are not increasingly accepted by physicians and laboratories.

     Our growth and success depend upon increasing market acceptance by physicians and laboratories of our HPV test products as a primary cervical cancer screening method, in conjunction with Pap tests, independent of Pap tests, and as a follow-up screening method for women with equivocal Pap tests. This requires acceptance of our HPV test products as a clinically useful and cost-effective alternative to the Pap test and follow-up procedures, such as repeat Pap tests, colposcopy and biopsy. We are a relatively new participant in the cervical cancer screening market. Pap tests have been the principal means of cervical cancer screening since the 1940s. Currently, approximately 60 million Pap tests are performed annually in the United States and we believe that 60 to 100 million are performed annually in the rest of the world. Women with normal Pap tests do not undergo follow-up treatment beyond routine Pap testing. Follow-up testing and treatment is based on the classification of the Pap test result. An equivocal, or ASC-US (Atypical Squamous Cells of Undetermined Significance), classification is given to Pap test results that cannot be definitively classified as either normal or abnormal; this classification occurs in approximately 5% to 7% of all cases.

     HPV testing applies a new gene-based technology and testing approach that is different from the cytology (reviewing cells under a microscope) approach of the Pap test, which is a well-accepted method for cervical cancer screening. We have expended, and need to continue to spend, significant resources to educate physicians and laboratories about the patient benefits that can result from using our HPV test products in addition to the Pap test, and to assist laboratory customers in learning how to perform our HPV test products. Using our HPV test products along with the Pap test for primary screening in the United States may be seen by some of these customers as adding unnecessary expense to the generally accepted cervical cancer screening methodology and we frequently need to provide information to counteract this impression on a case-by-case basis. To date, we have been able to grow our revenues from sales of our HPV test products from approximately $19,495,000 in fiscal 2001 to approximately $74,581,000 in fiscal 2004. If we are not successful in executing our marketing strategies, we will not be able to continue to grow our revenues.

     Furthermore, technological advancements designed to improve quality control over sample collection and preservation and to reduce the Pap test’s susceptibility to human error may increase physician reliance on the Pap test and solidify its market position as the most widely used screen for cervical cancer.

     Our products for the diagnosis of the presence of chlamydia and gonorrhea compete with other FDA-cleared products that detect the presence of such infectious diseases. Our marketing activities focus on providing information regarding the accuracy and objective nature of these diagnostic tests, but such activities are time-consuming and expensive. We believe the best way to increase our revenues from these products is to educate laboratories and physicians about the ability to run such tests from the same patient sample collected for HPV testing. If we are not successful in executing our marketing strategy we do not expect to significantly grow our revenues from these products. Our test to identify and monitor the viral load of hepatitis B virus is authorized for sale in the United States for research use only and, internationally, is one of a number of alternatives available to detect the presence of the hepatitis B virus.

If more third-party health insurance payors do not adequately reimburse for our HPV test products, the use of our HPV test products may not increase, thus negatively affecting our ability to grow our revenues.

     A significant portion of the sales of our products in the United States and other markets depend, in large part, on the availability of adequate reimbursement to users of our tests from government insurance plans, including Medicare and Medicaid in the United States, managed care organizations and private insurance plans. We believe we have nearly universal coverage from U.S. government payors, third-party payors and managed care entities for our hc2 HPV Test as a follow-up test to categorize equivocal Pap test results. In addition, government payors, third-party payors and managed care entities that provide health insurance coverage to over 175 million people in the United States currently authorize reimbursement for the use of our DNAwithPap Test to adjunctively screen women age 30 and older to assess the presence or absence of significant, cancer-causing HPV types. Reimbursement for this indication is now available from more than 75 payors. Reimbursement coverage for the Pap test is universal in the United States and in other markets where we sell our HPV test products.

     Despite our success to date, third-party payors are often reluctant to reimburse healthcare providers for the use of medical tests such as our HPV test products that involve new technology. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on diagnostic product suppliers to reduce their prices. Thus, third-party reimbursement may not be consistently available or financially adequate to cover the cost of our products. This could limit our ability to sell our products, cause us to reduce the prices of our products or otherwise adversely affect our operating results.

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

We may incur more costs than expected in order to establish our own infrastructure in Europe to market, sell, distribute and support our HPV test products, and we may not achieve the desired increase in our profitability from such market.

     In 2002 we made the decision to establish our own sales, marketing, distribution, warehousing and customer support infrastructure in Europe for the sale of our HPV test products and other products. Other companies selling medical diagnostic products in Europe are larger and significantly better capitalized than we are, and have had established European operations for a significantly longer period than we have. We had previously used third-party distributors to distribute and market our products in Europe, and our product inventory, distribution and customer support services are still in the development process. As of June 30, 2004, approximately $11,203,000, or 31%, of our sales and marketing expenditures and approximately $5,561,000, or 29%, of our general and administrative expenditures for fiscal 2004 related to our activities in Europe. During the same period, approximately $12,865,000, or 17%, of our HPV testing revenues were from sales in Europe. We expect to continue to expend significant resources to grow and maintain our infrastructure as much as possible given the resources at our disposal, but such resources may not be sufficient to meaningfully increase our revenues in Europe. Our revenues and operating results could be hurt by our inability to successfully grow and maintain our distribution infrastructure or our inability to effectively market our products in Europe.

     The decision to establish our own infrastructure in Europe has required us to establish multiple subsidiary corporations in Europe. This subjects us to the laws of multiple jurisdictions, including tax and employment laws, and the laws governing the import, storage and distribution of our products. Any failure to comply with these laws could have a material adverse impact on our business and operations.

The time and expense needed to obtain regulatory approval and respond to changes in regulatory requirements could adversely affect our ability to commercially distribute our products and generate revenue therefrom.

     Each of our products and product candidates are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act. Governmental bodies in other countries also have medical device approval regulations which are becoming more extensive. Such regulations govern the majority of the commercial activities we perform, including the indications for which our products can be used, product development, product testing, product labeling, product storage, use of our products with other products and the manufacturing, advertising and promotion of our products for the approved indications. Compliance with these regulations is expensive and time-consuming. With respect to our HPV test products, we were the first company to obtain approval of regulatory applications for human papillomavirus testing in the United States and in many countries in Europe (our principal markets), which adds to our expense and increases the degree of regulatory review. The expense of submitting regulatory approval applications in multiple countries as compared to our available resources impacts the decisions we make about entering new markets.

     Each medical device that we wish to distribute commercially in the United States will likely require either 510(k) clearance or pre-market approval from the FDA prior to marketing the device for in vitro-diagnostic use. Clinical trials related to our regulatory submissions take years to execute and are a significant expense for us. The 510(k) clearance pathway usually takes from three to twelve months, but can take longer. The pre-market approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years, but can also take longer. It took us more than four years to receive pre-market approval to offer our current generation HPV test product to test for the presence of the human papillomavirus in women with equivocal Pap test results and pre-market approval to use our

DNAwithPap Test as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap test for women age 30 and older. With respect to our ongoing efforts, in April 2002, we submitted a pre-market approval (PMA) supplement with the FDA seeking approval of the use of our hc2 HPV Test with TriPath Imaging, Inc.’s SurePath Test Pack sample collection system. In July 2002, we received notice from the FDA that the PMA supplement was not approvable as submitted. We worked with TriPath during fiscal 2004 to complete additional clinical studies and submitted the results of these studies to the FDA in August 2004 for pre-market approval. The regulatory time span increases our costs to develop new products and increases the risk that we will not succeed in introducing or selling new products in the United States.

     Our cleared or approved devices, including our diagnostic tests and related equipment, are subject to numerous post-market requirements. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	denial of our requests for 510(k) clearance or pre-market approval of product candidates;

•	withdrawal of 510(k) clearance or pre-market approval already granted; and

•	criminal prosecution.

     Any enforcement action by the FDA may also affect our ability to commercially distribute our products in the United States.

     Changes in existing requirements or adoption of new requirements or policies could adversely affect our ability to sell our approved products or to seek to introduce new products in other countries in the world. For example, as of December 7, 2003, all in vitro diagnostic products sold in the European Union must bear the CE mark, which indicates compliance with the requirements of the In Vitro Diagnostic Directive. We elected to obtain the CE mark for our HPV test products, and chlamydia and gonorrhea tests. In December 2003 we stopped offering our diagnostic tests for hepatitis B virus and cytomegalovirus in the European Union countries, in large part as a result of the expense of complying with the requirements of the In Vitro Diagnostic Directive (in contrast to the expected revenue from these product offerings). Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. We may be required to incur significant costs to comply with laws and regulations in the future, and changes or additions to existing laws or regulations may have a material adverse effect upon our business, financial condition and results of operations.

We may be sued for product liability claims or face product recalls for which our insurance may be inadequate.

     We may be found liable if any of our products causes injury or fails to accurately diagnose disease, i.e., provides a “false negative” or “false positive” test result. We currently carry product liability insurance coverage with a combined single limit of $10,000,000. This coverage may not be adequate to protect us against future product liability claims. Product liability insurance may not be available to us in the future on commercially reasonable terms, if at all.

     Our products are a complex interaction of biochemical reagents, and it is not uncommon for us to face manufacturing, raw material or supply chain problems. We have initiated product recalls from time to time in the past and additional product recalls may be necessary from time to time in the future, either voluntarily on our part or at the direction of the FDA or other government agencies. For example, in February 2003 we initiated a voluntary recall involving our HPV and chlamydia diagnostic tests. This recall was limited to certain product lots which were manufactured using a specific lot of raw material that had the potential to cause false positive patient specimen results. The root cause of this product performance issue related to an undisclosed change made by a raw material supplier that our raw material release testing procedure did not identify. Because this voluntary recall was limited to a certain identified lot of raw material, we were able to supply our customers with product manufactured from acceptable raw material lots. This recall resulted in a charge of approximately $425,000 to cost of product sales in one fiscal quarter. Although none of our past product recalls have had a material adverse impact on our business, we believe future product recalls could have a material adverse affect on our business, financial condition or reputation.

We are required to obtain and maintain royalty-bearing licenses to third party patents or patent applications, and loss of such licenses, or the need to obtain additional licenses, could materially adversely affect our ability to commercialize our products.

     We have in-licensed patents to a number of cancer-causing human papillomavirus types, which, together with the patents to cancer-causing human papillomavirus types that we own, provide us with a competitive advantage. We may lose this competitive advantage if these licenses terminate or if the patents licensed thereunder expire or are declared invalid.

     Our products and manufacturing processes require access to biological materials and other intellectual property that may be subject to patents and patent applications held by third parties. In addition, we have licenses to various patents covering intellectual property that we use in conjunction with applications of our Hybrid Capture technology. Third parties may have claims to these patents. An adverse outcome to such claims could subject us to significant liabilities to third parties or require us to obtain royalty-bearing licenses from third parties, cease sales of related products or revise the applications or products which employ the patented technology. Any licenses required for any such third party patents or proprietary rights may not be made available to us on commercially reasonable terms, if at all. Furthermore, we may be unable to make the necessary revisions to our applications or products.

     We may discover that we need to obtain rights to an additional patent in order to commercialize our products. We may be unable to obtain such rights on commercially reasonable terms or at all, which could adversely affect our ability to grow our business. For example, in October 1999, Enzo Biochem, Inc. contacted us to determine whether one of our diagnostic tests for the presence of gonorrhea might infringe Enzo’s United States Patent No. 4,900,659. We evaluated this matter and its potential impact on our gonorrhea test. After consultation with our patent counsel, we believe that Enzo’s United States patent is invalid and not infringed. We have also consulted with German counsel regarding Enzo’s European counterpart to this patent and believe that, like the U.S. patent, the European counterpart patent is also invalid and not infringed. It is possible that we could become involved in litigation with Enzo and/or have to seek a license from Enzo regarding these patents.

We may inadvertently infringe upon the intellectual property rights of third parties, which could expose us to expensive intellectual property litigation, impose a significant strain on our resources and prevent us from developing or marketing our products.

     There have been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries because of the uncertainties and complex legal, scientific and factual questions related to the ownership and protection of intellectual property. We have received inquiries regarding possible patent infringements relating to, among other things, aspects of our Hybrid Capture technology. We believe that the patents of others to which these inquiries relate are either not infringed by our Hybrid Capture technology or are invalid. However, we may be subject to further claims that our technology, including our Hybrid Capture technology, or our products infringe the patents or proprietary rights of third parties. We may also be forced to initiate legal proceedings to protect our patent position or other proprietary rights. These proceedings are often expensive and time-consuming, even if we were to prevail.

We are currently involved in two significant intellectual property litigation matters which, if decided adversely to us, may affect our ability to sell our products or result in substantial financial losses or harm to our reputation.

     On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions, thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On December 10, 2002, the Court granted our motion to amend. On January 28, 2003, we filed a motion to file a second amended complaint. On March 9, 2003 the Court granted our motion to amend.

     In the course of this litigation, Ventana and Beckman Coulter filed motions seeking to compel arbitration of Digene’s claims against them. After a bench trial, the Court issued an order that Beckman Coulter has a right to arbitrate Digene’s claims against it, but that Ventana does not. The arbitration process has not yet been initiated. The Court, as a matter of judicial economy, has stayed the proceedings against Ventana pending the outcome of any arbitration between Digene and Beckman Coulter.

     This litigation is expensive and we cannot assure you that we will be successful. In addition, such litigation may result in financial losses or harm to our reputation and diverts management resources from our core business.

     On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We are seeking a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that we have infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases have now been consolidated. We have filed counterclaims against Enzo Biochem for various business-related tortious conduct. The Court has denied Enzo Biochem’s motion to dismiss our counterclaims and has granted our motion to amend our counterclaims to include inequitable conduct claims.

     The Court had scheduled the trial in this matter to commence June 14, 2004. On June 10, 2004, the Court issued orders on various pretrial motions filed by the parties, including an order on patent claim construction for U.S. Patent No. 6,221,581. Although the Court did not adopt Digene’s position on certain matters of claim construction, Digene continues to believe that it does not infringe any valid and enforceable claim of the U.S. Patent No. 6,221,581. On June 14, 2004, at the joint request of the parties, the trial was continued. No new trial date has been set.

     This litigation is expensive and we cannot assure you that we will be successful. An adverse outcome in this litigation could subject us to significant liabilities or require us to obtain royalty-bearing licenses, cease sales of related products or revise the applications or products which employ the technology at issue. We may not be able to obtain any such licenses on commercially reasonable terms, if at all, or be able to revise such applications or products.

We have the only fully commercialized and FDA-approved test for the detection of human papillomavirus, which provides us with a competitive advantage that may be adversely impacted if other companies develop and commercialize alternative human papillomavirus tests.

     Although we have the only fully commercialized and FDA-approved test for the detection of human papillomavirus, a significant portion of our HPV-related intellectual property is in the public domain, subject to patents that will begin to expire in the next few years or not licensed to us on a sole and exclusive basis. As a result, we believe other companies are developing or will develop HPV detection tests in the next few years.

     For example, F. Hoffman-La Roche Ltd. (Roche) has publicly announced its ongoing development of a test for the detection of human papillomavirus and in April 2004 announced that it launched such test in Europe. In June 2002, Institut Pasteur announced that it had transferred its human papillomavirus intellectual property estate to Roche, which included an assignment of the cross license between Digene and Institut Pasteur. Based upon the human papillomavirus types to which Roche has announced that it acquired access as a result of the transfer by Institut Pasteur, the human papillomavirus types covered by Roche’s own patents and the human papillomavirus types that are publicly available, and despite our continuing exclusive right to certain high risk HPV types, we believe Roche may have the ability to develop a human papillomavirus test that would be competitive with our HPV test products in our principal markets. Roche has substantially greater resources than we do. We may not be able to compete successfully against Roche if it markets a human papillomavirus test competitive with our HPV Test.

     Ventana Medical Systems, Inc. is selling an in situ diagnostic test for the detection of human papillomavirus. We believe Ventana’s activities infringe our intellectual property and we have initiated patent infringement litigation against Ventana. If we are not successful in such litigation, and if Ventana obtains FDA approval for a test competitive with our HPV test products, we may lose significant HPV testing revenue to Ventana.

     We are also aware that a significant number of laboratory organizations and other companies are developing and using internally developed, or “home-brew,” human papillomavirus tests. These tests, although not approved by the FDA or similar non-U.S. regulatory authorities, do offer an alternative to our HPV test products that could limit the laboratory customer base for our product. We are monitoring these activities.

Single suppliers or a limited number of suppliers provide key components of our products. If these suppliers fail to supply these components, we may be unable to manufacture sufficient product to satisfy demand which would negatively impact our revenues.

     Several key components of our products come from, or are manufactured for us by, a single supplier or limited number of suppliers. This applies in particular to three components, chemiluminescent substrates (used to create a chemical reaction that causes light in connection with our Hybrid Capture signal amplified molecular technology), our Rapid Capture system that serves as the automation platform developed for large-scale diagnostic testing using the Hybrid Capture technology and the 96-well microplate used by laboratories to run our diagnostic test products. We have been able, to date, to enter into long-term contracts with these single source suppliers. In some cases, however, the supplier of a key component is not required to supply us with specified quantities over longer periods of time or set-aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for these components and it may be difficult to find alternative suppliers, if at all. If our products sales increase beyond the forecast levels, or if our suppliers are unable or unwilling to supply us components on a timely basis, we may be unable to satisfy product demand.

     In addition, if any of the components of our products are no longer available in the marketplace, we may be forced to further develop our products or technology to incorporate alternate components. The incorporation of new components into our products may require us to seek approvals from the FDA or foreign regulatory agencies prior to commercialization.

We may encounter difficulties expanding our manufacturing operations as demand for our products increases, which would negatively impact our revenues. We depend on a single facility for the manufacture of all of our diagnostic test kits and any temporary stoppage at that site would have a material adverse effect on our business.

     If product sales increase, we will have to scale-up our manufacturing processes and facilities. We may encounter difficulties in scaling-up manufacturing processes and may be unsuccessful in overcoming such difficulties. In such circumstances, our ability to meet product demand may be impaired or delayed.

     We have a single manufacturing facility located in Gaithersburg, Maryland. This facility is subject, on an ongoing basis, to a variety of quality systems regulations, international quality standards and other regulatory requirements, including current good manufacturing practices requirements of the FDA. We may encounter difficulties maintaining or expanding our manufacturing operations in accordance with these regulations and standards, which could result in a delay or termination of manufacturing or an inability to meet product demand.

     We face risks inherent in operating as a single facility for the manufacture of our products. We do not have alternative production plans in place or alternative facilities available if we experience prolonged facility failure at our Gaithersburg, Maryland manufacturing facility. These risks include unforeseen manufacturing delays or stoppage due to equipment, raw material supply disruption, regulatory, environmental or other factors, and the resulting inability to meet customer orders on a timely basis. For example, our products and key raw material components require refrigeration to maintain efficacy. During the summer of 2003, the Northeast and Mid-Atlantic (where our facility is located) regions of the United States experienced loss of electrical power for sustained periods. During that time, we discovered that such widespread electrical loss disrupted the ability of our vendors to ship raw material components to us and disrupted the ability of overnight express delivery companies to handle delivery of our products to customers. Our then-current generator capacity was sufficient to maintain our manufacturing and inventory operations, but such events caused us to re-assess and upgrade our generator capacity and identify, where possible, alternative sources for raw material components. If similar events occur for sustained periods in the future, we may not be able to obtain and maintain adequate raw material supplies, or manufacture and deliver our products sufficient to meet then-current demand, which would have a substantial negative effect on our business.

Our international sales are subject to currency, market and regulatory risks that are beyond our control.

     For fiscal 2004, we derived approximately 25% of our consolidated revenues from the international sales of our products and services in foreign currencies and we expect that international sales will continue to account for a large portion of our sales. Changes in the rate of exchange of foreign currencies into United States dollars have and may hurt our revenues and results of operations.

     In particular, we sell products in, and derive revenues from, less economically developed countries. Many of these countries have suffered from economic and political crisis or instability, including countries in Latin America, Asia and Eastern Europe. During such times, the value of local currency in such countries has decreased, sometimes dramatically, negatively impacting our average unit prices. At the same time, unit sales of our products have also decreased in such countries. In the past, this has adversely affected our revenues and operating results. Future economic and political instability in foreign countries may affect demand for our products and the value of the local currency, and thus, negatively affect our revenues and results of operations.

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

ITEM 2. PROPERTIES

     We have one manufacturing facility located in leased property in Gaithersburg, Maryland. Our executive offices and research and development activities are located at such site as well. The facility has a total of approximately 111,000 square feet, of which approximately 34% is dedicated to our manufacturing, quality control and shipping activities. The lease for the facility, which began in March 1998, has a term of ten years, and we have two options to extend the term for a five-year period each. We have an option to expand the facility to add additional manufacturing space if needed. We currently run one manufacturing and product shipment shift per workday and have the capacity to add additional shifts as required. We believe that we currently have sufficient manufacturing capacity for our existing demand and that our Gaithersburg facility will allow us to expand our production capability to satisfy demand for the foreseeable future.

     We also lease office and sales operations space in the United Kingdom, Germany, Switzerland, France, Italy and Spain, pursuant to leases which run in length from one year to five years. We currently have 52 employees in all such locations and believe the current office and sales locations are adequate to meet our needs. We believe we would be able to procure additional space, as needed, on commercially reasonable terms in Europe to support our European operations. We also utilize a third-party warehouse facility, pursuant to a contract supplying us with dedicated space, in Germany to hold product and equipment inventory necessary to support our European operations. We believe this facility is adequate to satisfy demand for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same” and our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and Methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On December 10, 2002, the Court granted our motion to amend. On January 28, 2003, we filed a motion to file a second amended complaint. On March 9, 2003 the Court granted our motion to amend.

     In the course of this litigation, Ventana and Beckman Coulter filed motions seeking to compel arbitration of Digene’s claims against them. After a bench trial, the Court issued an order that Beckman Coulter has a right to arbitrate Digene’s claims against it, but that Ventana does not. The arbitration process has not yet been initiated. The Court, as a matter of judicial economy, has stayed the proceedings against Ventana pending the outcome of any arbitration between Digene and Beckman Coulter.

     On March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We are seeking a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Diagnostics, Inc. (a wholly owned subsidiary of Enzo Biochem), not Enzo Biochem, was the holder of the patent in question. On the same day, Enzo Diagnostics, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Diagnostics, Inc. asserts in its complaint that we have infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases have now been consolidated. We have filed counterclaims against Enzo Biochem for various business-related tortious conduct. The Court has denied Enzo Biochem’s motion to dismiss our counterclaims and has granted our motion to amend our counterclaims to include inequitable conduct claims.

     The Court had scheduled the trial in this matter to commence June 14, 2004. On June 10, 2004, the Court issued orders on various pretrial motions filed by the parties, including an order on patent claim construction for U.S. Patent No. 6,221,581. Although the Court did not adopt Digene’s position on certain matters of claim construction, Digene continues to believe that it does not infringe any valid and enforceable claim of the U.S. Patent No. 6,221,581. On June 14, 2004, at the joint request of the parties, the trial was continued. No new trial date has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF DIGENE

Name	Age	Positions with the Company
Evan Jones(1)	47	Chief Executive Officer and Chairman of the Board
Charles M. Fleischman(2)	46	President, Chief Operating Officer and Chief Financial Officer
Robert McG. Lilley(3)	59	Senior Vice President, Global Sales and Marketing
Attila T. Lorincz, Ph.D.(4)	49	Senior Vice President and Chief Scientific Officer
Belinda O. Patrick(5)	48	Senior Vice President, Manufacturing Operations
Joseph P. Slattery(6)	39	Senior Vice President, Finance and Information Systems
Donna Marie Seyfried(7)	46	Vice President, Business Development

(1)	Mr. Jones joined Digene in July 1990 as Chief Executive Officer. He was elected to serve on the Board of Directors in July 1990 and became Chairman of the Board in September 1995. He served as our President from July 1990 to June 1999. From 1988 to September 1990, Mr. Jones was President of Neomorphics, Inc. Between 1987 and 1990, he was first an associate and then a partner with the CW Group, a health care venture capital firm. From 1983 to 1987, Mr. Jones was employed by The Perkin-Elmer Corporation. Mr. Jones is a member of the Board of Directors of the Children’s Research Institute at the Children’s National Medical Center. Mr. Jones received a B.A. in Biochemistry from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Jones is a stepbrother of Mr. Whitehead, a member of Digene’s Board of Directors.

(2)	Mr. Fleischman has served as our President since June 1999, as Chief Financial Officer since March 1996 and as Chief Operating Officer since September 1995. He also served as our Executive Vice President from July 1990 to June 1999. From 1987 to 1990, he was a Vice President and then Associate Director in the Investment Banking Group of Furman Selz (now ING Group), New York, New York. From 1986 to 1987, Mr. Fleischman was a founder and Managing Director of Intercapital Brokers, Ltd., London, England. Mr. Fleischman is a member of the Board of Directors of the Advanced Medical Technology Association (AdvaMed). Mr. Fleischman received an A.B. in History from Harvard University and an M.B.A. from The Wharton School at the University of Pennsylvania.

(3)	Mr. Lilley has served as our Senior Vice President, Global Sales and Marketing since June 1999, and before that as our Vice President, Sales and Marketing from July 1998 until June 1999, and as General Manager for Digene Europe from March 1997 until July 1998. From September 1994 to February 1997, Mr. Lilley was General Manager for Europe, Middle East & Africa for Alltel Healthcare Information Services.

(4)	Dr. Lorincz has served as our Senior Vice President and Chief Scientific Officer since January 2000. He previously served as our Vice President, Research and Development and Scientific Director from January 1991 to January 2000. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees.

(5)	Ms. Patrick has served as our Senior Vice President, Manufacturing Operations since May 2001. Prior to joining Digene, Ms. Patrick served as Vice President, Maryland Operations for Invitrogen Corporation from September 2000 to January 2001 and for Life Technologies, Inc. from February 1998 to September 2000. She previously served as Vice President, Regulatory Affairs and Quality Assurance for Life Technologies, Inc. from January 1995 to February 1998.

(6)	Mr. Slattery has served as our Senior Vice President, Finance and Information Systems since September 2002. Previously, he served as our Vice President, Finance from July 1999 to September 2002 and as Controller from February 1996 to July 2000.

(7)	Ms. Seyfried has served as our Vice President, Business Development since October 1996. Ms. Seyfried served as Senior Director, Business Development of The Perkin-Elmer Corporation from March 1993 to September 1996.

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

	High	Low
Fiscal 2004

Fourth quarter	$40.86	$33.02
Third quarter	48.50	29.33
Second quarter	46.24	32.59
First quarter	49.45	25.71

Fiscal 2003

Fourth quarter	$29.05	$18.21
Third quarter	18.00	10.02
Second quarter	11.46	7.03
First quarter	11.78	6.22

     On September 3, 2004, the closing sale price for our common stock, as reported by the NASDAQ National Market, was $25.40. As of September 3, 2004, our common stock was held by 147 holders of record.

     We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to Digene’s Consolidated Statements of Operations for the fiscal years ended June 30, 2002, 2003 and 2004 and with respect to Digene’s Consolidated Balance Sheets at June 30, 2003 and 2004 are derived from the audited Consolidated Financial Statements of Digene, which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended June 30, 2000 and 2001 and Consolidated Balance Sheet data at June 30, 2000, 2001 and 2002 are derived from Consolidated Financial Statements of Digene not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,
	2000	2001	2002	2003	2004
		(in thousands, except per share income (loss))
Consolidated Statement of Operations Data:
Revenues:
Product sales(1)	$22,287	$32,706	$45,750	$62,440	$88,815
Distribution contract(1)	—	838	2,357	—	—
Other revenues	757	653	741	662	1,346

Total revenues	23,044	34,197	48,848	63,102	90,161
Costs and expenses:
Cost of product sales(1)	7,919	12,553	12,938	13,383	16,717
Research and development	6,123	8,120	9,265	10,262	10,744
Selling and marketing(1)	10,652	12,548	19,835	27,913	36,623
General and administrative	6,346	8,336	14,024	16,642	19,298
Abbott termination fee	—	—	2,500	—	—
Amortization of intangible assets	150	150	150	—	—

Total costs and expenses	31,190	41,707	58,712	68,200	83,382
Income (loss) from operations	(8,146)	(7,510)	(9,864)	(5,098)	6,779
Interest income	1,050	1,194	729	593	459
Interest expense	—	(11)	(32)	(273)	(184)
Other income (expense)	513	(37)	(20)	678	163

Income (loss) from operations before income taxes	(6,583)	(6,364)	(9,187)	(4,100)	7,217
Provision for (benefit from) income taxes	184	117	210	224	(14,325)

Net income (loss)	$(6,767)	$(6,481)	$(9,397)	$(4,324)	$21,542 (3)

Basic net income (loss) per share(2)	$(0.44)	$(0.39)	$(0.54)	$(0.24)	$1.13
Diluted net income (loss) per share(2)	$(0.44)	$(0.39)	$(0.54)	$(0.24)	$1.04
Basic weighted average shares outstanding(2)	15,296	16,557	17,361	18,136	19,144
Diluted weighted average shares outstanding(2)	15,296	16,557	17,361	18,136	20,806

			June 30,
	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data:
Working capital	$24,268	$26,905	$39,828	$36,119	$61,786
Total assets	35,785	48,195	67,241	63,375	103,270
Long-term debt, less current maturities	—	1,000	3,690	2,154	686
Accumulated deficit	(55,487)	(61,968)	(71,365)	(75,688)	(54,146)
Total stockholders’ equity	29,425	26,334	39,639	43,006	86,063

(1)	Certain amounts have been reclassified to conform to current presentation.

(2)	Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

(3)	A portion of the increase in net income primarily relates to the partial reversal of the deferred tax valuation allowance approximating $14.9 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-K. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; risk that other companies may develop and market tests for human papillomavirus competitive with our own; uncertainty regarding patents and propriety rights in connection with our products and products in development; uncertainty as to ongoing litigation; our need to obtain third-party reimbursement approval from government entities, managed care organizations, and private insurance plans; our ability to scale up our manufacturing to the extent demand for our products increases; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products in development; uncertainty of future profitability and cash generation from operations; our ability, if necessary, to obtain requisite additional financing to fund our operations beyond calendar year 2005; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Risk Factors” beginning on page 25.

Overview

     Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems using our patented Hybrid Capture technology for the screening, monitoring and diagnosis of human diseases. We have been profitable since the fourth quarter of fiscal 2003; however, from our inception until that time, we incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products, the expansion of our manufacturing facilities and our global sales and marketing activities.

     Our revenues, to a significant extent, have been derived from the sales of our diagnostic tests for the presence of human papillomavirus (HPV), which, for fiscal 2004, accounted for 83% of total revenues. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, both in the United States and internationally, will continue to drive the growth in revenues from our HPV test products in the future. In fiscal 2004, our gross margins on product sales increased to 81% as compared to 79% in fiscal 2003. In fiscal 2005, we believe that we will be able to sustain gross margins consistent with fiscal 2004.

     We believe that continuing to increase the investments we make in our sales and marketing and in research and development activities is essential to allow us to capitalize more fully on the potential of our HPV test products and our core technology. During fiscal 2004 one significant area of investment was in our European infrastructure and distribution operations, and we expect to continue such investment in fiscal 2005. We are also expanding our sales organization in the United States. We have increased our expenditures in the development of our next-generation Hybrid Capture platforms and other research and development programs related to HPV testing in fiscal 2004 as compared to fiscal 2003 and expect to continue to increase such expenditures in fiscal 2005.

     Our sales and marketing expenditures have been and will continue to be focused on accelerating the adoption of HPV testing worldwide. We intend to capitalize on the expanded indications for use of our HPV test products and the growing acceptance of our HPV test products in the United States and internationally by physicians, laboratories and health insurance providers by materially increasing expenditures for sales and marketing programs over the next several quarters. This increase in expenditures will be primarily directed at our markets in the United States and Europe.

     We expect our general and administrative expenses will increase to provide adequate infrastructure to support greater sales and marketing activities and more focused research and development activities, to pay the anticipated costs associated with our ongoing litigation matters and to support the overall growth of our business.

     Although we anticipate increasing our expenditures as described above, we anticipate that factors such as the impact of our ability to sustain our gross margins will offset the impact such increased expenditures would have on our operating profits. We expect the operating profits which we experienced for the first time at the end of fiscal 2003 and continued throughout fiscal 2004 will continue through fiscal 2005. There can be no assurance that we will meet this goal.

Results of Operations

	Fiscal 2004	% change	Fiscal 2003	% change	Fiscal 2002
	($ in thousands)

Product sales	$88,815	42%	$62,440	36%	$45,750
HPV test product revenue	74,581	46%	51,114	50%	34,034
Cost of product sales	16,717	25%	13,383	3%	12,938
Gross margin	81%		79%		72%

Comparison of Fiscal Year Ended June 30, 2004 to Fiscal Year Ended June 30, 2003

     Product sales increased 42% as compared to fiscal 2003. The increase was due primarily to a 46% growth in sales of our HPV test products to approximately $74,581,000, and an increase in equipment sales of 129%, to approximately $5,432,000, as compared to approximately $2,371,000 in fiscal 2003. The majority of the growth in our HPV test product revenue was in the United States, which increased 45% to approximately $57,802,000, and in Europe, which increased 57%, to approximately $12,865,000. In the United States, most of the growth in our HPV test product sales related to the commercial launch of our DNAwithPap™ Test for adjunctive cervical cancer screening with a Pap test for women age 30 and older, an indication approved by the U.S. Food and Drug Administration (“FDA”) in March 2003. The increase in revenues from equipment sales primarily related to sales of our Rapid Capture® System following the May 2004 FDA approval of the use of such automated system to perform our diagnostic tests. The growth in product sales in Europe related to the success of our subsidiary operating companies and distributor operations benefiting from our coordinated sales and marketing programs, public awareness campaigns and government education efforts.

     Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased 103% in fiscal 2004 to approximately $1,346,000 from approximately $662,000 in fiscal 2003. The increase was due primarily to an increase of approximately $505,000 in research and development contract revenue.

     Cost of product sales in fiscal 2004 increased 25% as compared to fiscal 2003 primarily due to increased product sales volume. Gross margins on product sales increased to 81% in fiscal 2004 from 79% in fiscal 2003. Our gross margins in fiscal 2003 were impacted by costs of approximately $425,000 associated with a voluntary product recall in fiscal 2003; costs of approximately $260,000 due to a fiscal 2003 increase in reserves in anticipation of planned product discontinuations in Europe in December 2003, other changes in our products offerings and charges of approximately $200,000, after insurance proceeds, for a freezer failure in September 2002, which resulted in damaged inventory. The fiscal 2004 gross margin also increased due to approximately $500,000 of manufacturing efficiencies related to production scale-ups, product consolidations and process improvements implemented during fiscal 2004. These increases in gross margin were partially offset by increased sales of equipment, which have lower gross margins than our diagnostic test products.

     Research and development expenses increased 5% in fiscal 2004 to approximately $10,744,000 from approximately $10,262,000 in fiscal 2003. The increase in expenditures was due primarily to a 16% increase in personnel costs to approximately $5,044,000 and a 12% increase in laboratory supplies to approximately $1,108,000, partially offset by a decrease in professional services of 26% to approximately $1,914,000. The decrease in professional services was due largely to decreased expenditures in fiscal 2004, as compared to the costs incurred in fiscal 2003, to obtain CE marking for our HPV, chlamydia and gonorrhea diagnostic test products in accordance with the European Union In Vitro Diagnostic Directive, which CE marking was successfully accomplished in December 2003. Our research and development activities focus on our platform technology, including substantial modifications of the design or capabilities of our products and equipment offerings. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.

     In fiscal 2004, we focused our research and development activities in four areas: (1) core research efforts for next-generation technologies; (2) new product development activities; (3) completion of activities necessary to support regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad; and (4) modification of the design or capabilities of our product and equipment offerings.

     Our core research efforts for next-generation technologies include research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology.

     Our new product development activities currently focus on the discovery of innovative methods to improve specimen processing procedures and throughput to expand the ability of laboratories to use our diagnostic tests. The activities include procedures for the improved processing of PreservCyt® (Cytyc Corporation) specimens and upgrades of our equipment offerings for high throughput HPV, chlamydia and gonorrhea testing. We are also working to expand HPV testing capabilities to allow testing from additional liquid cytology media, including our proprietary Universal Collection Medium (UCM™), which is expected to allow simultaneous nucleic acid testing, protein analysis and cytological testing of human papillomavirus DNA, chlamydia DNA and gonorrhea DNA, and of other genetic and cellular material from a single patient sample, and the SurePathTM (TriPath Imaging) medium, for which the clinical validation is ongoing. We have also completed development of a software improvement for our Rapid Capture System to permit the simultaneous testing of multiple DNA probes, and to improve the related laboratory processes and procedures. In addition, in November 2003 we entered into a collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid batch HPV test product for use in developing countries. Digene and PATH will jointly fund the efforts subject to certain maximum funding obligations, and Digene will perform the product development and commercialization activities. During the second half of fiscal 2004 we completed the establishment of a research team to pursue this program and began active research into a rapid batch HPV test product candidate.

     With respect to regulatory submissions in fiscal 2004 we:

•	developed and completed the clinical validation of our Rapid Capture System for semi-automated processing of our hc2 High-Risk HPV DNA Tests. We initially submitted the Pre-Market Approval Supplement to the FDA on November 5, 2003. We provided follow-up data and information on April 1, 2004 to facilitate completion of the FDA’s review. We received this approval on May 4, 2004. We expect this claim will expand existing indications for our hc2 High-Risk HPV DNA Test to allow high-volume, semi-automated human papillomavirus DNA testing.

•	developed and completed the clinical validation of the use of chlamydia (CT) and gonorrhea (GC) testing using our hc2 CT/GC Tests from Cytyc Corporation’s ThinPrep PreservCyt Solution specimens. We submitted 510(k) pre-market notifications for each of our test products for chlamydia and gonorrhea (each test separately plus our combined hc2 CT/GC Test) between November 2003 and January 2004. The FDA’s review of these submissions is ongoing and we continue to work with the FDA during this period to provide the information needed to facilitate completion of its review.

     Finally, with respect to modification of the design or capabilities of our diagnostic test products and equipment offerings, in fiscal 2004 we achieved technical feasibility of our next generation platform proprietary DNA test for ultra-sensitive detection of DNA targets in a highly multiplexed modality.

     Selling and marketing expenses increased 31% in fiscal 2004 to approximately $36,623,000 from approximately $27,913,000 in fiscal 2003. The increase in fiscal 2004 was due primarily to personnel costs, which increased 39% to approximately $12,350,000; agency fees, which increased 131% to approximately $5,458,000; professional services, which increased 38% to approximately $2,982,000; and expenses related to the development of physician conferences and education, which increased 922% to approximately $592,000. These increases were partially offset by a decrease in royalties expense, which decreased 39% to approximately $1,705,000, due primarily to the reversal of an accrual of approximately $535,000 based on the reduced probability that a specific royalty liability would materialize. The increase in personnel costs relates to our increased hiring activities. The increase in agency fees relates to costs under our physician detailing agreement with PDI, Inc. PDI recruits and administers a Digene-specific physician detailing sales organization dedicated to educating physicians about the benefits of the DNAwithPap Test in the United States. The professional services increase is due largely to the use of consultants to assist with the rapid growth of our distribution infrastructure in Europe.

     Geographically, the majority of the increase in our selling and marketing expenses for fiscal 2004, excluding royalties, was incurred in the United States, which increased 57% to approximately $22,051,000 as compared to approximately $14,032,000 in fiscal 2003, as we expanded our direct sales and marketing activities in the United States to increase sales of our HPV test products.

     We expect our selling and marketing expenses to increase during fiscal 2005 as we continue to expand our direct sales and marketing activities to increase HPV test product sales, continue the build-up of our direct sales and marketing operations in Europe and commercialize our CT/GC products. As part of our commercialization program for the DNAwithPap Test, we have extended our contract with PDI, Inc., dedicated to promoting the DNAwithPap Test to physicians. We expect to continue to increase our investment in physician education to promote the commercialization of the DNAwithPap Test.

     General and administrative expenses increased 16% in fiscal 2004 to approximately $19,298,000 from approximately $16,642,000 in fiscal 2003. The increase was due primarily to personnel costs,

which increased 19% to approximately $7,832,000; insurance, which increased 44% to approximately $1,373,000, principally related to increased costs for directors’ and officers’ insurance coverage; and professional fees, which increased 6% to approximately $7,664,000, primarily related to costs associated with legal matters, which increased 18% to approximately $6,057,000.

     Geographically, the majority of the increase in general and administrative expenses for fiscal 2004 was incurred in Europe, which increased 126%, to approximately $5,561,000, over the corresponding period in fiscal 2003 as we invested in infrastructure required to support the direct distribution of our products in Europe.

     Interest income decreased 23% to approximately $459,000 in fiscal 2004 from approximately $593,000 in fiscal 2003. The decrease was due to lower interest rates in fiscal 2004 compared to the corresponding period in fiscal 2003.

     Interest expense decreased to approximately $184,000 in fiscal 2004 compared to approximately $273,000 in fiscal 2003 primarily due to the reduction in our long-term debt due to Abbott Laboratories as quarterly principal payments were made on an outstanding promissory note, which lowered the debt.

     Other income decreased to approximately $163,000 in fiscal 2004 compared to $678,000 in fiscal 2003, due almost entirely to reduced foreign exchange gains as exchange rate fluctuations were not as significant in fiscal 2004 as they were in 2003.

     The net income tax benefit of approximately $14,325,000 in fiscal 2004 is primarily related to the partial release of the valuation allowance previously established against our deferred tax assets. We released approximately $14,900,000 of valuation reserve in the fourth quarter of fiscal 2004. Based upon projected future operating performances, we currently believe that we will be able to utilize a portion of the value of our net operating loss carryforward (NOL) through the reduction of future taxable income. During fiscal 2004, the amount of valuation allowance we released was the estimated amount to be utilized in the foreseeable future. As of June 30, 2004, we had total NOL carryforwards of approximately $115 million; however, we did not reverse the portion of the valuation allowance related to the potential tax benefits from the exercise of stock options as realization of these benefits are not likely at this time. Should realization of these benefits become more likely than not, the benefit will be reflected as a reclassification to stockholders’ equity.

Comparison of Fiscal Year Ended June 30, 2003 to Fiscal Year Ended June 30, 2002

     Product sales in fiscal 2003 increased 36% as compared to fiscal 2002. The increase was due primarily to a 40% growth in sales of our HPV test products to approximately $51,114,000, partially offset by a decrease in sales of equipment and certain non-core products of approximately $1,691,000 (32%). The majority of the growth in HPV product sales was in the United States (64% over such sales in fiscal 2002) and in Europe (30% over such sales in fiscal 2002).

     During fiscal 2003, we did not recognize any revenue related to minimum purchase guarantees under the Roche Distribution Contract, whereas in fiscal 2002 we recognized approximately $2,357,000. Please see “Liquidity and Capital Resources” below for a description of the Roche Distribution Contract.

     Other revenues included research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues decreased almost 11% in fiscal 2003 to approximately $662,000 from approximately $741,000 in fiscal 2002. The decrease was due primarily to reductions in research and development services revenue of approximately $279,000 (82%) and licensing revenue of approximately $84,000 (95%). The decrease was partially offset by the recognition of $288,000 of certain equipment sales to Roche in Europe, which were initially deferred in the fourth quarter of fiscal 2002. Please see “Liquidity and Capital Resources” below for a description of the Roche Distribution Contract.

     Cost of product sales in fiscal 2003 increased 3% as compared to fiscal 2002. Gross margins on product sales increased to 79% in fiscal 2003 from 72% in fiscal 2002. The increase in gross margin percentage primarily related to increased sales of our higher margin reagent test kits, particularly HPV tests products, which represented 81%, or approximately $51,114,000, of product revenue in fiscal 2003 compared to 75%, or approximately $34,034,000, in fiscal 2002, principally in the United States, as well as decreased sales of lower margin equipment products that represented 4%, or approximately $2,401,000, of product revenue in fiscal 2003 compared to 8%, or approximately $4,050,000, in fiscal 2002.

     Cost of product sales was negatively impacted in fiscal 2003 because of a voluntary product recall, resulting in a charge to Cost of product sales of approximately $425,000 during February 2003. We initiated a voluntary recall involving our hc2 HPV and chlamydia test products. This recall was limited to certain product lots which were manufactured using a specific lot of raw material that had the potential to cause false positive patient specimen results. We informed the FDA of the recall. We conducted an investigation into the root cause of this product performance issue for our Hybrid Capture 2 product line, and developed a raw material release testing corrective action plan. On June 20, 2003, the FDA approved the modification of our lot release testing procedures related to the component that relied on the raw material found to have been contaminated. Because this voluntary recall was limited to an identified lot of raw material, we were able to supply our customers with product manufactured from acceptable raw material lots. In addition, we expanded our ongoing quality improvement program to ensure continued reliability as manufacturing volume increases to meet anticipated growth in demand for our diagnostic test products.

     Research and development expenses increased 11% in fiscal 2003 to approximately $10,262,000 from approximately $9,265,000 in fiscal 2002. The increase in expenses was due primarily to a 305% increase in professional services and clinical trial expenses, to approximately $2,593,000, partially offset by a decrease in personnel costs, which decreased 11% to approximately $4,364,000, and laboratory supplies, which decreased 29% to approximately $815,000. The increase in professional services was due largely to costs incurred of approximately $1,051,000, in preparation for compliance with the CE marking requirements of the European Union In Vitro Diagnostic Directive. Our research and development activities focus on our platform technology, including different or modified uses of such technology, and improvements to our diagnostic test and equipment products. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.

     During fiscal 2003, we focused our research and development activities on completing regulatory activities to add new claims and indications to existing products in the U.S. and abroad, support and improvement of existing product lines, the development of several new products and core research efforts for next-generation technologies. Work continued on the development of a Hybrid Capture HPV test product application for our automated Rapid Capture System, including accommodating the use of multiple DNA probes in a single run in conjunction with our current product lines; the development of methods to improve specimen processing procedures and throughput, including procedures for the improved processing of Cytyc Corporation’s ThinPrep specimens for HPV, chlamydia and gonorrhea testing; improved equipment for faster specimen processing; and the development of our Universal Collection Medium. In addition, verification was completed and clinical trials initiated for a method for converting specimens collected in TriPath Imaging’s SurePath liquid cytology medium; clinical trials occurred to validate chlamydia and gonorrhea testing from Cytyc Corporation’s ThinPrep specimens, a human papillomavirus application for our Rapid Capture System, and a procedural modification to our hc2 assay designed to improve test robustness. Work was completed on an HPV ThinPrep application using cervical specimens collected with a brush/spatula device and the data were submitted to the FDA.

     Selling and marketing expenses increased 41% in fiscal 2003 to approximately $27,913,000 from approximately $19,835,000 in fiscal 2002. The increase in fiscal 2003 was due primarily to personnel costs, which increased 44% to approximately $8,776,000, and royalty expenses, which increased 34% to approximately $2,814,000. In addition, depreciation expense increased 140% to approximately $2,359,000 in fiscal 2003, due primarily to the May 2002 repurchase of equipment from Abbott Laboratories upon expiration of the non-exclusive wind-down period of our distribution agreement with Abbott. Additionally, professional services increased 79% to approximately $2,160,000, due largely to the use of consultants to assist with the rapid growth of our distribution infrastructure in Europe.

     Geographically, the majority of the increase in our selling and marketing expenses for fiscal 2003, excluding royalties, was incurred in Europe, which increased 79% to approximately $9,867,000 over the corresponding period in fiscal 2002 as we established subsidiaries, hired employees and continued to develop a distribution infrastructure.

     General and administrative expenses increased 19% in fiscal 2003 to approximately $16,642,000 from approximately $14,024,000 in fiscal 2002. The increase was due primarily to professional fees, which increased 26% to approximately $7,222,000, primarily related to costs associated with legal matters, which increased 42% to approximately $4,689,000; personnel costs, which increased 34% to approximately $6,577,000; and insurance, which increased 84% to approximately $952,000, principally related to increased costs for directors’ and officers’ insurance coverage. These increases were partially offset by a decrease in bad debt expense of $526,000 during fiscal 2003 due to strong collection efforts of outstanding receivables.

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

     Interest income decreased 19% in fiscal 2003 to approximately $593,000 from approximately $729,000 in fiscal 2002. The decrease was primarily due to a decrease in average cash balances and lower interest rates in fiscal 2003 compared to the corresponding period in fiscal 2002.

     Interest expense increased to approximately $273,000 in fiscal 2003 compared to approximately $32,000 in fiscal 2002 due to interest on long-term debt due to Abbott Laboratories as part of the repurchase of equipment at the end of fiscal 2002 under a terminated distribution agreement, and interest on a promissory note due to Roche Molecular Diagnostics as a result of the repurchase of inventory from Roche in January 2003.

     Other income increased to approximately $678,000 in fiscal 2003 from a loss of approximately $20,000 in fiscal 2002 primarily due to foreign exchange gains and losses.

Liquidity and Capital Resources

     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $54,146,000 at June 30, 2004. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At June 30, 2004, we had cash, cash equivalents and short-term investments aggregating approximately $48,733,000. We had positive cash flows from operations of approximately $2,064,000 for the year ended June 30, 2004 compared to negative cash flows from operations of approximately $1,834,000 for the year ended June 30, 2003. The increase in cash provided from operations was due primarily to net income for fiscal 2004 of approximately $21,542,000, which included a deferred tax benefit of $14,899,000, compared to a net loss of approximately $4,324,000 for fiscal 2003, partially offset by an increase of approximately $7,201,000 in the cash used for net accounts receivable due to increased sales in fiscal 2004.

     Net cash used in investing activities for fiscal 2004 included approximately $6,139,000 of capital expenditures. This included approximately $2,829,000 of equipment placed at customer sites, which allows our customers to run diagnostic tests using our reagent test kit products, and approximately $1,804,000 of leasehold improvements, primarily at our headquarters facility in Gaithersburg, Maryland. In fiscal 2005 we expect both of these types of capital expenditures to be significant uses of working capital as we continue to place equipment at customer sites, specifically Rapid Capture Systems, and as we further expand our warehouse capacity at our Gaithersburg facility, for which we may obtain alternative financing.

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

     In recognition of the decision to repurchase the equipment, commencing in the fourth quarter of 2002, we deferred recognition of equipment sold to Roche. Equipment sold during this time period had a sales price of $2.3 million and a cost of $1.4 million, which amounts were recorded as deferred revenue and deferred costs, respectively. The deferred revenue and deferred costs were being amortized over a four-year period to other revenue (as equipment rental) and selling and marketing expenses, respectively. For fiscal 2002, we recorded other revenue and selling and marketing expenses of $109,000 and $67,000, respectively, related to the amortization of these balances. For fiscal 2003, we recorded other revenue and selling and marketing expenses of $288,000 and $177,000, respectively, related to the amortization of these balances prior to the commencement of the repurchase. At December 31, 2002, when amortization ceased, the remaining deferred revenue and deferred cost balances were $1,904,000 and $1,169,000, respectively, for a remaining net credit as of December 31, 2002 of $734,000.

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

     The parties consummated the HPV equipment repurchase on January 6, 2003, subject to reconciliation. In January 2003 Digene and its affiliates paid Roche an aggregate of approximately $2.6 million for the HPV equipment in inventory and in use at customers’ laboratories in Europe. A portion of the purchase price was paid by the issuance of a note payable due to Roche, which was paid in one installment in January 2004, and the remainder of the purchase price was paid in cash. A final settlement for the repurchased assets was completed with Roche in June 2003.

     The total consideration paid to Roche for the fixed assets and inventory after reaching a final settlement was $2,488,000, or $1,753,000 after consideration of the remaining net credit of $734,000 mentioned above.

     We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to support our European direct distribution operations, as well as increasing accounts receivable as a result of expected revenue growth. Prior to this fiscal year, we had incurred negative cash flows from operations since our inception. We have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar 2005. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products; our progress in product development efforts and the magnitude and scope of such efforts; our success in increasing and maintaining customer relationships; our ability to receive additional regulatory approvals for our product offerings; the cost and timing of expansion of our manufacturing capabilities; the effectiveness of our sales and marketing activities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and competitive market developments. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

     We have summarized below our material contractual obligations as of June 30, 2004:

(in thousands)

Contractual		Less than One Year	One to Three Years	Four to Five Years	After Five Years
Obligations	Total	(Fiscal 2005)	(Fiscal 2006-2008)	(Fiscal 2009-2010)	(After Fiscal 2010)
Long-term debt(1)	$2,145,830	$1,459,890	$352,843	$333,097	$—
Physician detailing agreement	5,182,904	5,182,904	—	—	—
Operating leases	17,816,572	3,407,982	9,568,452	4,680,431	159,707

Total contractual cash obligations	$25,145,306	$10,050,776	$9,921,295	$5,013,528	$159,707

(1)	Includes debt payable to Abbott Laboratories related to the repurchase of equipment in fiscal 2002.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Such accounting principles require that our management make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our actual results could differ materially from those estimates. The items in our consolidated financial statements that have required us to make significant estimates and judgments are as follows:

•	Inventory management. Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method of inventory management. We also record provisions for inventories which may not be salable due to anticipated trends in sales volume and/or pricing and our estimates of net realizable value. These provisions are determined based on significant estimates.

•	Revenue recognition. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. We establish allowances for estimated uncollectible amounts, product returns and discounts based on historical default rates and specifically identified problem accounts. Additionally, we defer approximately two percent of product sales as a reserve for future warranty costs and recognize this deferred revenue over one year, which is the standard warranty period for a majority of our system components. At June 30, 2003 and 2004, the warranty reserve was approximately $633,000 and $897,000, respectively, and, historically, the warranty costs have been within management estimates.

•	Accounting for employee stock options. We account for our employee stock-based compensation in accordance with the provisions of APB No. 25, and related interpretations, which allow us to recognize compensation costs for the excess of the fair value of the stock at the grant date over the exercise price, if any. An alternative method of accounting would apply the principles of SFAS No. 123, which require the fair value of the stock option to be recognized at the date of grant and amortized to compensation expense over the stock option’s vesting period.

Had we applied the principles of SFAS No. 123 for our employee options, our net loss would have been approximately $24,451,000 and $17,381,000 during our fiscal years ended June 30, 2002 and 2003, respectively, and our net income would have been approximately $15,080,000 during our fiscal year ended June 30, 2004, instead of our reported net losses which approximated $9,397,000 and $4,324,000 during our fiscal years ended June 30, 2002 and 2003, respectively, and our reported net income of approximately $21,542,000 during our fiscal year ended June 30, 2004.

•	Income taxes. We provide for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognized an income tax benefit of $14,324,947 for the year ended June 30, 2004, primarily related to the reversal of a portion of the valuation allowance previously established for our deferred tax asset. Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, in fiscal 2004 we have provided a valuation allowance for the portion of the net operating loss carryforward and the research and development credits related to the exercise of stock options and the amount of net operating loss carryforwards and credits expected to expire unused. We review our deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on our estimates of future taxable income. Changes in our assessment of the need for a valuation allowance could give rise to a valuation allowance and an expense in the period of change. Substantially all of the remaining deferred tax asset valuation allowance, if released, will be reflected as a direct increase to stockholders’ equity and will not impact the consolidated statement of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the years ended June 30, 2002, 2003 and 2004. Interest rate exposure is primarily limited to the $48.7 million of cash, cash equivalents and short- and long-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGENE CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Digene Corporation

We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
August 5, 2004

DIGENE CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,883,129	$4,079,519
Short-term investments	26,408,994	44,653,599
Accounts receivable, less allowance of approximately $432,000 and $600,000 at June 30, 2003 and 2004, respectively	10,344,597	17,545,133
Inventories, net	7,073,920	8,109,987
Prepaid expenses and other current assets	2,189,225	2,392,048
Deferred tax asset, current	—	1,047,766

Total current assets	53,899,865	77,828,052

Property and equipment, net	7,515,104	9,561,794
Intangible assets, net	900,515	900,515
Deposits and other assets	1,059,666	1,249,971
Deferred tax asset	—	13,729,916

Total assets	$63,375,150	$103,270,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,489,700	$5,423,628
Accrued expenses	3,467,629	3,771,141
Accrued payroll	4,182,327	5,387,129
Current portion of long-term debt	2,640,363	1,459,890

Total current liabilities	17,780,019	16,041,788

Deferred rent	434,908	479,078
Long-term debt, less current portion	2,154,244	685,940

Stockholders’ equity:
Preferred Stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 50,000,000 shares authorized, 18,325,208 and 19,883,918 shares issued and outstanding at June 30, 2003 and 2004, respectively	183,252	198,839
Additional paid-in capital	118,535,272	139,637,245
Deferred stock compensation	(380,633)	(164,031)
Accumulated other comprehensive income	356,415	537,688
Accumulated deficit	(75,688,327)	(54,146,299)

Total stockholders’ equity	43,005,979	86,063,442

Total liabilities and stockholders’ equity	$63,375,150	$103,270,248

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2002	2003	2004
Revenues:
Product sales	$45,750,124	$62,440,415	$88,815,293
Distribution contract	2,357,239	—	—
Other	740,414	661,481	1,345,275

Total revenues	48,847,777	63,101,896	90,160,568

Costs and expenses:
Cost of product sales	12,937,556	13,383,086	16,716,387
Research and development	9,264,548	10,262,138	10,743,763
Selling and marketing	19,835,304	27,912,724	36,623,243
General and administrative	14,024,276	16,642,100	19,297,782
Abbott termination fee	2,500,000	—	—
Amortization of intangible assets	150,086	—	—

Total costs and expenses	58,711,770	68,200,048	83,381,175

Income (loss) from operations	(9,863,993)	(5,098,152)	6,779,393
Other income (expense):
Interest income	729,681	593,331	459,170
Interest expense	(32,217)	(272,810)	(183,945)
Other income (expense)	(19,981)	677,585	162,463

Total other income (expense)	677,483	998,106	437,688

Income (loss) from operations before income taxes	(9,186,510)	(4,100,046)	7,217,081

Provision for (benefit from) income taxes	210,106	223,465	(14,324,947)

Net income (loss)	$(9,396,616)	$(4,323,511)	$21,542,028

Basic net income (loss) per share	$(0.54)	$(0.24)	$1.13

Diluted net income (loss) per share	$(0.54)	$(0.24)	$1.04

Weighted average shares outstanding
Basic	17,360,725	18,135,689	19,144,021

Diluted	17,360,725	18,135,689	20,806,078

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Deferred Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balance at June 30, 2001	16,755,339	$167,553	$88,199,211	$(64,274)	$—	$(61,968,200)	$26,334,290
Exercise of Common Stock options	541,281	5,413	5,244,020	—	—	—	5,249,433
Issuance of Common Stock in connection with private placement financing	588,235	5,882	14,913,658	—	—	—	14,919,540
Issuance of Common Stock in connection with Abbott agreement	87,873	879	2,499,121	—	—	—	2,500,000
Compensatory stock options earned by non-employees	—	—	—	32,137	—	—	32,137
Net loss	—	—	—	—	—	(9,396,616)	(9,396,616)

Balance at June 30, 2002	17,972,728	179,727	110,856,010	(32,137)	—	(71,364,816)	39,638,784

Comprehensive loss:
Foreign currency translation	—	—	—	—	356,415	—	356,415
Net loss	—	—	—	—	—	(4,323,511)	(4,323,511)

Comprehensive loss							(3,967,096)
Exercise of Common Stock options	209,623	2,096	2,079,691	—	—	—	2,081,787
Issuance of Common Stock to Roche	142,857	1,429	4,998,571	—	—	—	5,000,000
Issuance of Common Stock options to non-employees	—	—	601,000	(601,000)	—	—	—
Compensatory stock options earned by non-employees	—	—	—	252,504	—	—	252,504

Balance at June 30, 2003	18,325,208	$183,252	$118,535,272	$(380,633)	$356,415	$(75,688,327)	$43,005,979

Comprehensive income:
Foreign currency translation, net of income tax expense of $173,979	—	—	—	—	260,968	—	260,968
Unrealized loss on available for-sale securities, net of income tax benefit of $53,130	—	—	—	—	(79,695)	—	(79,695)
Net income	—	—	—	—	—	21,542,028	21,542,028

Comprehensive income							21,723,301
Exercise of Common Stock options	1,558,710	15,587	20,882,723	—	—	—	20,898,310
Compensatory stock options earned by non-employees	—	—	219,250	216,602	—	—	435,852

Balance at June 30, 2004	19,883,918	$198,839	$139,637,245	$(164,031)	$537,688	$(54,146,299)	$86,063,442

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2002	2003	2004
Operating activities
Net income (loss)	$(9,396,616)	$(4,323,511)	$21,542,028
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Abbott termination fee	2,500,000	—	—
Write-off note receivable	406,500	—	—
Depreciation and amortization of property and equipment	1,769,567	3,293,454	3,914,062
Amortization of intangible assets	150,086	—	—
Amortization of discount on note payable	—	—	35,603
Loss on disposal of fixed assets	—	22,925	178,036
Compensation expense related to stock options	32,137	252,504	435,852
Deferred tax benefit	—	—	(14,898,531)
Changes in operating assets and liabilities:
Accounts receivable	(3,306,936)	(1,343,013)	(7,200,536)
Inventories	(431,971)	259,177	(1,036,067)
Prepaid expenses and other current assets	(509,497)	6,039	(202,823)
Deferred costs	(1,412,524)	—	—
Deposits and other assets	(110,699)	(233,725)	(190,305)
Accounts payable	3,236,220	993,294	(2,066,072)
Accrued expenses	2,919,216	(2,161,077)	303,512
Accrued payroll	998,659	1,317,891	1,204,802
Deferred revenues	(5,600,431)	—	—
Deferred rent	119,492	81,832	44,170

Net cash provided by (used in) operating activities	(8,636,797)	(1,834,210)	2,063,731
Investing activities
Purchases of short-term investments	(35,755,094)	(29,940,689)	(52,712,116)
Sales of short-term investments	14,592,392	33,671,809	34,334,686
Capital expenditures	(1,542,601)	(3,763,786)	(6,138,788)

Net cash used in investing activities	(22,705,303)	(32,666)	(24,516,218)
Financing activities
Net proceeds from issuance of Common Stock	14,919,540	—	—
Exercise of Common Stock options	5,249,433	2,081,787	20,898,310
Principal payments of long-term debt	—	(1,428,492)	(2,684,380)

Net cash provided by financing activities	20,168,973	653,295	18,213,930

Effect of currency translations	—	(356,415)	434,947
Net decrease in cash and cash equivalents	(11,173,127)	(1,569,996)	(3,803,610)
Cash and cash equivalents at beginning of year	20,626,252	9,453,125	7,883,129

Cash and cash equivalents at end of year	$9,453,125	$7,883,129	$4,079,519

Supplemental cash flow information
Interest paid	$13,000	$374,000	$163,000

Income taxes paid	$72,000	$149,000	$345,000

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

In October 1997, the Company established Digene B.V., a Netherlands limited liability company, to act as the Company’s European distributor; in 1999 Digene B.V. was made dormant. On March 3, 1998, the Company established a wholly-owned Delaware subsidiary, Digene Europe, Inc., for the marketing of the Company’s products in Europe. In 2003 Digene Europe, Inc. became inactive as a result of changes in the Company’s distribution plans and assumption of the marketing activities in Europe by the Company’s newly-formed European entities. On July 1, 1998, the Company acquired Viropath B.V., a company with limited liability, registered in Amsterdam, The Netherlands. Viropath B.V. was liquidated in 2004 after existing patents were assumed by the Company.

On April 26, 2002, the Company established a wholly-owned subsidiary, Digene UK (Holdings) Limited, to be a holding company for its European subsidiaries. Digene UK (Holdings) Limited owns all the outstanding shares of Digene (UK) Limited, Digene Deutschland GmbH, Digene (France) SAS and Digene Italia s.r.l., which were organized in April, May, August and October 2002, respectively, and of Digene Diagnostics S.L. (Spain), which was organized in June of 2003. In July 2002, the Company also organized Digene (Switzerland) Sarl, all of the outstanding shares of which are owned by Digene. Through these newly formed entities and the use of local distributors and agents, Digene markets and distributes the Company’s products throughout Europe.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Digene and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currencies

The local currency is the functional currency for most of the Company’s international subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (expense). Certain transaction gains and losses on intercompany activity for which settlement is not planned in the foreseeable future are charged to cumulative translation adjustment included in stockholders’ equity in accumulated other comprehensive income in the accompanying balance sheets.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

The Company operates one business segment that develops, manufactures and markets proprietary gene-based tests for the detection, screening and monitoring of human diseases. Revenue by geographic location is presented in Note 11.

Cash and Cash Equivalents

Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less. Substantially all cash equivalents are held in short-term money market accounts with large high-quality institutions.

Short-Term Investments

Short-term investments consist of corporate and various government agency debt securities, most of which mature in approximately one year or less. For investments with maturities over one year, management has the intent and ability to sell these securities for working capital purposes should the need arise. Management classifies the Company’s short-term investments as available-for-sale. Such securities are stated at market value, with any material unrealized holding gains or losses reported, net of any tax effects, as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in fair value, which is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments in highly rated financial institutions.

Trade Receivables

Trade receivables are reported in the consolidated balance sheets at outstanding principal less any charge offs and the allowance for doubtful accounts. The Company charges off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. Generally, the Company considers receivables past due 30 days subsequent to the billing date; however, the Company may extend credit terms up to 180 days. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and managements’ expectations of losses. Losses have historically been within managements’ expectations. As of June 30, 2003 and 2004, the Company had an allowance for doubtful accounts of approximately $432,000 and $600,000, respectively.

Concentration of Credit Risk and Financial Instruments

The Company places its cash and cash equivalents with financial institutions and its short-term investments consist of U.S. government agency and high-grade corporate debt securities. Management believes that the financial risks associated with its cash and cash equivalents and short-term investments are minimal.

The fair value of the Company’s accounts receivable, accounts payable and accrued liabilities approximate their carrying amount due to the relatively short maturity of these items. The fair value of debt approximates its carrying amount as of June 30, 2003 and 2004 based on rates currently available to the Company for debt with similar terms and maturities.

Significant Suppliers

Several key components of the Company’s products come from, or are manufactured for the Company by, a single supplier or limited number of suppliers. This applies in particular to three components, chemiluminescent substrates (used to create a chemical reaction that causes light in connection with the Hybrid Capture signal amplified

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

molecular technology), the Rapid Capture System that serves as the automation platform developed for large-scale diagnostic testing using the Hybrid Capture technology and the 96-well microplate used by laboratories to run the Company’s diagnostic test products.

Inventories

Inventories are stated at the lower of cost or market on a standard cost basis, which approximates average cost. The estimated reserve is based on management’s review of inventories on hand compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Repairs and maintenance expenditures are charged to operations as incurred.

Intangible Assets

Intangible assets arose from the Company’s acquisition of Viropath B.V. in 1998. The excess of the purchase price over the identifiable tangible net assets acquired of approximately $1.5 million was being amortized on a straight-line basis over ten years until June 2002. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon the adoption of SFAS 142 and annually thereafter. The Company has ceased the amortization of the intangible assets effective July 1, 2002, and instead reviews intangible assets in the fourth quarter of each fiscal year for evidence of impairment, and will adjust the recorded value, if necessary. The Company reviewed the value of the intangible assets in the fourth quarter of fiscal year 2004 and did not note any circumstances which would warrant an adjustment to the recorded value. Accumulated amortization expense approximated $600,000 as of June 30, 2004.

If goodwill and other intangible assets had been accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, from the date of acquisition, net income (loss) and EPS would be as follows:

	Year Ended June 30,
	2002	2003	2004
Net income (loss), as reported	$(9,396,616)	$(4,323,511)	$21,542,028
Amortization expense	150,086	—	—

Pro forma net income (loss)	$(9,246,530)	$(4,323,511)	$21,542,028

Net income (loss) per share
Basic - as reported	$(0.54)	$(0.24)	$1.13
Basic - pro forma	$(0.53)	$(0.24)	$1.13
Diluted - as reported	$(0.54)	$(0.24)	$1.04
Diluted - pro forma	$(0.53)	$(0.24)	$1.04

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenues from product sales are recognized upon delivery, usually upon shipment. Allowances are established for estimated uncollectible amounts, product returns and discounts. In addition, the Company defers approximately two percent of product sales as a reserve for future warranty costs and recognizes this deferred revenue over one year, which is the standard warranty period for a majority of its system components. At June 30, 2003 and 2004, the warranty reserve was approximately $633,000 and $897,000, respectively, and, historically, the warranty costs have been within management estimates.

Product sales include the sales associated with the delivery of the Company’s proprietary instrument platforms for performing its diagnostic tests. In some cases, the Company has provided its instrumentation to customers without requiring them to purchase the equipment or enter into an equipment lease or rental contract. In these cases, the Company recovers the cost of providing the instrumentation in the amounts it charges for its diagnostic assays, generally under purchase and supply contracts with durations of three or more years.

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

Cost of Product Sales

Cost of product sales reflects the costs applicable to products delivered for which product sales revenue is recognized in accordance with the Company’s revenue recognition policy. The Company follows SFAS No. 2, “Accounting for Research and Development Costs” in classifying costs between cost of product sales and research and development costs.

Shipping Costs

The Company’s shipping and handling costs are included in cost of product sales for all periods presented.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs include salaries and related benefits, outside services, material and supplies and allocations of facility and support costs.

Selling and Marketing

In some cases, the Company has provided its instrumentation to customers without requiring them to purchase the equipment or enter into an equipment lease or rental contract. The costs associated with the instruments are charged to selling and marketing on a straight-line basis over the estimated useful life of the instrument, which ranges from three to five years. During the years ended June 30, 2002, 2003 and 2004, these costs were $900,585, $2,268,287, and $2,615,841, respectively. The costs to maintain these systems are charged to operations as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $963,000, $855,000 and $871,000, during the years ended June 30, 2002, 2003 and 2004 respectively.

Income Taxes

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. Substantially all of the remaining deferred tax asset valuation allowance, if released, will be reflected as a direct increase to stockholders’ equity and will not impact the consolidated statement of operations.

Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share, which require the Company to present basic and diluted income (loss) per share. The Company’s basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of Common Stock outstanding during all periods presented. The Company’s diluted income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income or loss and its components as part of the consolidated financial statements. The Company’s comprehensive income (loss) includes net income (loss) as well as additional other comprehensive net income (loss). For the year ended June 30, 2002, the Company’s net loss approximated its comprehensive loss; accordingly, no separate disclosure of comprehensive loss is required. For the years ended June 30, 2003 and 2004, other comprehensive income (loss) included gains and losses on long-term intercompany transactions, translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to U.S. dollars, and unrealized holding gains and losses on available-for-sale investments and are reflected net of tax.

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

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conjunction with Selling, Goods, or Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”) the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”) to stock-based employee compensation is as follows:

	Year ended June 30,
	2002	2003	2004
Net income (loss), as reported	$(9,396,616)	$(4,323,511)	$21,542,028
Add: Stock-based non-employee compensation included in reported net income (loss)	32,137	252,504	435,852
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants, net of taxes	(15,086,236)	(13,310,256)	(6,897,933)

Pro forma net income (loss)	$(24,450,715)	$(17,381,263)	$15,079,947

Net income (loss) per share
Basic – as reported	$(0.54)	$(0.24)	$1.13
Basic – pro forma	$(1.41)	$(0.96)	$0.79
Diluted – as reported	$(0.54)	$(0.24)	$1.04
Diluted– pro forma	$(1.41)	$(0.96)	$0.73

Pro forma information regarding net income and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used:

	Year Ended June 30,
	2002	2003	2004
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	79%	80%	78%
Risk-free interest rate	5.4%	2.8%	3.7%
Expected life of the option term (in years)	5.9	6.3	5.9

The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not likely to be representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of the employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Other Balance Sheet Information

Inventories

Inventories consist of the following:

	June 30,
	2003	2004
Finished goods	$5,132,328	$5,516,411
Work in process	2,897,539	3,668,683
Raw materials	1,461,347	1,207,415

	9,491,214	10,392,509
Reserve	(2,417,294)	(2,282,522)

	$7,073,920	$8,109,987

Property and Equipment

Property and equipment consist of the following:

	June 30,
	2003	2004
Furniture, fixtures and office equipment	$2,321,487	$3,348,037
Machinery and equipment	4,391,288	4,700,011
Customer-use assets	8,072,858	9,998,546
Leasehold improvements	201,079	2,005,455

	14,986,712	20,052,049
Accumulated depreciation and amortization	(7,471,608)	(10,490,255)

	$7,515,104	$9,561,794

Customer-use assets represent the Company’s proprietary instrument platforms placed at customer sites, to which title and risk of loss is retained by the Company, for the customers’ use in performing the diagnostic tests sold by the Company.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term Investments

Short-term investments at June 30, 2004 and 2003 were as follows:

	June 30, 2004
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$34,162,108	$658	$(86,409)	$34,076,357
Corporate debt securities	10,624,316	—	(47,074)	10,577,242

Total - Short-term investments	$44,786,424	$658	$(133,483)	$44,653,599

	June 30, 2003
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
U.S. Treasury and agencies	$20,246,183	$9,572	$(11,482)	$20,244,273
Corporate debt securities	6,162,811	12,828	(74)	6,175,565

Total - Short-term investments	$26,408,994	$22,400	$(11,556)	26,419,838

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be recorded at market value. The Company’s Short-term investments are recorded in the Consolidated Balance Sheet at fair value. As illustrated in the June 30, 2003 table above, amortized cost approximates market value. The unamortized discount was included with Short-term investments in the June 30, 2003 Consolidated Balance Sheet.

The following table summarizes the maturities of the Company’s Short-term investments at June 30, 2004:

	Amortized	Fair
Maturity	Cost	Value
Less than one year	$32,906,562	$32,859,821
Due in one to two years	11,879,862	11,793,778

Total	$44,786,424	$44,653,599

The Company’s gross proceeds from the sale of Short-term investments and the resulting realized gains and realized losses that have been included in its Consolidated Statement of Operations are as follows:

	Year Ended June 30,
	2002	2003	2004
Gross proceeds	$4,828,083	$5,410,773	$89,827,194
Realized gains	498	640	—
Realized losses	(394)	(32)	(19)

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable

Accounts payable consist of the following:

	June 30,
	2003	2004
Trade payables	$4,911,020	$4,261,514
Cytyc co-promotion agreement	2,298,399	—
Other	280,281	1,162,114

	$7,489,700	$5,423,628

4. Long-term Debt

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

In June 2002, in conjunction with the termination of Abbott Laboratories’ rights with respect to the Company’s HPV and chlamydia and gonorrhea products under the Abbott Agreement as discussed in Note 7, the Company repurchased equipment it sold to Abbott. In order to satisfy this obligation, the Company issued a promissory note to Abbott for $4,033,904. The note bears interest at 7% per annum and the Company is required to make quarterly installment payments of $336,159 which commenced on July 1, 2002 and will end on April 1, 2005.

In January 2003, as part of the repurchase of certain equipment from Roche Molecular Systems, Inc. under the Roche Distribution Contract as discussed in Note 7, the Company issued a promissory note to Roche with a principal amount of $1,225,663 which was paid in its entirety on January 6, 2004. There was no stated interest rate for this note and, accordingly, the Company has imputed interest at its current borrowing rate and recorded a discount on this note payable, which was amortized to interest expense over the term of the note.

At June 30, 2004, future minimum principal payments on all long-term debt obligations are as follows:

2005	$1,459,890
2006	116,429
2007	117,614
2008	118,800
2009	120,020
Thereafter	213,077

$2,145,830

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes

Significant components of the provision for (benefit from) income taxes attributable to operations consist of the following:

	Year Ended June 30,
	2002	2003	2004
Current:
Federal	$—	$—	$—
State	—	—	397,780
Foreign	210,106	223,465	175,804

Total current	210,106	223,465	573,584
Deferred:
Federal	—	—	(12,832,429)
State	—	—	(2,066,102)
Foreign	—	—	—

Total deferred	—	—	(14,898,531)

Total provision for (benefit from) income taxes	$210,106	$223,465	$(14,324,947)

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

The components of income (loss) from operations before income taxes are as follows:

	Year Ended June 30,
	2002	2003	2004
United States	$(9,249,838)	$5,635,918	$21,545,679
Foreign	63,328	(9,735,964)	(14,328,598)

	$(9,186,510)	$(4,100,046)	$7,217,081

Items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate are as follows:

	Year Ended June 30,
	2002	2003	2004
Tax (benefit) expense at statutory rates	$(3,123,000)	$(1,394,000)	$2,472,152
Effect of:
State income tax, net	(335,000)	129,000	685,712
Foreign tax	210,106	223,465	175,804
Stock options	(1,604,000)	(708,000)	—
Foreign (income) loss	(22,000)	3,310,000	5,439,136
Other	1,503,000	(466,000)	571,176
Change in valuation allowance	3,581,000	(871,000)	(23,668,927)

Provision for (benefit from) income taxes	$210,106	$223,465	$(14,324,947)

For the year ended June 30, 2004, the change in the valuation allowance includes the partial reversal of the deferred tax valuation allowance of approximately $14.9 million discussed below, and the utilization of net operating loss carryforwards of approximately of $8.8 million.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net deferred tax assets are as follows:

	June 30,
	2003	2004
Net operating loss carryforwards	$37,013,163	$43,977,001
Research and development credits	2,746,073	2,808,099
Patent costs, net	220,933	183,231
Research and development deferral, net	269,304	204,437
Murex customer lists	550,486	486,352
Reserves	2,045,398	1,593,161
AMT credit	—	41,920
Other	2,472,941	2,247,810

Deferred tax assets	45,318,298	51,542,011
Valuation allowance	(45,318,298)	(36,643,480)

Net deferred tax assets	$—	$14,898,531

The Company recognized an income tax benefit of $14,324,947 for the year ended June 30, 2004 and an income tax expense of $223,465 for the year ended June 30, 2003. During fiscal 2004, the Company revised its estimate of the valuation allowance previously established for the Company’s deferred tax asset, resulting in an approximately $14.9 million income tax benefit. The income tax expense recorded against this benefit in fiscal 2004 related to state income taxes on the U.S. operations and income taxes on the foreign operations. The income tax expense in fiscal year 2003 primarily related to the Company’s foreign operations.

At June 30, 2004, the Company had tax net operating loss carryforwards for income tax purposes of approximately $115.9 million. Approximately $90.9 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, if realized, will directly increase additional paid-in capital.

Substantially all of the remaining valuation allowance at June 30, 2004 related to the net operating loss attributable to exercised stock options. At June 30, 2004, the Company also had research and development credit carryforwards of approximately $2.8 million. In 1990, the Company experienced a change in ownership pursuant to Section 382 of the Internal Revenue Code, which will cause the utilization of pre-change losses and credits to be limited. Subject to this limitation, the Company’s net operating loss carryforwards and tax credits expire, if unused, at various dates from 2005 through 2023.

Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, the Company did not reverse the portion of the valuation allowance for the net operating loss carryforwards and the research and development credits that are related to the exercise of stock options, and the amount of net operating loss carryforwards and research and development credits expected to expire unused.

Prior to fiscal 2004, the Company had experienced significant operating losses and operated in an industry subject to rapid technological change. Therefore, the Company believed that there was sufficient uncertainty regarding its ability to generate future taxable income and use the Company’s net operating loss and tax credit carryforwards such that a full valuation allowance for deferred tax assets was required for the year ended June 30, 2003. Substantially all of the remaining deferred tax asset valuation allowance, if released, will be reflected as a direct increase to stockholders’ equity and will not impact the consolidated statement of operations.

The Company reviews its deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on its estimates of future taxable income. Changes in the Company’s assessment of the need for a valuation allowance could give rise to adjustments to the valuation allowance and an expense in the period of change.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Stockholders’ Equity

Common Stock

On January 28, 2002, the Company issued 87,973 shares of Common Stock, valued at $2.5 million, to Abbott Laboratories in consideration for the acquisition of Abbott’s exclusive marketing and distribution rights for the Company’s chlamydia and gonorrhea products that were initially provided for in the Abbott Agreement. The Company accounted for the issuance of these shares as a non-cash charge to operations in its Consolidated Statement of Operations for the year ended June 30, 2002.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	2002	2003	2004
Numerator:
Net income (loss)	$(9,396,616)	$(4,323,511)	$21,542,028
Denominator:
Weighted average shares outstanding - basic	17,360,725	18,135,689	19,144,021
Dilutive securities - stock options	—	—	1,662,057

Weighted average shares outstanding - diluted	17,360,725	18,135,689	20,806,078
Basic net income (loss) per share	$(0.54)	$(0.24)	$1.13
Diluted net income (loss) per share	$(0.54)	$(0.24)	$1.04

For the period ended June 30, 2004, outstanding stock options to purchase approximately 129,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period. None of the stock options outstanding for the periods ended June 30, 2002 and 2003, were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

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

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 1999, the Company adopted the Digene 1999 Incentive Plan (the “1999 Plan”). Pursuant to the 1999 Plan, employees of the Company and its subsidiaries may receive options to purchase Common Stock and other Common Stock awards. The 1999 Plan is administered by the Compensation Committee. A maximum of 4,900,000 shares have been authorized to cover grants and awards under the 1999 Plan.

As of June 30, 2004, 1,935,430 shares were available for grant or award under the Omnibus Plan, the Directors’ Plan, the 1997 Stock Option Plan and the 1999 Plan. Of these, 1,580,930 shares are available for grant or award to officers and employees under the Omnibus Plan and the 1999 Plan.

The terms of all stock options granted may not exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair market value of common stock at the time of the grant.

Common Stock options activity is as follows:

	Year Ended June 30,
	2002		2003		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,129,275	$16.32	3,265,862	$20.62	4,051,013	$17.95
Options granted	770,500	31.39	1,096,000	8.88	888,200	31.91
Options exercised	(541,281)	9.70	(209,623)	9.93	(1,558,710)	13.41
Options canceled or expired	(92,632)	29.03	(101,226)	22.64	(146,485)	23.12

Outstanding at end of year	3,265,862	20.62	4,051,013	17.95	3,234,018	23.74

Options exercisable at year-end	1,647,089	13.16	2,119,687	16.90	1,322,233	25.00

The following table summarizes information about fixed-price stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.00-$10.00	809,898	7.4	$7.33	251,065	$8.08
$10.01-$20.00	403,232	6.8	14.54	221,042	13.32
$20.01-$30.00	606,000	8.5	27.01	59,067	27.94
$30.01-$40.00	1,362,888	8.9	33.88	785,059	33.32
$40.01-$47.63	52,000	7.6	46.98	6,000	44.25

	3,234,018			1,322,233

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair values of the options granted during the years ended June 30, 2002, 2003 and 2004 were $22.36, $6.50 and $15.94 respectively.

The Company issued 25,000 stock options to a non-employee during the year ended June 30, 2003. These stock options have a vesting period of 30 months. The fair value of these stock options has been recorded as deferred compensation and is being amortized over the performance period. Under variable plan accounting, the value of the unvested stock options will be re-measured and recognized in operations at each reporting date until fully vested.

7. Commitments and Contingencies

Lease Commitments

The Company leases a facility in Gaithersburg, Maryland, comprising a total of approximately 111,000 square feet for its corporate headquarters and manufacturing operations. The lease for the Gaithersburg facility has a ten-year term and the Company has two consecutive rights to extend the term of the lease for five years each. The Company also leases office and sales operations facilities in the United Kingdom, Germany, Switzerland, France, Brazil, Italy and Spain, which leases run in length from one year to five years. The Company also utilizes dedicated space in a third-party warehouse facility in Germany to support its European operations. Future minimum rental commitments under these and other operating lease agreements, including the agreements mentioned above, are as follows as of June 30, 2004:

2005	$3,407,982
2006	3,329,208
2007	3,185,531
2008	3,053,713
2009	3,078,651
Thereafter	1,761,487

$17,816,572

Rent expense under these leases was $2,926,098, $3,174,602, and $3,448,493 for the years ended June 30, 2002, 2003 and 2004, respectively.

The Company’s access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties on future net sales on certain products. For the years ended June 30, 2002, 2003 and 2004, total royalties amounted to $2,093,434, $2,813,556, and $1,704,837, respectively.

Repurchase of Equipment under prior Marketing and Distribution Agreements

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

On January 28, 2002, in accordance with an amendment to the Abbott Agreement, the Company terminated Abbott’s exclusive rights to market, sell and distribute the Company’s chlamydia and gonorrhea products

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

worldwide, subject to a non-exclusive wind-down period for Abbott’s activities with respect to such products in Europe, Africa and the Middle East that ended April 30, 2002. In connection with this amendment, the Company issued 87,873 shares of Common Stock to Abbott in a private placement transaction representing an agreed upon termination fee paid to Abbott of $2.5 million. At the expiration of the non-exclusive wind-down period the Company repurchased Digene equipment placed with customers by Abbott. Such repurchase was completed in June 2002.

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

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The parties consummated the HPV equipment repurchase on January 6, 2003, subject to reconciliation. In January 2003 Digene and its affiliates paid Roche an aggregate of approximately $2.6 million for the HPV equipment in inventory and in use at customers’ laboratories in Europe. A portion of the purchase price was paid by the issuance of a note payable due to Roche, which was paid in one installment in January 2004, and the remainder of the purchase price was paid in cash. A final settlement for the repurchased assets was completed with Roche in June 2003.

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

On June 30, 2002, Digene delivered to Cytyc a formal notice of Digene’s termination of the Merger Agreement following receipt of a notice from the FTC informing Digene and Cytyc that, if the parties sought to close the transactions contemplated by the Merger Agreement, the FTC would seek an injunction to block the closing. Under the terms of the Merger Agreement, each of Cytyc or Digene had the right to terminate the Merger Agreement. For the year ended June 30, 2002, the Company incurred incremental costs of approximately $3.0 million for merger related expenditures such as legal services, accounting fees and consultancy. These costs were charged to operations as incurred.

In January 2001, the Company entered into an exclusive co-promotion agreement with Cytyc for the promotion of the Company’s hc2 High-Risk HPV DNA Test for use with Cytyc’s ThinPrep® Pap Test in the United States and Puerto Rico. The companies jointly promoted the benefits of testing for HPV with the Digene hc2 High-Risk HPV DNA Test directly from Cytyc’s ThinPrep Pap Test sample collection vial. Subject to FDA approval, the companies intended to co-promote the combined products as the most effective primary screening method for cervical cancer. The original term of the agreement expired June 30, 2002 and was allowed to automatically renew until June 30, 2003. This agreement was not renewed at June 30, 2003. In accordance with the co-promotion agreement, Digene paid Cytyc for its co-promotion activities based on a product sales-derived formula. For the years ended June 30, 2002 and 2003, the Company recorded expenses of approximately $1.8 million and $2.3 million, respectively, related to payments due to Cytyc for these co-promotion activities. For the year ended June 30, 2004, there were no expenses incurred.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2002, the Company filed an action for declaratory judgment against Enzo Biochem, Inc. after receiving notification that the Company had allegedly infringed one of Enzo’s patents. Enzo Diagnostics, Inc. subsequently filed a complaint for patent infringement against the Company. The two cases have now been consolidated. The Court had established June 14, 2004 as a trial date in this matter. On June 10, 2004, the Court issued orders on various pretrial motions filed by the parties, including an order on a “Markman” hearing on patent claim construction for U.S. Patent No. 6,221,581. Although the Court did not adopt Digene’s position on certain matters of claim construction, Digene continues to believe that it does not infringe any valid and enforceable claim of the U.S. Patent No. 6,221,581, and continues to vigorously defend against Enzo’s claim of patent infringement. On June 14, 2004, at the request of the parties, the trial was continued. An adverse outcome to such proceeding, however, could subject the Company to significant liabilities or require the Company to obtain royalty-bearing licenses, cease sales of related products or revise the applications or products which employ the technology. Digene cannot provide assurances that any such licenses would be made available to it on commercially reasonable terms, if at all, or that any such applications or products revisions could be made or be feasible.

In July 2001, Institut Pasteur notified the Company that Institut Pasteur was granted a new U.S. patent concerning the Hepatitis B virus genome and requested information from Digene regarding products that may use the technology described in such new patent. The Company and Institut Pasteur exchanged information regarding this request during the remainder of 2001 and early 2002. In July 2004, Institut Pasteur contacted the Company to renew license discussions with respect to such patent. To date, the parties have not resolved the matter. Because the Company is planning an eventual discontinuation of its Hepatitis B testing products, management currently believes the Company can resolve this matter without a material adverse effect on its results of operations or financial condition.

Through a license with Georgetown University, the Company obtained exclusive, worldwide rights to a United States patent application (subsequently issued) and corresponding foreign patents and patent applications relating to HPV type 52 and to a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. Unless terminated earlier, the Georgetown license will terminate upon the last to expire of the licensed patent rights. The Company is obligated to make royalty payments to Georgetown University based on the percentage of net sales (as defined in the license agreement) of products incorporating the licensed technologies. The Company continues to accrue and pay its royalty obligations under this license. The Company is currently involved in negotiations with Georgetown University related to a disagreement over the calculation of such royalties. To date, such discussions have not resolved the matter. Management currently believes that the Company can resolve this matter without a material adverse effect on its results of operations or financial condition.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Warranties

The Company reserves 2% of product sales for future standard warranty costs. The reserve is amortized ratably over the one-year standard warranty. In fiscal 2003 the Company began to offer its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the life of the extended warranty. Changes in the Company’s standard and deferred extended warranty reserves are as follows:

	For the Year Ended June 30,
	2003	2004
Beginning deferred revenue	$490,432	$691,450
Warranties issued during the period	1,312,281	1,893,154
Changes in liability for pre-existing warranties during the period, including expirations	(1,111,263)	(1,560,539)

Ending deferred revenue	$691,450	$1,024,065

9. Sale of a Product Line

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

10. Retirement Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”), which covers all employees who have completed 90 days of service. The Plan stipulates that employees may elect an amount up to 100% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. It is recommended that elective deferral contributions not exceed between 80% and 90% of eligible pay to allow for withholding of Social Security, Federal and state taxes. This maximum deferral percentage will also allow for employer contributions, if any. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in such discretionary employer contributions over five years. No contributions were made by the Company during the years ended June 30, 2002 or 2003. As of June 30, 2004, the Company recorded an accrual of approximately $50,000, for contributions to be made in the next fiscal year.

11. Significant Customers and Geographic Information

For the year ended June 30, 2002, two customers comprised 14% and 12% of total revenues, respectively. For the year ended June 30, 2003, two customers generated 18% and 10% of total revenue, respectively. For the year ended June 30, 2004, two customers generated 17% and 10% of total revenue, respectively. As of June 30, 2003 and 2004, the Company recorded receivable balances of $2,175,000 and $4,186,000, respectively, from these customers.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company operates one business segment that develops, manufactures and markets proprietary gene-based tests for the detection, screening and monitoring of human diseases. Worldwide operations are summarized by geographic region in the following table:

	2002		2003		2004
	Assets	Revenues	Assets	Revenues	Assets	Revenues
North America	$61,961,002	$30,591,741	$50,845,853	$46,279,902	$92,526,699	$67,169,751
Europe	4,381,207	13,137,284	11,310,693	11,174,822	9,789,249	15,841,533
Latin America	899,120	2,878,867	1,170,898	2,703,297	928,048	3,292,641
Pacific Rim	—	2,239,885	47,706	2,943,875	26,252	3,856,643

	$67,241,329	$48,847,777	$63,375,150	$63,101,896	$103,270,248	$90,160,568

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for the fiscal quarters (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Revenues	$19,618	$21,114	$23,565	$25,863
Net income	$655	$948	$2,490	$17,448
Basic net income per share	$0.04	$0.05	$0.13	$0.88
Diluted net income per share	$0.03	$0.05	$0.12	$0.83
2003
Revenues	$12,616	$14,450	$16,982	$19,054
Net income (loss)	$(2,624)	$(1,340)	$(619)	$260
Basic net income (loss) per share	$(0.14)	$(0.07)	$(0.03)	$0.01
Diluted net income (loss) per share	$(0.14)	$(0.07)	$(0.03)	$0.01

The sum of basic and diluted net income (loss) per share for the four quarters in each of fiscal 2004 and 2003 may not equal basic and diluted net income (loss) per share for the year due to the changes in the number of weighted-average shares outstanding during the year.

The increase in net income from approximately $2,490,000 in the third quarter to approximately $17,488,000 in the fourth quarter in fiscal 2004 primarily relates to the partial reversal of the deferred tax valuation allowance approximating $14.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures has occurred within the last two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2004, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

     There were no changes that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     All information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of our 2004 fiscal year has been reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

•	Directors. The information with respect to directors required by this item is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on October 27, 2004, which shall be filed with the Securities and Exchange Commission within 120 days after the end of Digene’s fiscal year (the “2004 Proxy Statement”).

•	Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Form 10-K.

•	Code of Ethics. The information with respect to our Code of Ethics for CEO and Senior Financial Executives and our Code of Business Conduct for all employees required by this item is incorporated herein by reference to the 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated herein by reference to the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No information is required under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	•	Consolidated Financial Statements of Digene Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2004 and 2003

Consolidated Statements of Operations for the fiscal years ended June 30, 2002, 2003 and 2004

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

	•	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	•	Exhibits:

3.1		Amended and Restated Certificate of Incorporation of Digene (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

3.2		Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.1		License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University (Incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.2		Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur (Incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.3		License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.4		License Agreement dated September 1, 1995 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.5		License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.6	+	License Agreement dated April 5, 2000 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.7		Amended and Restated Reseller Agreement dated December 10, 2003, between Digene Corporation and Applera Corporation, acting through its Applied Biosystems Group (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.8	++	Original Equipment Manufacturer Supply Agreement dated January 23, 2001 between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.9		Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.10		Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers (Incorporated by reference to Exhibit 10.37 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.11		Lease dated as of March 2, 1998 by and between Digene and ARE - Metropolitan Grove I, LLC (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.12	!	Amended and Restated 1996 Omnibus Plan (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.13		Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.14	!	Amended and Restated Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.30 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.15	!	Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16	!	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.17	!	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.18	!	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.19	!	Form of Employment between each of Digene and each of the officers listed on Exhibit 10.19(a) (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.19(a)	!	Schedule of officers of Digene entering into Employment Agreement (Incorporated by reference to Exhibit 10.3(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.20	!	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.4 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.21	!	Form of Change in Employment Agreement between Digene and each of the officers listed on Exhibit 10.21(a) (Incorporated by reference to Exhibit 10.5 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.21(a)	!	Schedule of officers of Digene entering into Change in Control Employment (Incorporated by reference to Exhibit 10.5(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financal Officer.

32	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGENE CORPORATION

September 13, 2004	By:	/s/ Evan Jones

Chairman and Chief Executive Officer

     We, the undersigned directors and officers of Digene Corporation, do hereby constitute and appoint each of Evan Jones and Charles M. Fleischman, each with full power of substitution, our true and lawful attorney-in-fact and agent to do any and all acts and things in our names and in our behalf in our capacities stated below, which acts and things either of them may deem necessary or advisable to enable Digene Corporation to comply with the Securities Exchange Act of 1934, as amended, any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for any or all of us in our names, in the capacities stated below, any amendment to this Form 10-K; and we do hereby ratify and confirm all that they shall do or cause to be done by virtue hereof).

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Evan Jones Evan Jones	Chairman and Chief Executive Officer (principal executive officer)	September 13, 2004

/s/Charles M. Fleischman Charles M. Fleischman	President, Chief Operating Officer, Chief Financial Officer and Director (principal financial officer)	September 13, 2004

/s/Joseph P. Slattery Joseph P. Slattery	Senior Vice President, Finance and Information Systems (principal accounting officer)	September 13, 2004

/s/John H. Landon John H. Landon	Director	September 13, 2004

/s/Joseph M. Migliara Joseph M. Migliara	Director	September 13, 2004

/s/Cynthia L. Sullivan Cynthia L. Sullivan	Director	September 13, 2004

/s/Kenneth Weisshaar Kenneth Weisshaar	Director	September 13, 2004

/s/John J. Whitehead John J. Whitehead	Director	September 13, 2004

Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at
	Beginning of				Balance at
Classification	Period	Additions	Deductions		End of Period
Allowance for doubtful accounts:
Year ended June 30, 2002	281	482	(79)		684
Year ended June 30, 2003	684	144	(396	)(1)	432
Year ended June 30, 2004	432	199	(31)		600
Reserve for inventory:
Year ended June 30, 2002	2,165	384	(1,341)		1,208
Year ended June 30, 2003	1,208	5,346	(4,137)		2,417
Year ended June 30, 2004	2,417	1,422	(1,556)		2,283

(1)	“Deductions” represent accounts written off during the period less recoveries of accounts previously written off.

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Digene (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

3.2		Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.1		License Agreement dated December 1, 1983 between Bethesda Research Laboratories, a division of Life Technologies, Inc. and Georgetown University (Incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.2		Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur (Incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.3		License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.4		License Agreement dated September 1, 1995 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.5		License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.6	+	License Agreement dated April 5, 2000 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.7		Amended and Restated Reseller Agreement dated December 10, 2003, between Digene Corporation and Applera Corporation, acting through its Applied Biosystems Group (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.8	++	Original Equipment Manufacturer Supply Agreement dated January 23, 2001 between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.9		Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

Exhibit No.		Description
10.10		Stock Purchase Agreement dated as of June 30, 1998 by and among Digene and Stichting Researchfonds Pathologie, Ewald C.R.M. Keijser, Christophorus J.L.M. Meijer and Jan M. M. Walboomers (Incorporated by reference to Exhibit 10.37 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.11		Lease dated as of March 2, 1998 by and between Digene and ARE - Metropolitan Grove I, LLC (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.12	!	Amended and Restated 1996 Omnibus Plan (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.13		Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.14	!	Amended and Restated Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.30 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.15	!	Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16	!	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.17	!	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.18	!	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.19	!	Form of Employment between each of Digene and each of the officers listed on Exhibit 10.19(a) (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.19(a)	!	Schedule of officers of Digene entering into Employment Agreement (Incorporated by reference to Exhibit 10.3(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.20	!	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.4 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.21	!	Form of Change in Employment Agreement between Digene and each of the officers listed on Exhibit 10.21(a) (Incorporated by reference to Exhibit 10.5 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit No.		Description
10.21(a)	!	Schedule of officers of Digene entering into Change in Control Employment (Incorporated by reference to Exhibit 10.5(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.