Form 10-Q
period 2004-09-30
DIGENE CORP
filed 2004-11-08
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 2, 2004

(Common Stock, par value $.01 per share)	19,943,923

DIGENE CORPORATION

INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets- September 30, 2004 and June 30, 2004	3
Consolidated Statements of Operations- Three months ended September 30, 2004 and 2003	4
Consolidated Statements of Cash Flows- Three months ended September 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18

Part II. Other Information:

Item 1. Legal Proceedings	19
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 6. Exhibits and Reports on Form 8-K	22

Signatures
Exhibit Index

PART I. Consolidated Financial Information

Item 1. Consolidated Financial Statements

DIGENE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,446,618	$4,079,519
Short-term investments	44,906,258	44,653,599
Accounts receivable, less allowance of approximately $648,000 and $600,000 at September 30, 2004 and June 30, 2004, respectively	18,769,825	17,545,133
Inventories	8,084,913	8,109,987
Prepaid expenses and other current assets	2,162,807	2,392,048
Deferred tax asset, current	2,628,394	1,047,766

Total current assets	80,998,815	77,828,052
Property and equipment, net	9,676,337	9,561,794
Intangible assets, net	900,515	900,515
Deposits and other assets	1,290,072	1,249,971
Deferred tax asset, net	16,071,099	13,729,916

Total assets	$108,936,838	$103,270,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,405,132	$5,423,628
Accrued expenses	17,802,420	3,771,141
Accrued payroll	4,957,616	5,387,129
Current portion of long-term debt	115,547	1,459,890

Total current liabilities	27,280,715	16,041,788
Deferred rent	485,355	479,078
Long-term debt, less current portion	656,938	685,940
Minority interest	175,263	—
Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,894,909 and 19,883,918 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	198,949	198,839
Additional paid-in capital	139,526,259	139,637,245
Deferred stock compensation	(56,281)	(164,031)
Accumulated other comprehensive income	1,030,218	537,688
Accumulated deficit	(60,360,578)	(54,146,299)

Total stockholders’ equity	80,338,567	86,063,442

Total liabilities and stockholders’ equity	$108,936,838	$103,270,248

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2004	2003
	(Unaudited)
Revenues:
Product sales	$25,746,937	$19,492,042
Other	464,168	125,789

Total revenues	26,211,105	19,617,831
Costs and expenses:
Cost of product sales	4,524,561	3,385,930
Royalty and technology	1,407,532	518,775
Research and development	2,673,496	2,854,586
Selling and marketing	9,296,044	7,893,733
General and administrative	4,561,163	4,168,712
Patent litigation settlement	14,000,000	—

Income (loss) from operations	(10,251,691)	796,095
Other income (expense):
Interest income	188,737	89,823
Interest expense	(21,613)	(60,521)
Other income (expense)	(37,837)	(17,812)

Income (loss) before minority interest and income taxes	(10,122,404)	807,585
Minority interest	(175,263)	—

Income (loss) before income taxes	(10,297,667)	807,585
Provision for (benefit from) income taxes	(4,024,293)	152,183

Net income (loss)	$(6,273,374)	$655,402

Basic net income (loss) per share	$(0.32)	$0.04

Diluted net income (loss) per share	$(0.32)	$0.03

Weighted average shares outstanding
Basic	19,887,914	18,448,249

Diluted	19,887,914	20,262,654

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2004	2003
	(Unaudited)
Operating activities
Net income (loss)	$(6,273,374)	$655,402
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,104,007	858,570
Loss on disposal of fixed assets	76,697	—
Compensation expense related to stock options	(149,500)	225,067
Deferred tax benefit	(3,699,109)	—
Minority interest	175,263	—
Changes in operating assets and liabilities:
Accounts receivable	(1,224,692)	(1,938,499)
Inventories	25,074	(151,846)
Prepaid expenses and other current assets	229,241	239,801
Deposits and other assets	(40,101)	(13,940)
Accounts payable	(1,018,496)	(1,292,643)
Accrued expenses	31,279	(46,810)
Accrued patent litigation settlement	14,000,000	—
Accrued payroll	(429,513)	(84,764)
Deferred rent	6,277	15,808

Net cash provided by (used in) operating activities	2,813,053	(1,533,854)
Investing activities
Purchases of short-term investments	(6,400,933)	(8,429,743)
Sales and maturities of short-term investments	6,191,025	13,229,433
Capital expenditures	(1,295,247)	(734,746)

Net cash provided by (used in) investing activities	(1,505,155)	4,064,944
Financing activities
Exercise of common stock options	146,374	6,053,767
Principal payments of long-term debt	(1,373,345)	(348,601)

Net cash provided by (used in) financing activities	(1,226,971)	5,705,166
Effect of currency translations	286,172	66,011
Net increase in cash and cash equivalents	80,927	8,302,267
Cash and cash equivalents at beginning of period	4,079,519	7,883,129

Cash and cash equivalents at end of period	$4,446,618	$16,185,396

See accompanying notes.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three-month periods ended September 30, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature, except for the patent litigation settlement accrual (see Note 7). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain prior year amounts have been reclassified to conform to current year presentation.

2. Other Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or market. Inventories consist of the following:

	September 30,	June 30,
	2004	2004
	(unaudited)
Finished goods	$5,154,727	$5,516,411
Work in process	3,536,360	3,668,683
Raw materials	1,388,388	1,207,415

	10,079,475	10,392,509
Reserve	(1,994,562)	(2,282,522)

	$8,084,913	$8,109,987

Debt

On September 29, 2004, the Company paid the remaining principal and interest of $1,026,028 to satisfy its obligation under its note to Abbott Laboratories.

3. Income Taxes

During the fourth quarter of fiscal 2004 we revised our estimate of the valuation allowance previously established for our deferred tax asset. The realization of the total deferred tax asset is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, we did not reverse the portion of the valuation allowance for the net operating loss carryforwards that are related to the exercise of stock options, and the amount of net operating loss carryforwards and research and development credits expected to expire unused. The benefit from income taxes recorded in the three months ended September 30, 2004 is based on our estimated annual effective tax rate. Items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes and foreign losses not benefited and certain nondeductible expenses.

4. Stockholders’ Equity

Common Stock and Per Share Calculation

For the three-month periods ended September 30, 2004 and 2003, in conjunction with stock option exercises, the Company issued 10,991 and 386,204 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $146,000 and $6,054,000 for the three-month periods ended September 30, 2004 and 2003, respectively.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	September 30,
	2004	2003
Numerator:
Net income (loss)	$(6,273,374)	$655,402
Denominator:
Weighted average shares outstanding — basic	19,887,914	18,448,249
Dilutive securities — stock options	—	1,814,405

Weighted average shares outstanding — diluted	19,887,914	20,262,654
Basic net income (loss) per share	$(0.32)	$0.04
Diluted net income (loss) per share	$(0.32)	$0.03

For the three-month period ended September 30, 2003, outstanding stock options to purchase approximately 120,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period. None of the stock options outstanding in the three-month period ended September 30, 2004 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”. For the three-months ended September 30, 2004 and 2003, compensation (income) expense of $(149,500) and $225,067 was recognized for the change in fair value of the equity award to non-employees.

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation is as follows:

	Three Months Ended September 30,
	2004	2003
Net income (loss), as reported	$(6,273,374)	$655,402
Add: Stock-based non-employee compensation (income) expense included in reported net income (loss), net of taxes	(78,532)	225,067
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants, net of taxes	(2,068,589)	(3,626,533)

Pro forma net loss	$(8,420,495)	$(2,746,064)
Net income (loss) per share:
Basic — as reported	$(0.32)	$0.04
Basic — pro forma	$(0.42)	$(0.15)
Diluted — as reported	$(0.32)	$0.03
Diluted — pro forma	$(0.42)	$(0.15)

These pro forma amounts stated above are not likely to be representative of the effect on reporting net (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future years.

Comprehensive Income

Comprehensive income for the three-months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,
	2004	2003
Net income (loss), as reported	$(6,273,374)	$655,402
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income tax expense of $10,372	32,379	—
Foreign currency translation gain	460,151	422,426

Comprehensive income (loss)	$(5,780,844)	$1,077,828

5. Royalty and Technology

The Company has in-licensed patents to a number of cancer-causing human papillomavirus types, biological materials and other intellectual property on which it pays royalties, patent maintenance and other technology access costs.

During the quarter ending September 30, 2004, the Company accrued additional royalty and technology expense of $750,000 relating to terms agreed to on October 14, 2004 with Institut Pasteur with respect to a non-exclusive license to Institut Pasteur’s patent concerning the Hepatitis B virus genome. See Note 7 “Contingencies.”

6. Warranties

The Company reserves 2% of product sales for future standard warranty costs. The reserve is amortized ratably over the one-year standard warranty. In fiscal 2003 the Company began to offer its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the life of the extended warranty. Changes in the Company’s standard and deferred extended warranty revenue during the period are as follows:

	Three Months Ended September 30,
	2004	2003
Balance, beginning of period	$1,076,652	$691,450
Warranties issued during the period	173,297	76,684
Settlements made during the period	—	—
Changes in liability for pre-existing warranties during the period, including expirations	(89,524)	(10,992)

Balance, end of period	$1,160,425	$757,142

7. Contingencies

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

On October 13, 2004, the Company executed a Settlement and License Agreement with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc. (formerly known as Enzo Diagnostics, Inc.) (collectively, “Enzo”), to settle patent litigation claims then pending in the United States District Court for the District of Delaware.

Under the Settlement and License Agreement (the “Agreement”), Digene received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. Digene made an initial payment to Enzo of $16.0 million, of which $2.0 million can be used to offset future royalty payments under the terms of the Agreement, resulting in $14.0 million in patent litigation settlement expense, which is included in accrued expenses at September 30, 2004. Digene will also pay Enzo royalties on future net sales of products covered by the license grant, which royalties will be at least $2.5 million for the first annual period, beginning October 1, 2004 and ending September 30, 2005, and at least $3.5 million for each of the next four annual periods under the Agreement. Digene is obligated to make such guaranteed minimum payments in such first five annual periods. Digene’s obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Agreement.

In July 2001, Institut Pasteur notified the Company that Institut Pasteur was granted a new U.S. patent concerning the Hepatitis B virus genome and requested information from Digene regarding products that may use the technology described in such new patent. The Company and Institut Pasteur exchanged information regarding this request during the remainder of 2001 and early 2002. In July 2004, Institut Pasteur contacted the Company to renew license discussions with respect to such patent. On October 14, 2004, the Company and Institut Pasteur agreed to the principal terms of a non-exclusive license under such patent, which include a payment of $750,000 and a royalty on future sales of licensed products. As of September 30, 2004, the $750,000 was accrued and included in royalty and technology fees in the statement of operations. The Company and Institut Pasteur are currently negotiating a license agreement to reflect such principal terms.

Through a license agreement with Georgetown University, the Company obtained exclusive, worldwide rights to United States Patent No. 5,643,715 and corresponding foreign patents and patent applications relating to human papillomavirus (HPV) type 52, and to United States Patent No. 5,057,411 and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. Unless terminated earlier, the license agreement will terminate upon the last to expire of the licensed patent rights. The Company is obligated to make royalty payments to Georgetown University based on the percentage of net sales (as defined in the license agreement) of products incorporating the licensed patent rights. The Company continues to accrue and pay royalties to Georgetown University under the license agreement. The Company has been involved in discussions with Georgetown University related to a disagreement between the parties over the calculation of such royalties. To date, such discussions have not resolved the matter. On October 26, 2004, the Company received a copy of a complaint filed by Georgetown University in the United States District Court for the District of Columbia, but not yet served, containing allegations related to the royalties dispute and the Company’s use of the licensed patent rights under the license agreement. The Company is currently evaluating the complaint. The Company believes that Georgetown University’s interpretation of the license agreement provisions related to the calculation of royalties is not correct, and that the royalties, when properly calculated under the provisions of the license agreement, are far less than the amounts demanded by Georgetown University. The Company believes it has strong defenses against each of the allegations made in the complaint and intends to vigorously defend against such action if a resolution of this matter cannot be reached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2004. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from more government entities, managed care organizations, and private insurance plans; risk that other companies may develop and market HPV tests competitive with our own; uncertainty regarding patents and proprietary rights in connection with our products and products in development; our ability to scale up our manufacturing to the extent demand for our products increases; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products in development; uncertainty of future profitability and cash generation from operations; our ability, if necessary, to obtain requisite additional financing to fund our operations beyond calendar year 2005; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

Our revenues to a significant extent have been derived from the sales of our diagnostic tests for the presence of human papillomavirus (HPV), which, for fiscal 2004, accounted for 83% of total revenues and, for the three months ended September 30, 2004, accounted for 86% of total revenues. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, both in the United States and internationally, will continue to drive the growth in revenues from our HPV test products in the future.

In fiscal 2004, our gross margin (81% for the full fiscal year) improved over fiscal 2003 gross margin of 79%. In fiscal 2005, we believe that we will be able to sustain gross margin consistent with fiscal 2004. We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology fees, as a percentage of product sales for the period.

We have in-licensed patents to a number of cancer-causing human papillomavirus types, biological materials and other intellectual property on which we pay royalties, patent maintenance and other technology access costs. Our total royalty and technology fees are expected to be approximately 5-6% of product sales in fiscal 2005.

We believe that we need to emphasize the investments we make in our sales and marketing activities, which is essential to allow us to capitalize more fully on the potential of our HPV test products. During fiscal 2004 one significant area of investment was in our European infrastructure and distribution operations, and we expect to continue such investment for the remainder of fiscal 2005. We are also expanding our sales organization in the United States and increasing our investment in physician detailing and direct-to-consumer promotion activities. We expect to increase modestly the size of our investment in research and development for the next several quarters and emphasize our research and development expenditures in the development of our next-generation Hybrid Capture platforms and other research and development programs related to HPV testing.

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

We expect our general and administrative expenses will increase to provide adequate infrastructure to support greater sales and marketing activities and more focused research and development activities and to support the overall growth of our business.

On October 13, 2004 we executed a Settlement and License Agreement to settle the then pending patent litigation with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc. (formerly known as Enzo Diagnostics, Inc. (collectively, “Enzo”). As a result, we have recorded a pre-tax charge of $14 million in patent litigation settlement expense in the quarter ended September 30, 2004. Additionally, we will pay Enzo royalties on future net sales of products covered by the license grant. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.

Although we anticipate increasing our expenditures as described above, we expect to generate operating profit for the remainder of fiscal 2005, although we do not expect that it will exceed the first quarter operating loss. There can be no assurance that we will meet this goal.

Results of Operations

	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003	% change
	($ in thousands)
Product sales	$25,747	$19,462	32%
HPV test product revenue	22,449	16,483	36%
Cost of product sales	4,525	3,386	34%
Gross margin (1)	83%	83%
Royalty and technology expense	$1,408	$519	171%

(1) We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology fees, as a percentage of product sales for the period.

Product sales increased 32% to approximately $25,747,000 for the three-month period ended September 30, 2004 from approximately $19,462,000 for the corresponding period in fiscal 2004. The increase was due primarily to a 36% growth in sales of our HPV test products over such sales in the corresponding period in fiscal 2004. The majority of the growth in our HPV test product revenue was in the United States, which increased 38% to approximately $18,083,000, and in Europe, which increased 36% to approximately $3,323,000.

Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased 269% to approximately $464,000 for the three-month period ended September 30, 2004 from approximately $126,000 for the corresponding period in fiscal 2004. The increase was due primarily to research and development contract revenue of approximately $183,000 in the current period.

Cost of product sales increased by 34% to approximately $4,525,000 for the three-month period ended September 30, 2004 from approximately $3,386,000 for the corresponding period in 2004 primarily due to increased product sales volume. Gross margin percentage on product sales remained at 83% for the three-month period ended September 30, 2004 from 83% for the corresponding period in fiscal 2004.

Royalty and technology expense increased 171% to approximately $1,408,000 for the three-month period ended September 30, 2004 from approximately $519,000 for the corresponding period in 2004 primarily due to a charge of $750,000 accrued during the quarter ended September 30, 2004 relating to terms agreed to on October 14, 2004 with Institut Pasteur with respect to a non-exclusive license to Institut Pasteur’s patent concerning the Hepatitis B virus genome.

Research and development expenses decreased 6% to approximately $2,673,000 for the three-month period ended September 30, 2004 from approximately $2,855,000 for the corresponding period in fiscal 2004. The decrease was primarily attributed to an 81% decrease in professional services expenses to approximately $142,000, largely due to the conclusion of expenditures for the preparation for compliance with the European Union In Vitro Diagnostic Directive (or “IVDD”) regulations, which was successfully accomplished for our HPV, chlamydia and gonorrhea test kits in the second quarter of fiscal 2004, and for which we spent heavily in the first quarter of fiscal 2004. This decrease was partially offset by an increase in personnel related costs, which increased by 32% to approximately $1,566,000 compared to the corresponding period in fiscal 2004. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

During the three-month period ended September 30, 2004, our research and development activities focused on our platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focused our research and development activities in four areas: (1) core research efforts for next-generation technologies; (2) new product development activities; (3) completion of activities necessary to support regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad; and (4) modification and improvements of the design or capabilities of our existing product and equipment offerings.

Our core research efforts for next-generation technologies include research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology. We continued our collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid batch HPV test for developing countries and are about to complete the first year of that program. Digene and PATH will jointly fund the efforts subject to certain maximum funding obligations and Digene will perform the product development and commercialization activities.

With respect to our new product development activities and product modification activities, we are currently focused on the discovery of innovative methods to improve specimen processing procedures and throughput. This includes procedures for the improved processing of specimens collected into ThinPrep® Pap Test TM PreservCyt® Solution (Cytyc Corporation) and upgrades of our equipment offerings for high throughput HPV, chlamydia and gonorrhea testing. We have initiated the development of a clinical sample preparation workstation, which will provide automated capabilities to preparing clinical specimens for Hybrid Capture testing. In addition, we continue our research and development efforts to develop assays that will allow for the identification of HPV genotypes. We are also working to expand HPV testing capabilities to allow testing from additional liquid cytology media, including our proprietary Universal Collection Medium (“UCMTM”), and the SurePathTM (TriPath Imaging) medium. With respect to the SurePath medium, we submitted a “PMAS-Changes Being Effected” to the U.S. Food and Drug Administration (“FDA”) in August 2004, simultaneously with the submission by TriPath Imaging of a pre-market approval (“PMA”) supplement to FDA supporting this indication for our HC2 High-Risk HPV DNA Test.

With respect to our regulatory submissions, we continue to work with the FDA regarding the 510(k) pre-market notifications submitted to FDA in fiscal 2004 for our Chlamydia trachomatis (“CT”) and Neisseria gonorrhoeae (“GC”) test products, which support CT and GC testing of cervical specimens collected into Cytyc Corporation’s ThinPrep PreservCyt Solution. To date, we have agreed to the content and extent of supplemental clinical information that will be generated over the next several months and be submitted to the FDA to facilitate completion of its review of these 510(k) applications. We are also actively working toward incorporating a CE Mark on our Rapid Capture SystemTM and associated instrumentation. Our Rapid Capture System is an automated pipetting and microplate handling platform developed to accommodate for high volume diagnostic testing using our Hybrid Capture technology.

Selling and marketing expenses increased 18% to approximately $9,296,000 for the three-month period ended September 30, 2004 from approximately $7,894,000 for the corresponding period in fiscal 2004. The increase was due to personnel costs, which increased 37% to approximately $3,772,000 and agency fees, which increased 17% to approximately $1,255,000. These increases were partially offset be a decrease in professional fees, which decreased 23% to approximately $566,000, and marketing programs, which decreased 5% to approximately $1,527,000. The decrease in professional fees is largely due to a reduction in non-cash stock compensation expense, from expenses of $225,067 to income of $149,500, related to a consultant.

General and administrative expenses increased 9% to approximately $4,561,000 for the three-month period ended September 30, 2004 from approximately $4,169,000 for the corresponding period in fiscal 2004. The increase was primarily attributed to a 12% increase in personnel costs, which increased to approximately $2,015,000. This increase was partially offset by a 7% decrease in professional services to approximately $1,454,000, largely related to a decrease in legal fees.

Patent litigation settlement charges of $14,000,000 relate to the October 2004 settlement with Enzo. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.

Interest income increased to approximately $189,000 for the three-month period ending September 30, 2004 from approximately $90,000 for the corresponding period in 2003. The increase was due to an increase in the market yield and an increase in the average balance of cash, cash equivalents and short-term investments, for the quarter ended September 30, 2004 compared to the corresponding period in fiscal 2004.

Other income (expense) consists primarily of foreign exchange gains and losses.

During the fourth quarter of fiscal 2004 we revised our estimate of the valuation allowance previously established for our deferred tax asset. The realization of the total deferred tax asset is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, we did not reverse the portion of the valuation allowance for the net operating loss carryforwards that are related to the exercise of stock options, and the amount of net operating loss carryforwards and research and development credits expected to expire unused. The benefit from income taxes recorded in the three months ended September 30, 2004 is based on our estimated annual effective tax rate. Items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes and foreign losses not benefited and certain nondeductible expenses.

Minority interest of approximately $175,000 for the three-month period ended September 30, 2004 represents third party interest in the earnings of Digene do Brasil LTDA (“DDB”), a majority-owned subsidiary of the Company. Historically DDB has had cumulative losses and accordingly minority interest had not been recorded. Significant intercompany accounts and transactions have been eliminated.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $60,361,000 at September 30, 2004. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At September 30, 2004, we had cash, cash equivalents and short-term investments aggregating approximately $49,353,000. We had positive cash flows from operations of approximately $2,813,000 for the three-months ended September 30, 2004 compared to cash used in operations of approximately $1,534,000 for the comparable period in fiscal 2004.

Net cash used in investing activities for the three-months ended September 30, 2004, of approximately $1,505,000, included approximately $1,295,000 of capital expenditures. In fiscal 2005, we expect equipment placed at customer sites and leasehold improvements at our headquarters facility in Gaithersburg, Maryland, to be significant uses of working capital. We will further expand our warehouse capacity at our Gaithersburg facility, for which we may obtain alternative financing. The placed equipment, specifically Rapid Capture Systems, allows our customers to run diagnostic tests using our reagent test kit products.

On October 13, 2004 we entered into a Settlement and License Agreement (the “Agreement”) to settle our patent litigation with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc. (formerly known as Enzo Diagnostics, Inc.) (collectively, “Enzo”). Under the Agreement, we received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. We made an initial payment to Enzo of $16,000,000, of which $2,000,000 can be used to offset future royalty payments under the terms of the Agreement, resulting in a one-time pre-tax charge of $14,000,000 in patent settlement expense. We will also pay Enzo royalties on future net sales of products covered by the license grant, which royalties will be at least $2,500,000 for the first annual period (October 1, 2004 to September 30, 2005) and at least $3,500,000 for each of the next four annual periods. We are obligated to make such guaranteed minimum payments in such first five annual periods under the Agreement. Our obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Agreement.

In August 2004, we established a leasing facility with ePlus Group, Inc. with a total commitment of $1,000,000. We intend to use such facility to fund the lease of computer hardware and associated software. As of September 30, 2004, we have used approximately $304,000 of such commitment.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to support our European infrastructure and direct distribution operations, as well as increasing accounts receivable as a result of expected revenue growth. Prior to fiscal 2004 we had incurred negative cash flows from operations since our inception. We have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar year 2005. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products; our progress in product development efforts and the magnitude and scope of such efforts; our success in increasing and maintaining customer relationships; our ability to receive additional regulatory approvals for our product offerings; the cost and timing of expansion of our manufacturing capabilities; the effectiveness of our sales and marketing activities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and competitive market developments. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Other than our equipment leasing facility with ePlus Group, Inc., we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations will be materially adversely affected.

We have summarized below our material contractual obligations as of September 30, 2004 (in thousands):

		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
Long-term debt	$772,485	$115,547	$353,735	$303,203	$—
Physician detailing agreement	5,447,816	5,105,570	342,246	—	—
Operating leases	17,887,808	3,637,432	10,077,214	4,044,811	128,351
Patent settlement accrual (1)	14,000,000	14,000,000	—	—	—
Minimum royalty payments (1)	16,500,000	2,500,000	10,500,000	3,500,000	—

Total contractual cash obligations	$54,608,109	$25,358,549	$21,273,195	$7,848,014	$128,351

(1) We paid Enzo $16 million on October 14, 2004, $14 million of which is included in accrued expenses at September 30, 2004. Of the $16 million payment, $2 million will be used to offset future minimum royalty payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. In the quarter ended September 30, 2004, foreign currency exchange rate fluctuations had an impact on revenues from our operations outside the United States and impacted the amount of expenditures recorded for international operations. The net impact of foreign exchange activities on earnings was immaterial for the three-month periods ended September, 2004. Interest rate exposure is primarily limited to the approximately $49,353,000 of cash, cash equivalents and short-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Digene Corporation v. Ventana Medical Systems, Inc. and Beckman Coulter, Inc.

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

Enzo Life Sciences v. Digene Corporation

As we have previously disclosed in prior filings with the Securities and Exchange Commission, on March 15, 2002, we filed an action for declaratory judgment against Enzo Biochem, Inc. The action was filed in the United States District Court for the District of Delaware. We filed this action after having received direct threats from Enzo Biochem, Inc. of infringement of U.S. Patent No. 6,221,581 entitled “Processes for Detecting Polynucleotides, Determining Genetic Mutations or Defects in Genetic Material, Separating or Isolating Nucleic Acid of Interest from Samples, and Useful Compositions of Matter and Multihybrid Complex Compositions.” We sought a judgment that the patent is invalid and has not been infringed by us. On March 20, 2002, in response to our complaint, Enzo Biochem, Inc. filed a motion to dismiss our complaint for lack of subject matter jurisdiction, based on assertions that Enzo Life Sciences, Inc. (formerly Enzo Diagnostics, Inc. and a wholly owned subsidiary of Enzo Biochem, Inc.), not Enzo Biochem, Inc., was the holder of the patent in question. On the same day, Enzo Life Sciences, Inc. also filed a complaint for patent infringement against us in the Delaware District Court. Enzo Life Sciences, Inc. asserted in its complaint that we infringed U.S. Patent No. 6,221,581 through the manufacture, sale and offer for sale of our Hybrid Capture products. The two cases were consolidated.

On October 13, 2004, we settled our pending litigation with Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”). Under the Settlement and License Agreement (the “Agreement”), we were granted an irrevocable, non-exclusive, royalty-bearing license under Enzo’s U.S. Patent No. 6,221,581 and any and all other U.S. patents of Enzo that claim priority to any patent application to which such patent claims the benefit of priority, and any non-U.S. counterparts. The parties have provided mutual releases for all past claims in the Agreement. We also received releases and covenants not to sue from Enzo under

Enzo’s existing patent portfolio for all of our products covered by the license grant, and covenants not to sue from Enzo for future licensed products covered by the claims that also cover the existing licensed products.

Under the Agreement, we paid Enzo $16 million on October 14, 2004, of which $2.0 million can be used to offset future royalty payments under the terms of the Agreement, resulting in $14.0 million in settlement expense, which was recorded in the first fiscal quarter of 2005. We will also pay Enzo royalties on future net sales of products covered by the license grant, which royalties will be at least $2.5 million for the first annual period and at least $3.5 million for each of the next four annual periods under the Agreement. We are obligated to make such guaranteed minimum payments in such first five annual periods. Our obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Agreement.

On October 15, 2004, the parties filed a Joint Stipulation and Order of Dismissal with Prejudice with the U.S. District Court for the District of Delaware to dismiss with prejudice the litigation between Digene and Enzo, including all claims arising out of the pleadings in this action, and all actions that could have been raised, known or unknown, with respect to the accused products.

We have filed the Agreement as an exhibit to this Quarterly Report on Form 10-Q and are seeking confidential treatment for the material confidential terms of the Agreement.

Georgetown University v. Digene Corporation

Through a license agreement with Georgetown University, we obtained exclusive, worldwide rights to United States Patent No. 5,643,715 and corresponding foreign patents and patent applications relating to human papillomavirus (HPV) type 52, and to United States Patent No. 5,057,411 and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. Unless terminated earlier, the license agreement will terminate upon the last to expire of the licensed patent rights. We are obligated to make royalty payments to Georgetown University based on the percentage of net sales (as defined in the license agreement) of products incorporating the licensed patent rights. We continue to accrue and pay royalties to Georgetown University under the license agreement. We have been involved in discussions with Georgetown University related to a disagreement between the parties over the calculation of such royalties. To date, such discussions have not resolved the matter. On October 26, 2004, we received a copy of a complaint filed by Georgetown University in the United States District Court for the District of Columbia, but not yet served, containing allegations related to the royalties dispute and our use of the licensed patent rights under the license agreement. We are currently evaluating the complaint. We believe that Georgetown University’s interpretation of the license agreement provisions related to the calculation of royalties is not correct, and that the royalties, when properly calculated under the provisions of the license agreement, are far less than the amounts demanded by Georgetown University. We believe we have strong defenses against each of the allegations made in the complaint and intend to vigorously defend against such action if a resolution of this matter cannot be reached.

Item 4. Submission of Matters to a Vote of Security Holders

The following is a summary of the final voting results from the October 27, 2004 annual meeting of stockholders of Digene. The number of shares present in person or by proxy at the annual meeting were 18,506,446, or 93%, of the outstanding shares of common stock.

     1. Election of Directors.

     Two of Digene’s seven directors stood for re-election at the annual meeting for three year terms expiring in 2007. These two directors, who are listed below, received the most votes cast for the election of directors,

Name	For	Withheld Authority
Charles M. Fleischman	17,463,803	1,042,643
Joseph M. Migliara	17,350,689	1,155,757

     The following directors’ terms continued after the meeting: Evan Jones, John H. Landon, Cynthia L. Sullivan, Kenneth R. Weisshaar and John J. Whitehead.

     2. Amendment to the Amended and Restated 1999 Incentive Plan, as amended to increase the number of shares of common stock available for grants and awards

     Digene proposed an amendment to its Amended and Restated 1999 Incentive Plan, as amended, to increase the number of shares of common stock issuable under the Plan by 700,000 from 4,900,000 to 5,600,000 shares. The proposal was not approved by the stockholders, in that it did not receive the affirmative vote of a majority of the votes present and entitled to be cast on the matter.

For:	5,667,040
Against:	9,002,338
Abstain:	20,677
Broker Non-Votes:	3,816,391

     3. Amendment to the Amended and Restated 1999 Incentive Plan, as amended to increase the number of shares of common stock available for grants and awards

     Digene proposed an amendment to its Amended and Restated 1999 Incentive Plan, as amended, to add performance share awards to the types of awards which can be made pursuant to the Plan. The proposal was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled to be cast on the matter.

For:	13,377,262
Against:	1,294,112
Abstain:	18,681
Broker Non-Votes:	3,816,391

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1 +	Settlement and License Agreement, executed October 13, 2004, between Digene Corporation and Enzo Biochem, Inc. and Enzo Life Sciences, Inc.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

+    Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on November 8, 2004. Such provisions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION
Date: November 8, 2004	By:	/s/ Charles M. Fleischman
Charles M. Fleischman
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2004	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Senior Vice President, Finance and Information Systems (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1 +	Settlement and License Agreement, executed October 13, 2004, between Digene Corporation and Enzo Biochem, Inc. and Enzo Life Sciences, Inc.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

+  Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on November 8, 2004. Such provisions have been filed separately with the Securities and Exchange Commission.