Form 10-Q
period 2004-12-31
DIGENE CORP
filed 2005-02-08
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	February 1, 2005

(Common Stock, par value $.01 per share)	19,991,830

DIGENE CORPORATION

INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets- December 31, 2004 and June 30, 2004	3
Consolidated Statements of Operations- Three and six months ended December 31, 2004 and 2003	4
Consolidated Statements of Cash Flows- Three and six months ended December 31, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information:
Item 1. Legal Proceedings	23
Item 6. Exhibits and Reports on Form 8-K	26
Signatures
Exhibit Index

PART I. Consolidated Financial Information
Item 1.   Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,213,776	$4,079,519
Short-term investments	30,538,113	44,653,599
Accounts receivable, less allowance of approximately $605,000 and $600,000 at December 31, 2004 and June 30, 2004, respectively	17,013,852	17,545,133
Inventories	7,744,601	8,109,987
Prepaid expenses and other current assets	4,093,510	2,392,048
Deferred tax asset, current	812,027	1,047,766

Total current assets	69,415,879	77,828,052

Property and equipment, net	10,305,984	9,561,794
Intangible assets, net	900,515	900,515
Deposits and other assets	1,403,253	1,249,971
Deferred tax asset, net	15,989,144	13,729,916

Total assets	$98,014,775	$103,270,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,254,982	$5,423,628
Accrued expenses	4,481,081	3,771,141
Accrued payroll	3,214,916	5,387,129
Current portion of long-term debt	115,842	1,459,890

Total current liabilities	14,066,821	16,041,788

Deferred rent	811,157	479,078
Long-term debt, less current portion	627,881	685,940

Minority interest	216,474	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 19,962,881 and 19,883,918 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively	199,629	198,839
Additional paid-in capital	140,282,678	139,637,245
Deferred stock compensation	—	(164,031)
Accumulated other comprehensive income	1,926,039	537,688
Accumulated deficit	(60,115,904)	(54,146,299)

Total stockholders’ equity	82,292,442	86,063,442

Total liabilities and stockholders’ equity	$98,014,775	$103,270,248

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$26,506,227	$20,751,865	$52,253,164	$40,243,907
Other	446,394	362,348	910,562	488,137

Total revenues	26,952,621	21,114,213	53,163,726	40,732,044

Costs and expenses:
Cost of product sales	5,266,157	3,722,174	9,790,718	7,108,104
Royalty and technology	1,256,106	501,466	2,663,638	1,020,241
Research and development	3,189,337	2,773,711	5,862,833	5,628,297
Selling and marketing	10,021,097	8,719,337	19,317,141	16,613,070
General and administrative	4,361,427	4,600,148	8,922,590	8,768,860
Patent litigation settlement	—	—	14,000,000	—

Income (loss) from operations	2,858,497	797,377	(7,393,194)	1,593,472

Other income (expense):
Interest income	149,781	100,118	338,518	189,941
Interest expense	(3,849)	(58,160)	(25,462)	(118,681)
Other income (expense)	(21,718)	228,332	(59,555)	210,520

Income (loss) before minority interest and income taxes	2,982,711	1,067,667	(7,139,693)	1,875,252

Minority interest	(41,211)	—	(216,474)	—

Income (loss) before income taxes	2,941,500	1,067,667	(7,356,167)	1,875,252

Provision for (benefit from) income taxes	2,637,731	119,303	(1,386,562)	271,486

Net income (loss)	$303,769	$948,364	$(5,969,605)	$1,603,766

Basic net income (loss) per share	$0.02	$0.05	$(0.30)	$0.09

Diluted net income (loss) per share	$0.01	$0.05	$(0.30)	$0.08

Weighted average shares outstanding
Basic	19,941,233	18,837,147	19,914,573	18,642,698

Diluted	20,626,904	20,810,550	19,914,573	20,591,249

See accompanying notes.

DIGENE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2004	2003
	(Unaudited)
Operating activities
Net income (loss)	$(5,969,605)	$1,603,766
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,265,516	1,829,518
Loss on disposal of fixed assets	169,447	—
Compensation expense related to stock options	(89,219)	298,435
Deferred tax benefit	(1,855,920)	—
Minority interest	216,474	—
Changes in operating assets and liabilities:
Accounts receivable	531,281	(2,800,109)
Inventories	365,386	(58,184)
Prepaid expenses and other current assets	(1,701,462)	89,291
Deposits and other assets	(153,282)	(174,435)
Accounts payable	831,354	(2,825,594)
Accrued expenses	709,940	74,312
Accrued payroll	(2,172,213)	(984,688)
Deferred rent	332,079	31,616

Net cash used in operating activities	(6,520,224)	(2,916,072)

Investing activities
Purchases of short-term investments	(6,043,368)	(14,165,607)
Sales and maturities of short-term investments	20,171,761	15,898,308
Capital expenditures	(3,179,153)	(3,014,120)

Net cash provided by (used in) investing activities	10,949,240	(1,281,419)

Financing activities
Exercise of common stock options	899,473	11,114,087
Principal payments of long-term debt	(1,402,107)	(696,954)

Net cash (used in) provided by financing activities	(502,634)	10,417,133

Effect of currency translations	1,207,875	754,676

Net increase in cash and cash equivalents	5,134,257	6,974,318
Cash and cash equivalents at beginning of period	4,079,519	7,883,129

Cash and cash equivalents at end of period	$9,213,776	$14,857,447

See accompanying notes.

DIGENE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three- and six-month periods ended December 31, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature, except for the patent litigation settlement (see Note 6). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain prior year amounts have been reclassified to conform to current year presentation.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments at fair value, including employee stock options, effective for interim or annual periods beginning after June 15, 2005. SFAS 123R provides two adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R on July 1, 2005, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement.

The Company is evaluating the impact of SFAS 123R on its financial statements together with strategies to manage the impact of equity-based compensation expense on its financial statements in a manner consistent with the impact on peer companies. The Company cannot make assurances that these strategies, will be comparable to peer companies. Proforma historical expense is included in Note 5.

In December 2004 the FASB also issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its consolidated financial statements.

3. Other Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or market. Inventories consist of the following:

	December 31,	June 30,
	2004	2004
	(unaudited)
Finished goods	$5,138,559	$5,516,411
Work in process	3,240,861	3,668,683
Raw materials	1,126,760	1,207,415

	9,506,180	10,392,509
Reserve	(1,761,579)	(2,282,522)

	$7,744,601	$8,109,987

Debt

On September 29, 2004, the Company paid the remaining principal and interest of $1,026,028 to satisfy its obligation under its note to Abbott Laboratories.

Deferred Rent

In December 2004, the Company increased deferred rent liability by approximately $300,000 to include an adjustment for previously unrecognized impact of lease escalation provisions.

4. Income Taxes

During the fourth quarter of fiscal 2004 the Company reduced its estimate of the valuation allowance previously established against the Company’s deferred tax assets. The realization of deferred tax assets are contingent upon the generation of future taxable income. Due to the uncertainty of realization of certain tax benefits, the Company did not reverse the portion of the valuation allowance established for the net operating loss carryforwards that are related to the exercise of stock options and the amount of net operating loss carryforwards and research and development credits expected to expire unused.

The benefit from income taxes recorded in the six months ended December 31, 2004 is based on the Company’s estimated annual effective tax rate. Items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited and research and development tax credits. The increase in the estimated annual effective tax rate from the quarter ended September 30, 2004, was due to changes in projected operating results for the full fiscal year.

5. Stockholders’ Equity

Common Stock and Per Share Calculation

For the three-month periods ended December 31, 2004 and 2003, in conjunction with stock option exercises, the Company issued 67,972 and 444,410 shares of common stock, and 78,963 and 830,614 shares of common stock for the six-month periods ended December 31, 2004 and 2003, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $753,000 and $5,060,000 for the three-month periods ended December 31, 2004 and 2003, and $899,000 and $11,114,000 for the six-month periods ended December 31, 2004 and 2003, respectively.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$303,769	$948,364	$(5,969,605)	$1,603,766
Denominator:
Weighted average shares outstanding – basic	19,941,233	18,837,147	19,914,573	18,642,698
Dilutive securities - stock options	685,671	1,973,403	—	1,948,551

Weighted average shares outstanding – diluted	20,626,904	20,810,550	19,914,573	20,591,249

Basic net income (loss) per share	$0.02	$0.05	$(0.30)	$0.09
Diluted net income (loss) per share	$0.01	$0.05	$(0.30)	$0.08

For the three-month periods ended December 31, 2004 and 2003, outstanding stock options to purchase approximately 2,453,000 and 62,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period, respectively. For the six-month period ended December 31, 2003, outstanding stock options to purchase approximately 170,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive. None of the stock options outstanding in the six-month period ended December 31, 2004 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”. For the three-month periods ended December 31, 2004 and 2003, compensation expense of $60,281 and $73,368, and for the six-month periods ended December 31, 2004 and 2003, compensation (income) expense of $(89,219) and $298,435 was recognized for the change in fair value of the equity award to non-employees, respectively.

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$303,769	$948,364	$(5,969,605)	$1,603,766
Add: Stock-based non-employee compensation (income) expense included in reported net income (loss), net of taxes	36,796	73,368	(54,459)	298,435
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants	(4,319,221)	(4,955,343)	(7,714,803)	(8,651,497)

Pro forma net loss	$(3,978,656)	$(3,933,611)	$(13,738,867)	$(6,749,296)

Net income (loss) per share:
Basic – as reported	$0.02	$0.05	$(0.30)	$0.09
Basic – pro forma	$(0.20)	$(0.21)	$(0.69)	$(0.36)
Diluted – as reported	$0.01	$0.05	$(0.30)	$0.08
Diluted – pro forma	$(0.20)	$(0.21)	$(0.69)	$(0.36)

These pro forma amounts stated above are not likely to be representative of the effect on reported results for future years due to, among other things, the number of stock options granted, the vesting period of the stock options and the fair value of options to be granted in future years. Due to the uncertainty of realization of certain tax benefits, the Company did not reverse the portion of the valuation allowance established for the net operating loss carryforwards that are related to the exercise of stock options and, therefore, the stock-based employee compensation expense deducted above is not shown net of tax.

Comprehensive Income (Loss)

Comprehensive income (loss) for the quarter- and year-to-date ended December 31, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$303,769	$948,364	$(5,969,605)	$1,603,766
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (expense) of $3,962 and $(6,410), respectively	(25,882)	—	6,497	—
Foreign currency translation gain	921,703	688,665	1,381,854	754,676

Comprehensive income (loss)	$1,199,590	$1,637,029	$(4,581,254)	$2,358,442

6. Royalty and Technology Expenses

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

Under the Settlement and License Agreement (the “Agreement”), Digene received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. Digene made an initial payment to Enzo of $16.0 million, of which $2.0 million can be used to offset future royalty payments under the terms of the Agreement, resulting in $14.0 million in patent litigation settlement expense. Digene will also pay Enzo royalties on future net sales of products covered by the license grant, which royalties will be at least $2.5 million for the first annual period, beginning October 1, 2004 and ending September 30, 2005, and at least $3.5 million for each of the next four annual periods under the Agreement. Digene is obligated to make such guaranteed minimum payments in such first five annual periods. Digene’s obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Agreement.

As of December 31, 2004, the Company has accrued additional royalty and technology expense of $750,000 relating to terms agreed to on October 14, 2004 with Institut Pasteur with respect to a non-exclusive license to Institut Pasteur’s intellectual property concerning the Hepatitis B virus genome. See Note 8 “Contingencies.”

7. Warranties

The Company reserves 2% of product sales for future standard warranty costs. The reserve is amortized ratably over the one-year standard warranty. In fiscal 2003 the Company began to offer its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the period of the extended warranty. Changes in the Company’s standard and deferred extended warranty revenue during the period are as follows:

	Six Months Ended
	December 31,
	2004	2003
Balance, beginning of period	$1,076,652	$691,450
Warranties issued during the period	1,241,881	846,954
Changes in liability for pre-existing warranties during the period, including expirations	(1,038,422)	(706,997)

Balance, end of period	$1,280,111	$831,407

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

In July 2001, Institut Pasteur notified the Company that Institut Pasteur was granted a new U.S. patent concerning the Hepatitis B virus genome and requested information from Digene regarding products that may use the technology described in such new patent. The Company and Institut Pasteur exchanged information regarding this request during the remainder of 2001 and early 2002. In July 2004, Institut Pasteur contacted the Company to renew license discussions with respect to such intellectual property concerning the Hepatitis B virus genome. On October 14, 2004, the Company and Institut Pasteur agreed to the principal terms of a non-exclusive license under such intellectual property, which include a payment of $750,000 and a royalty on future sales of licensed products. The $750,000 was included in royalty and technology expense in the statement of operations in the quarter ended September 30, 2004. In December 2004, the Company and Institut Pasteur finalized a license agreement to reflect such principal terms and the $750,000 was paid to Institut Pasteur in January 2005.

Through a license agreement with Georgetown University, the Company obtained exclusive, worldwide rights to United States Patent No. 5,643,715 and corresponding foreign patents and patent applications relating to human papillomavirus (HPV) type 52, and to United States Patent No. 5,057,411 and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. Unless terminated earlier, the license agreement will terminate upon the last to expire of the licensed patent rights. The Company is obligated to make royalty payments to Georgetown University based on the percentage of net sales of products (as defined in the license agreement). The Company continues to accrue and pay royalties to Georgetown University under the license agreement. The Company had been involved in discussions with Georgetown University related to the interpretation over the calculation of such royalties. The parties have not been able to resolve the differences in their interpretations of the royalty calculation.

On October 26, 2004, the Company received a copy of a complaint filed by Georgetown University in the United States District Court for the District of Columbia, that was later served on November 22, 2004, containing allegations related to the royalties dispute and the Company’s use of the licensed patent rights under the license agreement. In its complaint, Georgetown University alleges that it is entitled to royalties of 8% on net sales of products covered by the license agreement, that the total amount of unpaid and past-due royalties owed by the Company to Georgetown University exceeds $2.0 million, that the Company’s license rights under the L1 Patent are terminated under the provisions of the license agreement and that the Company is in breach of the license agreement for not using its best efforts to develop products covered by the L1 Patent. The Company asserts that it has complied fully with the terms of its license agreement with Georgetown University. The Company believes that Georgetown University’s interpretation of the license agreement provisions related to the calculation of royalties is not correct, and that the royalties, when calculated under the provisions of the license agreement, are consistent with the Company’s historical and previously agreed upon calculation of royalties. Moreover, the Company disputes Georgetown University’s claim that the rights as they relate to the L1 Patent are terminated as the Company has complied with all obligations under the license agreement.

On January 18, 2005, the Company filed an answer to the complaint, along with counterclaims against Georgetown University stemming from Georgetown University’s failure to meet certain legal and fiduciary duties under the license agreement. The Company believes it has strong defenses and counterclaims against each of the allegations made in the complaint and intends to vigorously defend against such action, and to aggressively pursue our counterclaims against Georgetown University if a resolution of this matter cannot be reached. An adverse outcome to such proceeding, however, could subject the Company to significant liabilities or require the Company to renegotiate the license agreement, or revise the applications or products that use the licensed patents. The Company cannot provide assurances that it would be successful in negotiating commercially reasonable license terms, if at all, or that any such application or product revisions could be made without significant delay or cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2004. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from additional government entities, managed care organizations, and private insurance plans; risk that other companies may develop and market HPV tests competitive with our own; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty to the outcome of patent litigation in which we are currently engaged; our ability to scale up our manufacturing to the extent demand for our products increases; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products in development; uncertainty of future profitability and cash generation from operations; our ability, if necessary, to obtain requisite additional financing to fund our operations beyond calendar year 2005; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

Our revenues, to a significant extent, have been derived from the sales of our diagnostic tests for the presence of human papillomavirus (HPV), which, for fiscal 2004, accounted for 83% of total revenues and, for the six months ended December 31, 2004, accounted for 84% of total revenues. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, both in the United States and internationally, will continue to drive the growth in revenues from our HPV test products in the future.

In fiscal 2004, our gross margin (81% for the full fiscal year) improved over fiscal 2003 gross margin of 79%. In fiscal 2005, we believe that we will be able to sustain gross margin consistent with fiscal 2004. We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology expense, as a percentage of product sales for the period.

We have in-licensed patents to a number of cancer-causing human papillomavirus types, biological materials and other intellectual property on which we pay royalties, patent maintenance and other technology access costs. Our total royalty and technology expenditures are expected to be approximately 5% to 6% of product sales in fiscal 2005.

Our sales and marketing expenditures have been, and will continue to be, focused on accelerating the adoption of HPV testing worldwide. We intend to capitalize on the expanded indications for use of our HPV test products and the growing acceptance of our HPV test products in the United States and internationally by physicians, laboratories and health insurance providers by materially increasing expenditures for sales and marketing programs over the next several quarters. This increase in expenditures will be primarily directed at our markets in the United States.

We believe that we need to emphasize the investments we make in our sales and marketing activities, which are essential to allow us to capitalize more fully on the potential of our HPV test products. During fiscal 2004 one significant area of investment was in our European infrastructure and distribution operations, and we expect to continue such investment for the remainder of fiscal 2005. We are also significantly expanding our sales organization in the United States and increasing our investment in physician detailing and direct-to-consumer promotion activities. We expect to increase modestly the size of our investment in research and development for the next several quarters and emphasize our research and development expenditures in the development of our next-generation Hybrid Capture platforms and other research and development programs related to HPV testing.

We expect our general and administrative expenses will increase to provide adequate infrastructure to support greater sales and marketing activities and to support the overall growth of our business.

On October 13, 2004, we executed a Settlement and License Agreement to settle the then-pending patent litigation with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc. (formerly known as Enzo Diagnostics, Inc.) ( collectively, “Enzo”). As a result, we recorded a pre-tax charge of $14 million in patent litigation settlement expense in the quarter ended September 30, 2004. Additionally, we will pay Enzo royalties on future net sales of products covered by the license grant. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.

Although we anticipate increasing our expenditures as described above, we expect to generate operating profit for the remainder of fiscal 2005, although we do not expect that it will exceed the operating loss so far for the six months ended December 31, 2004. There can be no assurance that we will meet this goal.

Results of Operations

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	December 31,	December 31,	%	December 31,	December 31,	%
	2004	2003	change	2004	2003	change

	($ in thousands)

Total revenue	$26,953	$21,114	28%	$53,164	$40,732	31%
Product sales	26,506	20,752	28%	52,253	40,244	30%
HPV test product revenue	22,341	17,144	30%	44,790	33,627	33%
Cost of product sales	5,266	3,722	41%	9,791	7,108	38%
Gross margin(1)	80%	82%		81%	82%
Royalty and technology expense	$1,256	$501	150%	$2,664	$1,020	161%

(1) We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology expense, as a percentage of product sales for the period.

Product sales increased 28% to approximately $26,506,000 for the three-month period ended December 31, 2004 from approximately $20,752,000 for the corresponding period in fiscal 2004. The increase was due primarily to a 30% growth in sales of our HPV test products over such sales in the corresponding period in fiscal 2004. The majority of the growth in our HPV test product revenue was in the United States, which increased 32% to approximately $17,294,000, and in Europe, which increased 28% to approximately $3,976,000.

Product sales increased 30% to approximately $52,253,000 for the six-month period ended December 31, 2004 from approximately $40,244,000 for the corresponding period in fiscal 2004. The increase was due primarily to a 33% growth in sales of our HPV test products over such sales in the corresponding period in fiscal 2004. The majority of the growth in our HPV test product revenue was in the United States, which increased 35% to approximately $35,377,000, and in Europe, which increased 32% to approximately $7,299,000.

Other revenues include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased 23% to approximately $446,000 for the three-month period ended December 31, 2004 from approximately $362,000 for the corresponding period in fiscal 2004. Other revenues increased 87% to approximately $911,000 for the six-month period ended December 31, 2004 from approximately $488,000 for the corresponding period in fiscal 2004. The increase for the six-month period ended December 31, 2004 was due primarily to an approximately $164,000 increase in research and development contract revenue in the current period versus the corresponding period in fiscal 2004.

Cost of product sales increased by 41% to approximately $5,266,000 for the three-month period ended December 31, 2004 from approximately $3,722,000 for the corresponding period in 2004 and increased 38% to approximately $9,791,000 for the six-month period ended December 31, 2004 from approximately $7,108,000 for the corresponding period in fiscal 2004. The increase for both periods is primarily due to increased product sales volume. Gross margin percentage on product sales decreased to 80% for the three-month period ended December 31, 2004 from 82% for the corresponding period in fiscal 2004 and decreased to 81% for the six-month period ended December 31, 2004 from 82% for the corresponding period in fiscal 2004. The decrease in gross margin percentage for both periods is the result of increased manufacturing overhead costs, partially offset by a shift in product mix from lower-margin hepatitis B virus and cytomegalovirus test products to higher-margin HPV test products and a reduced impact of inventory reserves for obsolescence. Equipment sales increased to 7%, or approximately $1,757,000, of product sales for the three-month period ended December 31, 2004 compared to 6% for the corresponding period in fiscal 2004, and increased to approximately 6%, or approximately $3,125,000, of product sales for the six-month period ended December 31, 2004 compared to 5% for the corresponding period in fiscal 2004.

Royalty and technology expense increased 150% to approximately $1,256,000 for the three-month period ended December 31, 2004 from approximately $501,000 for the corresponding period in 2004 and increased 161% to approximately $2,664,000 for the six-month period ended December 31, 2004 from approximately $1,020,000 for the corresponding period in fiscal 2004. The increase for the six-month period ended December 31, 2004 is due primarily due to: a charge of $750,000 accrued during the quarter ended September 30, 2004 relating to a non-exclusive license to Institut Pasteur’s intellectual property concerning the Hepatitis B virus genome; and increased royalty expenses beginning October 1, 2004 on net sales of our products based on a Settlement and License Agreement with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc., under which we will pay Enzo royalties on future net sales of products covered by the license grant. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.

Research and development expenses increased 15% to approximately $3,189,000 for the three-month period ended December 31, 2004 from approximately $2,774,000 for the corresponding period in fiscal 2004 and increased 4% to approximately $5,863,000 for the six-month period ended December 31, 2004 from approximately $5,628,000 for the corresponding period in fiscal 2004. The increase for the three-month period ended December 31, 2004 was primarily attributed to a 26% increase in personnel costs to approximately $1,422,000 from approximately $1,132,000 from the corresponding period in fiscal 2004. The increase for the six-month period ended December 31, 2004 compared to the corresponding period in fiscal 2004 was largely due to a 29% increase in personnel cost to approximately $2,988,000, partially offset by a 43% decrease in professional services expenses to approximately $804,000. The decrease in professional services expenses is largely due to costs no longer being incurred for the preparation of compliance with the European Union In Vitro Diagnostic Directive (or “IVDD”) regulations, which was successfully accomplished for our HPV, chlamydia and gonorrhea test kits in the second quarter of fiscal 2004, and for which we spent heavily in the first half of fiscal 2004. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

During the six-month period ended December 31, 2004, our research and development activities focused on our platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focused our research and development activities in four areas: (1) core research efforts for next-generation technologies; (2) new product development activities; (3) completion of activities necessary to support regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad; and (4) support and improvement of existing product lines and equipment offerings.

Our core research efforts for next-generation technologies include research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology. We achieved technical feasibility of our next generation platform proprietary DNA test for ultra-sensitive detection of DNA targets in a highly multiplexed format and we are exploring core research objectives to begin expanding the menu of products and infectious disease targets. We have also begun a number of research and development efforts to explore HPV genotyping products. We continue our collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid, batch HPV test for developing countries and have successfully completed our first year of that program. Digene and PATH will jointly fund the efforts subject to certain maximum funding obligations and Digene will perform the product development and commercialization activities.

With respect to our new product development activities and product modification activities, we are currently focused on the discovery of innovative methods to improve specimen processing procedures and throughput. This includes procedures for the improved processing of PreservCytTM Solution (Cytyc Corporation) specimens through a new procedure for high throughput HPV, Chlamydia trachomatis (“CT”) and Neisseria gonorrhoeae (“GC”) testing. We have begun the development of a clinical sample preparation workstation, which will provide automated capabilities to preparing clinical specimens for Hybrid Capture testing. We have begun validating the next version of our DML-software suite, which will provide new features and improvements to the current product software. We are also working to expand HPV testing capabilities to allow testing from additional liquid cytology media, including the SurePathTM (TriPath Imaging) medium, for which a Pre-Market Approval (“PMA”) supplement was submitted by TriPath Imaging to the FDA in August 2004 as part of a continuing collaboration between Digene and TriPath Imaging. On February 2, 2005, we were informed that TriPath Imaging withdrew its PMA supplement. Our understanding is that TriPath Imaging took this action after it learned, through discussions with the FDA, that additional clinical information and analyses would be required, which had not been part of the original protocol accepted by the FDA. We understand that TriPath Imaging intends to work with the FDA with the goal of resubmitting the PMA supplement as soon as possible.

With respect to regulatory submissions and clinical evaluation activities, we continue to work closely with the FDA regarding the previously submitted 510(k) pre-market notifications and completion of supplemental clinical work supporting the use of Cytyc Corporation’s ThinPrep® PreservCyt Solution as a specimen collection method for our CT and GC tests. We have begun the necessary clinical study which will continue over the next several months and we anticipate submitting these study data to the FDA as new 510(k)’s to facilitate completion of its scientific review. We have begun a multi-center clinical evaluation to support a PMA supplement for our new method of processing liquid-based cytology (“LBC”) specimens for HPV testing; this study is also expected to continue over the next several months. This new method will improve and simplify clinical LBC specimen processing and increase processing throughput. We are nearing completion of our efforts to CE-mark our Rapid CaptureTM System and associated products for European Countries, for which we expect product availability by the end of this fiscal year. Our Rapid Capture System is an automated pipetting and microplate handling platform developed to accommodate high volume diagnostic testing using our Hybrid Capture technology.

Selling and marketing expenses increased 15% to approximately $10,021,000 for the three-month period ended December 31, 2004 from approximately $8,719,000 for the corresponding period in fiscal 2004 and increased 16% to approximately $19,317,000 for the six-month period ended December 31, 2004 from approximately $16,613,000 for the corresponding period in fiscal 2004. The increase for the three-month period ended December 31, 2004 was due to personnel costs, which increased 24% to approximately $3,758,000 and marketing programs, which increased 20% to approximately $2,104,000. These increases were partially offset by a decrease in agency fees, which decreased 16% to approximately $1,280,000. The increase for the six-month period ended December 31, 2004 was primarily due to personnel costs, which increased 31% to approximately $7,530,000 and marketing programs, which increased 8% to approximately $3,631,000. These increases were partially offset by a decrease in professional fees, which decreased 11% to approximately $1,234,000 due largely to a reduction in non-cash stock compensation expense related to a European consultant.

General and administrative expenses decreased 5% to approximately $4,361,000 for the three-month period ended December 31, 2004 from approximately $4,600,000 for the corresponding period in fiscal 2004 and increased 2% to approximately $8,923,000 for the six-month period ended December 31, 2004 from approximately $8,769,000 for the corresponding period in fiscal 2004. The decrease for the three-month period ended December 31, 2004 was primarily the result of a 29% decrease in professional services to approximately $1,269,000, largely related to a decrease in legal fees, partially offset by an increase in personnel costs, which increased 19% to approximately $2,162,000. The increase for the six-month period ended December 31, 2004 was primarily attributed to a 15% increase in personnel costs to approximately $4,177,000 and a 34% increase in facility expenses to approximately $647,000. This increase was partially offset by a 19% decrease in professional services to approximately $2,723,000, largely related to a decrease in legal fees.

Patent litigation settlement charges relate to the October 2004 settlement with Enzo, which was $14,000,000 for the three- and six-months ended December 31, 2004. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.

Interest income increased to approximately $150,000 for the three-month period ending December 31, 2004 from approximately $100,000 for the corresponding period in 2004 and increased 78% to approximately $339,000 for the six-month period ended December 31, 2004 from approximately $190,000 for the corresponding period in fiscal 2004. The increases are primarily due to increases in the market yield on balance of cash, cash equivalents and short-term investments for the three- and six-months ended December 31, 2004 compared to the corresponding period in fiscal 2004.

Other income (expense) consists primarily of foreign exchange transaction gains and losses.

Minority interest of approximately $41,000 and approximately $217,000 for the three- and six-month periods ended December 31, 2004, respectively, represents third party interest in the earnings of Digene do Brasil LTDA (“DDB”), a majority-owned subsidiary of the Company. Historically DDB has had cumulative losses and accordingly minority interest had not been recorded. Significant intercompany accounts and transactions have been eliminated.

During the fourth quarter of fiscal 2004 we reduced our estimate of the valuation allowance previously established against our deferred tax assets. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of certain tax benefits, we did not reverse the portion of the valuation allowance established for the net operating loss carryforwards that are related to the exercise of stock options and the amount of net operating loss carryforwards and research and development credits expected to expire unused.

The provision for and benefit from income taxes recorded in the three- and six-month periods ended December 31, 2004, respectively, are based on our estimated annual effective tax rate. Items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited and research and development tax credits. The increase in the estimated annual effective tax rate from the quarter ended September 30, 2004, was due to changes in projected operating results for the full fiscal year. Although our projected operating results for the full fiscal year result in a net loss, we project income tax expense because a substantial portion of this net loss is expected to be derived from Europe and we cannot use Europe net losses to offset net income generated in the United States.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $60,116,000 at December 31, 2004. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At December 31, 2004, we had cash, cash equivalents and short-term investments aggregating approximately $39,752,000. We had cash used in operations of approximately $6,520,000 for the six-months ended December 31, 2004 compared to cash used in operations of approximately $2,916,000 for the comparable period in fiscal 2004.

Net cash provided by investing activities for the six-months ended December 31, 2004, of approximately $10,949,000, included approximately $14,128,000 of net sales and maturities of short-term investments to pay patent settlement expenses of $16,000,000, as more fully described below, partially offset by approximately $3,179,000 of capital expenditures. In fiscal 2005, we expect equipment placed at customer sites and leasehold improvements at our headquarters facility in Gaithersburg, Maryland, to be significant uses of working capital. The placed equipment, specifically Rapid Capture Systems, allows our customers to run diagnostic tests using our reagent test kit products. We have begun to further expand our warehouse capacity, as well as operations, research and development and general and administrative space at our Gaithersburg facility, for which we may obtain alternative financing.

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

In August 2004, we established a leasing facility with ePlus Group, Inc. with a total commitment of $1,000,000. We intend to use such facility to fund the lease of computer hardware and associated software. As of December 31, 2004, we have used approximately $304,000 of such commitment.

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

We have summarized below our material contractual obligations as of December 31, 2004 (in thousands):

		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
Long-term debt	$743,723	$115,842	$354,639	$273,242	$—
Physician detailing agreement	3,048,198	3,048,198	—	—	—
Operating leases	41,027,125	3,956,034	13,063,037	8,475,003	15,533,051
Minimum royalty payments (1)	16,500,000	2,500,000	10,500,000	3,500,000	—

Total contractual cash obligations	$61,319,046	$9,620,074	$23,917,676	$12,248,245	$15,533,051

(1) On October 14, 2004, we paid Enzo $16 million under the terms of the Agreement. Of the $16 million payment, $2 million will be used to offset future minimum royalty payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. In the quarter ended December 31, 2004, foreign currency exchange rate fluctuations had an impact on revenues from our operations outside the United States and impacted the amount of expenditures recorded for international operations. The net impact of foreign exchange activities on earnings was immaterial for the three- and six-month periods ended December 31, 2004 and 2003, respectively. Interest rate exposure is primarily limited to the approximately $39,752,000 of cash, cash equivalents and short-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Pending Legal Proceedings:

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

In the course of this litigation, Ventana and Beckman Coulter filed motions seeking to compel arbitration of our claims against them. After a bench trial, the Court issued an order that Beckman Coulter has a right to arbitrate our claims against it, but that Ventana does not. On December 23, 2004, we submitted a demand for arbitration against Beckman with the American Arbitration Association (“AAA”). No substantive actions have been taken by the AAA to date. The Court, as a matter of judicial economy, has stayed the proceedings against Ventana pending the outcome of the arbitration between us and Beckman Coulter.

Georgetown University v. Digene Corporation

Through a license agreement with Georgetown University, we obtained exclusive, worldwide rights to United States Patent No. 5,643,715 and corresponding foreign patents and patent applications relating to human papillomavirus (HPV) type 52, and to United States Patent No. 5,057,411 and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. Unless terminated earlier, the license agreement will terminate upon the last to expire of the licensed patent rights. We are obligated to make royalty payments to Georgetown University based on the percentage of net sales of products (as defined in the license agreement). We continue to accrue and pay royalties to Georgetown University under the license agreement. We had been involved in discussions with Georgetown University related to the interpretation over the calculation of such royalties. The parties have not been able to resolve the differences in their interpretations of the royalty calculation.

On October 26, 2004, we received a copy of a complaint filed by Georgetown University in the United States District Court for the District of Columbia, which was later served on November 22, 2004, containing allegations related to the royalties dispute and our use of the licensed patent rights under the license agreement. In its complaint, Georgetown University alleges that it is entitled to royalties of 8% on net sales of products covered by the license agreement, that the total amount of unpaid and past-due royalties owed by the Company to Georgetown University exceeds $2.0 million, that the Company’s license rights under the L1 Patent are terminated under the provisions of the license agreement and that the Company is in breach of the license agreement for not using its best efforts to develop products covered by the L1 Patent. We assert that we have complied fully with the terms of our license agreement with Georgetown University. We believe that Georgetown University’s interpretation of the license agreement provisions related to the calculation of royalties is not correct, and that the royalties, when calculated under the provisions of the license agreement, are consistent with the Company’s historical and previously agreed upon calculation of royalties. Moreover, we dispute Georgetown University’s claim that the rights as it relates to the L1 Patent are terminated as we have complied with all obligations under the license agreement.

On January 18, 2005, we filed our answer to the complaint, along with counter claims against Georgetown University stemming from Georgetown University’s failure to meet certain legal and fiduciary duties under the license agreement. We believe we have strong defenses and counterclaims against each of the allegations made in the complaint and intend to vigorously defend against such action, and to aggressively pursue our counterclaims against Georgetown University if a resolution of this matter cannot be reached.

Settled Legal Proceeding:

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

On October 13, 2004, we settled the action with Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”). Under the Settlement and License Agreement (the “Agreement”), we were granted an irrevocable, non-exclusive, royalty-bearing license under Enzo’s U.S. Patent No. 6,221,581 and any and all other U.S. patents of Enzo that claim priority to any patent application to which such patent claims the benefit of priority, and any non-U.S. counterparts. The parties have provided mutual releases for all past claims in the Agreement. We also received releases and covenants not to sue from Enzo under Enzo’s existing patent portfolio for all of our products covered by the license grant, and covenants not to sue from Enzo for future licensed products covered by the claims that also cover the existing licensed products.

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

DIGENE CORPORATION

Date: February 8, 2005	By:	/s/ Charles M. Fleischman

Charles M. Fleischman
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: February 8, 2005	By:	/s/ Joseph P. Slattery

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