Form 10-Q
period 2005-03-31
DIGENE CORP
filed 2005-05-09
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 5, 2005

(Common Stock, par value $.01 per share)	20,028,418

DIGENE CORPORATION

INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets- March 31, 2005 and June 30, 2004	3

Consolidated Statements of Operations- Three and nine months ended March 31, 2005 and 2004	4

Consolidated Statements of Cash Flows- Three and nine months ended March 31, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information:

Item 1. Legal Proceedings	23

Item 6. Exhibits	25

Signatures

Exhibit Index

PART I. Consolidated Financial Information
Item 1. Consolidated Financial Statements

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,755,241	$4,079,519
Short-term investments	30,740,673	44,653,599
Accounts receivable, less allowance of approximately $594,000 and $600,000 at March 31, 2005 and June 30, 2004, respectively	18,987,696	17,545,133
Inventories	7,312,369	8,109,987
Prepaid expenses and other current assets	3,718,574	2,392,048
Deferred tax asset, current	1,122,689	1,047,766

Total current assets	72,637,242	77,828,052

Property and equipment, net	10,372,660	9,561,794
Intangible assets, net	900,515	900,515
Deposits and other assets	1,373,859	1,249,971
Deferred tax asset, net	14,458,276	13,729,916

Total assets	$99,742,552	$103,270,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,809,589	$5,423,628
Accrued expenses	4,123,182	3,771,141
Accrued payroll	4,265,000	5,387,129
Current portion of long-term debt	116,138	1,459,890

Total current liabilities	14,313,909	16,041,788

Deferred rent	804,730	479,078
Long-term debt, less current portion	598,750	685,940

Minority interest	287,021	—

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 20,023,180 and 19,883,918 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	200,232	198,839
Additional paid-in capital	140,757,589	139,637,245
Deferred stock compensation	—	(164,031)
Accumulated other comprehensive income	1,330,877	537,688
Accumulated deficit	(58,550,556)	(54,146,299)

Total stockholders’ equity	83,738,142	86,063,442

Total liabilities and stockholders’ equity	$99,742,552	$103,270,248

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$29,153,356	$23,136,402	$81,406,520	$63,325,850
Other	513,317	429,082	1,423,879	971,678

Total revenues	29,666,673	23,565,484	82,830,399	64,297,528

Costs and expenses:
Cost of product sales	5,130,414	4,339,132	14,921,132	11,447,236
Royalty and technology	1,290,865	29,230	3,954,503	1,049,471
Research and development	3,265,291	2,418,685	9,128,124	8,046,982
Selling and marketing	11,697,262	9,191,831	31,014,403	25,804,901
General and administrative	5,614,028	5,014,995	14,536,618	13,783,855
Patent litigation settlement	—	—	14,000,000	—

Income (loss) from operations	2,668,813	2,571,611	(4,724,381)	4,165,083

Other income (expense):
Interest income	200,656	119,296	539,174	309,237
Interest expense	(2,012)	(33,378)	(27,474)	(152,059)
Other income (expense)	(35,840)	(5,327)	(95,395)	205,193

Income (loss) before minority interest and income taxes	2,831,617	2,652,202	(4,308,076)	4,527,454

Minority interest	(70,547)	—	(287,021)	—

Income (loss) before income taxes	2,761,070	2,652,202	(4,595,097)	4,527,454

Provision for (benefit from) income taxes	1,195,722	162,083	(190,840)	433,569

Net income (loss)	$1,565,348	$2,490,119	$(4,404,257)	$4,093,885

Basic net income (loss) per share	$0.08	$0.13	$(0.22)	$0.22

Diluted net income (loss) per share	$0.08	$0.12	$(0.22)	$0.20

Weighted average shares outstanding
Basic	20,000,382	19,493,223	19,942,787	18,924,145

Diluted	20,641,488	21,026,892	19,942,787	20,734,205

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2005	2004
	(Unaudited)
Operating activities
Net income (loss)	$(4,404,257)	$4,093,885
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	3,403,011	2,856,988
Loss on disposal of fixed assets	237,711	—
Compensation expense related to stock options	(89,219)	318,725
Deferred tax benefit	(631,053)	—
Minority interest	287,021	—
Changes in operating assets and liabilities:
Accounts receivable	(1,180,486)	(3,890,012)
Inventories	923,101	(705,709)
Prepaid expenses and other current assets	(1,307,365)	(113,671)
Deposits and other assets	(114,093)	(179,977)
Accounts payable	87,077	(1,349,387)
Accrued expenses	342,005	(464,129)
Accrued payroll	(1,160,506)	(507,025)
Deferred rent	325,652	37,893

Net cash (used in) provided by operating activities	(3,281,401)	97,581

Investing activities
Purchases of short-term investments	(11,388,366)	(20,419,247)
Sales and maturities of short-term investments	25,302,236	22,995,950
Capital expenditures	(4,271,033)	(4,919,736)

Net cash provided by (used in) investing activities	9,642,837	(2,343,033)

Financing activities
Exercise of common stock options	1,374,987	19,236,123
Principal payments of long-term debt	(1,430,942)	(2,283,975)

Net cash (used in) provided by financing activities	(55,955)	16,952,148

Effect of exchange rate changes on cash	370,241	501,576

Net increase in cash and cash equivalents	6,675,722	15,208,272
Cash and cash equivalents at beginning of period	4,079,519	7,883,129

Cash and cash equivalents at end of period	$10,755,241	$23,091,401

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three- and nine-month periods ended March 31, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature, except for the patent litigation settlement (see Note 6). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain prior year amounts have been reclassified to conform to current year presentation.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments at fair value, including employee stock options, effective for annual periods beginning after June 15, 2005. SFAS 123R provides two adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R on July 1, 2005, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement.

The Company is evaluating the impact of SFAS 123R on its financial statements together with strategies to manage the impact of equity-based compensation expense on its financial statements in a manner consistent with the impact on peer companies. The Company cannot make assurances that these strategies will be comparable to peer companies. Proforma historical expense, which is not likely to be representative of future expense, is included in Note 5.

In December 2004 the FASB also issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its consolidated financial statements.

3. Other Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or market. Inventories consist of the following:

	March 31,	June 30,
	2005	2004
	(unaudited)
Finished goods	$4,646,790	$5,516,411
Work in process	3,520,441	3,668,683
Raw materials	1,210,680	1,207,415

	9,377,911	10,392,509
Reserve	(2,065,542)	(2,282,522)

	$7,312,369	$8,109,987

Debt

On September 29, 2004, the Company paid the remaining principal and interest of $1,026,028 to satisfy its obligation under its note to Abbott Laboratories.

Deferred Rent

In December 2004, the Company increased deferred rent liability and related expense by approximately $300,000 to record the previously unrecognized impact of lease escalation provisions.

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

The benefit from income taxes recorded for the nine months ended March 31, 2005 is based on the Company’s estimated annual effective tax rate. Items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited, certain non-deductible expenses and research and development tax credits. The change in the estimated annual effective tax rate from the quarter ended December 31, 2004, was due to changes in projected operating results for the full fiscal year.

5. Stockholders’ Equity

Common Stock and Per Share Calculation

In conjunction with stock option exercises, the Company issued 60,299 and 582,728 shares of common stock for the three-month periods ended March 31, 2005 and 2004, and 139,262 and 1,413,342 shares of common stock for the nine-month periods ended March 31, 2005 and 2004, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $476,000 and $8,122,000 for the three-month periods ended March 31, 2005 and 2004, respectively, and $1,375,000 and $19,236,000 for the nine-month periods ended March 31, 2005 and 2004, respectively.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$1,565,348	$2,490,119	$(4,404,257)	$4,093,885
Denominator:
Weighted average shares outstanding – basic	20,000,382	19,493,223	19,942,787	18,924,145
Dilutive securities - stock options	641,106	1,533,669	—	1,810,060

Weighted average shares outstanding – diluted	20,641,488	21,026,892	19,942,787	20,734,205

Basic net income (loss) per share	$0.08	$0.13	$(0.22)	$0.22
Diluted net income (loss) per share	$0.08	$0.12	$(0.22)	$0.20

For the three-month periods ended March 31, 2005 and 2004, outstanding stock options to purchase approximately 2,436,000 and 68,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period, respectively. For the nine-month period ended March 31, 2004, outstanding stock options to purchase approximately 83,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive. None of the stock options outstanding in the nine-month period ended March 31, 2005 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”. For the three-month period ended March 31, 2004, compensation expense of $20,290, and for the nine-month periods ended March 31, 2005 and 2004, compensation expense of $(89,219) and $298,435 was recognized for the change in fair value of the equity award to non-employees, respectively. No compensation expense was recognized for the change in fair value of the equity award to non-employees for the three-month period ended March 31, 2005.

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$1,565,348	$2,490,119	$(4,404,257)	$4,093,885
Add: Stock-based non-employee compensation expense included in reported net income (loss), net of taxes	—	20,290	(54,459)	318,725
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants	(11,290,370)	(4,049,070)	(17,678,180)	(12,485,559)

Pro forma net loss	$(9,725,022)	$(1,538,661)	$(22,136,896)	$(8,072,949)

Net income (loss) per share:
Basic – as reported	$0.08	$0.13	$(0.22)	$0.22
Basic – pro forma	$(0.49)	$(0.08)	$(1.11)	$(0.43)
Diluted – as reported	$0.08	$0.12	$(0.22)	$0.20
Diluted – pro forma	$(0.49)	$(0.08)	$(1.11)	$(0.43)

On March 7, 2005, the Compensation Committee (the Committee) of the Company’s Board of Directors approved the acceleration of vesting of “underwater” unvested stock options held by certain current employees, including executive officers. The Committee and the independent members of the Company’s Board of Directors imposed restrictions on the stock option awards granted to executive officers of the Company, which restrict the ability of each such executive officer to sell any shares underlying any such stock option award until the earlier of (1) the original vesting date applicable to such shares (or any portion thereof) underlying such stock option award or (2) the executive officer’s termination of employment with the Company, death or disability. Stock options held by non-employee directors were not included in such acceleration. A stock option was considered “underwater” if the option exercise price was greater than or equal to $32.35 per share. As such, the Company fully vested options to purchase 622,202 shares of the Company’s common stock. The Company took this action primarily to avoid recognizing compensation cost in future financial statements when SFAS 123R becomes effective, which will be the first quarter of the Company’s 2006 fiscal year.

For pro forma disclosure requirements under SFAS 123, during the three- and nine-month periods ended March 31, 2005, the Company recognized $8.5 million of additional stock-based compensation for all options for which vesting was accelerated.

The pro forma amounts stated above are not likely to be representative of the effect on reported results for future years due to, among other things, the number of stock options granted, the vesting period of the stock options and the fair value of options to be granted in future years. Due to the uncertainty of realization of certain tax benefits, the Company did not reverse the portion of the valuation allowance established for the net operating loss carryforwards that are related to the exercise of stock options and, therefore, the stock-based employee compensation expense deducted above is not shown net of tax.

Comprehensive Income (Loss)

Comprehensive income (loss) for the quarter- and year-to-date ended March 31, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$1,565,348	$2,490,119	$(4,404,257)	$4,093,885
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (expense) of $4,661 and $(1,749), respectively	(7,302)	—	(805)	—
Foreign currency translation gain (loss)	(587,860)	(253,100)	793,994	501,576

Comprehensive income (loss)	$970,186	$2,237,019	$(3,611,068)	$4,595,461

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

On January 4, 2005, the Company made a payment for additional royalty and technology expense of $750,000, which was accrued at December 31, 2004, relating to terms agreed to on October 14, 2004 with Institut Pasteur with respect to a non-exclusive license to Institut Pasteur’s intellectual property concerning the Hepatitis B virus genome (see Note 8).

7.	Warranties

The Company reserves 2% of product sales for future standard warranty costs. The reserve is amortized ratably over the one-year standard warranty. The Company also offers its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the period of the extended warranty. Changes in the Company’s standard and deferred extended warranty revenue during the period are as follows:

	Nine Months Ended
	March 31,
	2005	2004
Balance, beginning of period	$1,076,652	$691,450
Standard warranty revenue deferred during the period	1,634,478	1,266,078
Standard warranty revenue recognized during the period, including expirations	(1,478,289)	(1,085,827)
Extended warranties sold during the period	474,815	60,786
Extended warranty revenue recognized during the period, including expirations	(160,572)	(29,948)

Balance, end of period	$1,547,084	$902,539

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

On January 18, 2005, the Company filed an answer to the complaint, along with counterclaims against Georgetown University stemming from Georgetown University’s failure to meet certain legal and fiduciary duties under the license agreement. The Company believes it has strong defenses and counterclaims against each of the allegations made in the complaint and intends to vigorously defend against such action, and to aggressively pursue its counterclaims against Georgetown University if a resolution of this matter cannot be reached. An adverse outcome to such proceeding, however, could subject the Company to significant liabilities or require the Company to renegotiate the license agreement, or revise the applications or products that use the licensed patents. The Company cannot provide assurances that it would be successful in negotiating commercially reasonable license terms, if at all, or that any such application or product revisions could be made without significant delay or cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2004. Some of the information that follows are not statements of historical fact, but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from additional government entities, managed care organizations, and private insurance plans, particularly outside the United States; risk that other companies may develop and market human papillomavirus (“HPV”) tests competitive with our own; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty to the outcome of patent litigation in which we are currently engaged; our ability to scale up our manufacturing to the extent demand for our products increases; our limited sales and marketing experience; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products in development; uncertainty of future profitability and cash generation from operations; our ability, if necessary, to obtain requisite additional financing to fund our operations beyond fiscal 2006; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

Our revenues, to a significant extent, have been derived from the sales of our diagnostic tests for the presence of HPV, which, for fiscal 2004, accounted for 83% of total revenues and, for the nine months ended March 31, 2005, accounted for 84% of total revenues. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, both in the United States and internationally, will continue to drive the growth in revenues from our HPV test products in the future.

In fiscal 2005, we believe that we will be able to sustain a gross margin consistent with fiscal 2004, which was 81% for the full 2004 fiscal year. We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology expense, as a percentage of product sales for the period.

We have in-licensed patents to a number of cancer-causing human papillomavirus types, biological materials and other intellectual property on which we pay royalties, patent maintenance and other technology access costs. Our total royalty and technology expenses are expected to be approximately 5% to 6% of product sales in fiscal 2005.

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

We believe that we need to continue to increase investment in our sales and marketing activities, which are essential to allow us to capitalize more fully on the potential of our HPV test products. During fiscal 2004 one significant area of investment was in our European infrastructure and distribution operations, and we expect to maintain such investment for the remainder of fiscal 2005 and beyond. We are also significantly expanding our sales organization in the United States and increasing our investment in physician detailing and direct-to-consumer promotion activities.

We expect to increase the size of our investment in research and development for the next several quarters and focus our research and development expenditures in the development of our next-generation Hybrid Capture platforms and other research and development programs related to HPV testing.

We expect our general and administrative expenses will increase to support the overall growth of our business.

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

Although we anticipate increasing our expenditures as described above, we expect to generate operating profit for the remainder of fiscal 2005; however, there can be no assurance that we will meet this goal. We do not expect that this profit will exceed the operating loss for the nine months ended March 31, 2005.

Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
			%			%
	2005	2004	change	2005	2004	change
	($ in thousands)
Total revenue	$29,667	$23,565	26%	$82,830	$64,298	29%
Product sales	29,153	23,136	26%	81,407	63,326	29%
HPV test product revenue	25,042	18,790	33%	69,832	52,417	33%
Cost of product sales	5,130	4,339	18%	14,921	11,447	30%
Gross margin (1)	82%	81%		82%	82%
Royalty and technology expense	$1,291	$29	4,316%	$3,955	$1,049	277%

(1)	We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology expense, as a percentage of product sales for the period.

Product sales increased 26% to approximately $29,153,000 for the three-month period ended March 31, 2005 from approximately $23,136,000 for the corresponding period in fiscal 2004. The increase was due primarily to a 33% growth in sales of our HPV test products over such sales in the corresponding period in fiscal 2004. The majority of the growth in our HPV test product revenue was in the United States, which increased 39% to approximately $19,870,000.

Product sales increased 29% to approximately $81,407,000 for the nine-month period ended March 31, 2005 from approximately $63,326,000 for the corresponding period in fiscal 2004. The increase was due primarily to a 33% growth in sales of our HPV test products over such sales in the corresponding period in fiscal 2004. The majority of the growth in our HPV test product revenue was in the United States, which increased 36% to approximately $55,247,000. The increases in United States HPV test product revenue for both the three- and nine-month periods ended March 31, 2005, versus the comparable periods in fiscal 2004, were due largely to the continued market acceptance of our HPV test in cervical cancer screening programs. The net impact of foreign exchange rate fluctuations on product sales was immaterial for the three- and nine-month periods ended March 31, 2005 and 2004, respectively.

Other revenues primarily include research and development contract revenues and equipment rental revenues. Other revenues increased 20% to approximately $513,000 for the three-month period ended March 31, 2005 from approximately $429,000 for the corresponding period in fiscal 2004. Other revenues increased 47% to approximately $1,424,000 for the nine-month period ended March 31, 2005 from approximately $972,000 for the corresponding period in fiscal 2004. The increase for the nine-month period ended March 31, 2005 was due primarily to an increase of approximately $164,000 in research and development contract revenue in the current period versus the corresponding period in fiscal 2004.

Cost of product sales increased by 18% to approximately $5,130,000 for the three-month period ended March 31, 2005 from approximately $4,339,000 for the corresponding period in 2004 and increased 30% to approximately $14,921,000 for the nine-month period ended March 31, 2005 from approximately $11,447,000 for the corresponding period in fiscal 2004. The increase for both periods was primarily due to increased product sales volume. Gross margin percentage on product sales increased to 82% for the three-month period ended March 31, 2005 from 81% for the corresponding period in fiscal 2004 and remained constant at 82% for the nine-month period ended March 31, 2005 compared to the corresponding period in fiscal 2004. The increase in gross margin percentage for the three-month period ended March 31, 2005 was the result of a shift in product mix from lower-margin test products to higher-margin HPV test products as well as a decrease in lower-margin equipment sales, which decreased 20% to approximately $1,893,000. These increases in gross margin percentage due to product mix changes were partially offset by increased manufacturing overhead costs. For the nine-months ended March 31, 2005, an increase in gross margin percentage due to decreasing equipment sales as a percentage of product sales was offset by increased manufacturing overhead costs.

Royalty and technology expense increased to approximately $1,291,000 for the three-month period ended March 31, 2005 from approximately $29,000 for the corresponding period in 2004 and increased 277% to approximately $3,955,000 for the nine-month period ended March 31, 2005 from approximately $1,049,000 for the corresponding period in fiscal 2004. The increase for the three-month period ended March 31, 2005 was primarily due to increased royalty expenses on net sales of our products based on a Settlement and License Agreement with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc. (collectively “Enzo”), under which we will pay Enzo royalties on future net sales of products covered by the license grant, and the reversal of approximately $535,000 of accrual during the three-month period ended March 31, 2004 based on the expectation that a specific royalty accrual would not materialize. The increase for the nine-month period ended March 31, 2005 was due to royalty expenses beginning October 1, 2004 based on the aforementioned Enzo settlement, a charge of $750,000 accrued during the quarter ended September 30, 2004 relating to a non-exclusive license to Institut Pasteur’s intellectual property concerning the Hepatitis B virus genome, and the aforementioned reversal of approximately $535,000 of accrual during the three-month period ended March 31, 2004. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.

Research and development expenses increased 35% to approximately $3,265,000 for the three-month period ended March 31, 2005 from approximately $2,419,000 for the corresponding period in fiscal 2004 and increased 13% to approximately $9,128,000 for the nine-month period ended March 31, 2005 from approximately $8,047,000 for the corresponding period in fiscal 2004. The increase for the three-month period ended March 31, 2005 was primarily attributed to a 267% increase in professional services to approximately $832,000 and a 17% increase in personnel costs to approximately $1,466,000 from the corresponding period in fiscal 2004. The increase in professional services for the three-month period ended March 31, 2005 was largely due to costs relating to automating preparation of clinical specimens for Hybrid Capture testing, and costs incurred for the preparation of compliance with the European Union In Vitro Diagnostic Directive (or “IVDD”) regulations for our Rapid Capture® System and related accessories, for which compliance is expected to be obtained in the last quarter of fiscal 2005. The increase for the nine-month period ended March 31, 2005 compared to the corresponding period in fiscal 2004 was largely due to a 25% increase in personnel cost to approximately $4,462,000. Because our research and development expenditures tend to benefit multiple product offerings, we do not account for research and development expenses on a per-product or per-disease target basis.

During the nine-month period ended March 31, 2005, our research and development activities focused on our platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focused our research and development activities in four areas: (1) core research efforts for next-generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) support of regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad.

Our core research efforts for next-generation technologies include research programs for improved molecular diagnostic assay systems for detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology. We completed initial technical feasibility of our proprietary next generation DNA test platform for ultra-sensitive detection of DNA targets in a multiplexed format and we are conducting further evaluations to confirm the applicability of the new method. We are working on products that will enable HPV genotyping, and have two products in the development pipeline. We continue our collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid, batch HPV test for resource constrained countries and have entered the second year of that program. Digene and PATH jointly fund the efforts subject to certain maximum funding obligations and Digene performs the product development and commercialization activities.

Product development activities are currently focused on improving and simplifying cervical specimen processing procedures and increasing Hybrid Capture 2 assay throughput, including a new batch preparation method for processing liquid-based cytology (“LBC”) specimens for Hybrid Capture testing. In support of this new method, we are conducting a multi-center clinical evaluation specifically for the processing of cervical specimens collected in ThinPrep® PreservCytTM Solution (Cytyc Corporation). The results of this study will support a Pre-Market Approval Supplement for the Hybrid Capture 2 testing of PreservCyt Solution specimens processed in this manner and is expected to lead to a FDA submission in fiscal 2006. This processing method is expected to become part of a more comprehensive clinical sample preparation workstation also in development, which is being designed to automate the front-end processing of all clinical specimen types for HPV, Chlamydia trachomatis (“CT”), and Neisseria gonorrhoeae (“GC”) testing, including specimens collected in our Specimen Transport Media (“STM”). This sample preparation workstation is intended to provide a streamlined means to prepare samples for transfer to the Rapid Capture System. We have also begun validation of the next version of Digene Microplate Luminometer (“DML”) software, which is expected to provide new features and improvements in the data acquisition and result reporting capabilities from our luminometer.

We are continuing efforts to expand HPV testing capabilities for additional LBC media, including the SurePathTM collection and preservative medium (TriPath Imaging). The regulatory work required to obtain FDA approval for use of SurePath for HPV testing following TriPath Imaging’s voluntary withdrawal of their Pre-Market Approval in February 2005 is ongoing as part of the continued collaboration between Digene and TriPath Imaging. Regulatory work was also completed that will enable the Rapid Capture System and associated products to be sold in the European Union.

Selling and marketing expenses increased 27% to approximately $11,697,000 for the three-month period ended March 31, 2005 from approximately $9,192,000 for the corresponding period in fiscal 2004 and increased 20% to approximately $31,014,000 for the nine-month period ended March 31, 2005 from approximately $25,805,000 for the corresponding period in fiscal 2004. The increase for the three-month period ended March 31, 2005 was due to personnel costs, which increased 56% to approximately $4,109,000 and marketing programs, which increased 46% to approximately $2,723,000. The increase in personnel costs is due largely to increasing the size of our physician detailing sales force for which we began hiring extensively in the quarter ended March 31, 2005. We expect to continue to grow the sales organization through fiscal 2006. The increase in marketing programs is the result of a direct-to-consumer marketing campaign implemented during the quarter ended March 31, 2005. The increase for the nine-month period ended March 31, 2005 was primarily due to personnel costs, which increased 41% to approximately $10,516,000; marketing programs, which increased 22% to approximately $6,380,000; and facility and overhead costs, including travel, which increased 29% to approximately $7,125,000. These increases were partially offset by a decrease in professional fees, which decreased 8% to approximately $5,730,000 due largely to a reduction in non-cash stock compensation expense related to a European consultant. Professional fees include costs based on our agreement with PDI, Inc. (“PDI”) since July 2003. PDI has recruited and administered a Digene-specific physician detailing sales organization dedicated to educating physicians about the benefits of the DNAwithPapTM Test in the U.S.

General and administrative expenses increased 12% to approximately $5,614,000 for the three-month period ended March 31, 2005 from approximately $5,015,000 for the corresponding period in fiscal 2004 and increased 5% to approximately $14,537,000 for the nine-month period ended March 31, 2005 from approximately $13,784,000 for the corresponding period in fiscal 2004. The increase for the three-month period ended March 31, 2005 was primarily the result of a 29% increase in personnel costs to approximately $2,483,000. The increase for the nine-month period ended March 31, 2005 was primarily attributed to a 20% increase in personnel costs to approximately $6,371,000 and a 20% increase in facility and overhead costs to approximately $2,367,000. This increase was partially offset by a 15% decrease in professional services to approximately $4,509,000, largely related to a decrease in legal fees, which decreased 31% to approximately $2,934,000.

The patent litigation settlement charge relates to the October 2004 settlement with Enzo, which was $14,000,000 for the nine-months ended March 31, 2005. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.

Interest income increased to approximately $201,000 for the three-month period ending March 31, 2005 from approximately $119,000 for the corresponding period in 2004 and increased 74% to approximately $539,000 for the nine-month period ended March 31, 2005 from approximately $309,000 for the corresponding period in fiscal 2004. The increases are primarily due to increases in the market yield on the balance of cash, cash equivalents and short-term investments for the three- and nine-months ended March 31, 2005 compared to the corresponding period in fiscal 2004.

Minority interest of approximately $71,000 and approximately $287,000 for the three- and nine-month periods ended March 31, 2005, respectively, represents third party interest in the earnings of Digene do Brasil LTDA (“DDB”), a majority-owned subsidiary of the Company. Historically DDB has had cumulative losses and accordingly minority interest had not been recorded. Significant intercompany accounts and transactions have been eliminated.

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

The provision for and benefit from income taxes recorded in the three- and nine-month periods ended March 31, 2005, respectively, are based on our estimated annual effective tax rate. Items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited, certain non-deductible expenses and research and development tax credits. The change in the estimated annual effective tax rate from the quarter ended December 31, 2004, was due to changes in projected operating results for the full fiscal year. Although our projected operating results for the full fiscal year result in a net loss due to the $14,000,000 patent litigation settlement, we project income tax expense because a substantial portion of this net loss is expected to be derived from Europe and we cannot use Europe losses to offset income generated in the United States.

Liquidity and Capital Resources

Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $58,551,000 at March 31, 2005. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At March 31, 2005, we had cash, cash equivalents and short-term investments aggregating approximately $41,496,000. We had negative cash flows from operations of approximately $3,281,000 for the nine-months ended March 31, 2005, due largely to the $14,000,000 settlement of patent litigation with Enzo discussed below, compared to positive cash flows from operations of approximately $98,000 for the comparable period in fiscal 2004.

Net cash provided by investing activities for the nine-months ended March 31, 2005 of approximately $9,643,000 included approximately $14,000,000 of net sales and maturities of short-term investments to pay patent litigation settlement expenses, as more fully described below, partially offset by approximately $4,271,000 of capital expenditures.

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

In August 2004, we established a leasing facility with ePlus Group, Inc. with a total commitment of $1,000,000. We intend to use such facility to fund the lease of computer hardware and associated software. As of March 31, 2005, we have used approximately $350,000 of such commitment.

We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to expand our Gaithersburg facility, as well as increasing accounts receivable as a result of expected revenue growth. We have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through fiscal 2006. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products; the effectiveness of our sales and marketing activities; our progress in product development efforts and the magnitude and scope of such efforts; our success in increasing and maintaining customer relationships; our ability to receive additional regulatory approvals for our product offerings; the cost and timing of expansion of our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and competitive market developments. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Other than our equipment leasing facility with ePlus Group, Inc., we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations would be materially adversely affected.

We have summarized below our material contractual obligations as of March 31, 2005 (in thousands):

		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
Long-term debt	$714,889	$116,138	$355,546	$243,205	$—
Physician detailing agreement	1,720,750	1,720,750	—	—	—
Operating leases	16,095,392	3,576,853	9,915,322	2,501,138	102,079
Minimum royalty payments (1)	16,003,107	2,003,107	10,500,000	3,500,000	—

Total contractual cash obligations	$34,534,138	$7,416,848	$20,770,868	$6,244,343	$102,079

(1)	On October 14, 2004, we paid Enzo $16 million under the terms of the Agreement. Of the $16 million payment, $2 million will be used to offset future minimum royalty payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. In the quarter ended March 31, 2005, foreign currency exchange rate fluctuations had an impact on revenues from our operations outside the United States and impacted the amount of expenditures recorded for international operations. The net impact of foreign exchange rate fluctuations on earnings was immaterial for the three- and nine-month periods ended March 31, 2005 and 2004, respectively. Interest rate exposure is primarily limited to the approximately $41,496,000 of cash, cash equivalents and short-term investments owned by us at March 31, 2005. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

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

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1	Amendment to the Amended and Restated 1999 Incentive Plan, Stock Option Awards to Employees Working in France.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date: May 9, 2005	By:	/s/ Charles M. Fleischman

Charles M. Fleischman
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2005	By:	/s/ Joseph P. Slattery

Joseph P. Slattery
Senior Vice President, Finance and
Information Systems
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1	Amendment to the Amended and Restated 1999 Incentive Plan, Stock Option Awards to Employees Working in France.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.