Form 10-K
period 2005-06-30
DIGENE CORP
filed 2005-09-13
CIK 1011582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-28194
DIGENE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1536128

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1201 Clopper Road	20878

Gaithersburg, Maryland	(Zip Code)

(Address of principal executive offices)
Registrant’s telephone number, including area code: (301) 944-7000
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $416,514,062. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 31, 2004.
     As of September 8, 2005, 20,115,391 shares of the registrant’s Common Stock were issued and outstanding.
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
     Our HPV testing products, which are the only Food and Drug Administration (FDA)-approved tests for the detection of human papillomavirus, are each a reproducible, objective test for the primary cause of cervical cancer. Our HPV testing products are not limited by the subjective nature or visual limitations of cytology and can be used by physicians to assess the risk of developing cervical cancer.
     On March 31, 2003, the FDA approved the use of our hc2 High-Risk HPV DNA® Test as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap test for women age 30 and older and used as an aid in cervical cancer screening programs to assess patient risk of developing disease caused by high-risk HPV infection. We market this high-risk HPV test under a number of product names in the United States and abroad, including the DNAwithPap®, the DNAPap™ and The Digene® HPV Test. All references in this Form 10-K using these product names refer to our hc2 High-Risk HPV DNA Test. The Digene HPV Test and the hc2 HPV Test are both also FDA-approved as a follow-up to an equivocal Pap test result for women, independent of age.
     In the United States we have focused our efforts to establish The Digene HPV Test as the primary screen for cervical disease in conjunction with the Pap test for women age 30 and older, as currently approved. Internationally, we are working to establish the Digene HPV Test, also marketed under the name DNAPap, as the primary screen for cervical disease in conjunction with and independent of the Pap test.
     Clinical practice guidelines from the American College of Obstetricians and Gynecologists (ACOG), the American Cancer Society, the Association of Reproductive Health Professionals, the National Cancer Institute and the American Society of Colposcopy and Cervical Pathology support the use of an FDA-approved high-risk HPV DNA test as a follow-up to an equivocal Pap test result and as a primary screen in conjunction with the Pap test for women age 30 and older. In April 2005, ACOG published a practice bulletin providing a “Level A” recommendation, ACOG’s highest level of recommendation, based on “good and consistent evidence” that HPV testing together with a Pap test is more effective than the Pap test alone in identifying women with cervical cancer and its precursors. In addition to the clinical practice guidelines supporting The Digene HPV Test, numerous studies supporting the cost effectiveness of our product have been published.
     In fiscal 2005, revenue from our HPV testing products was $97,437,345.

     In addition to our HPV test products, our diagnostic test product portfolio includes gene-based tests for the detection of chlamydia (CT), gonorrhea (GC), cytomegalovirus (CMV) and hepatitis B virus (HBV). We also develop and sell to clinical laboratories the equipment, instrumentation and accessories used to perform clinical specimen testing with our diagnostic tests, including the Rapid Capture® System. The Rapid Capture System is an automated processing system that enables the diagnostic analysis of over 350 tests in a single six and one-half hour laboratory shift. In 2001 we received FDA clearance for use of the Rapid Capture System with our diagnostic tests for chlamydia and gonorrhea and in May 2004 we received FDA approval for use of the Rapid Capture System for human papillomavirus testing.
     During our fiscal year that ended June 30, 2005, we focused our efforts on the commercial introduction of The Digene HPV Test as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap test for women age 30 and older, with emphasis in the United States, and placements of our Rapid Capture System in the United States.
     Our goal is to become a global leader in gene-based testing systems for women’s cancers and infectious diseases. Our strategy is to leverage both our position as a pioneer in the human papillomavirus testing market, and our Hybrid Capture technology to develop additional tests for the early detection of disease. We have established relationships with clinical laboratories, physicians and other healthcare professionals, developed primarily through our HPV test product marketing efforts, which will help us to sell our products.
Our Products
     Diagnostic tests are used to inform physicians of the presence of a disease or a disease-causing agent and provide critical information necessary for treatment. Diseases today are primarily classified based on physiological symptoms and indirect measurements that are obtained using conventional diagnostic methods that may bear little relationship to the underlying mechanism or cause of the disease.
     In many cases, conventional diagnostic tests also lack the clinical sensitivity and specificity to provide definitive diagnoses during the early stages of disease. Clinical sensitivity is typically regarded as the measure of a test’s ability to accurately detect the presence of disease. A false negative test result can lead to providing a negative or normal diagnosis to a patient who has the disease. Clinical specificity is typically regarded as the measure of a test’s ability to correctly identify the absence of disease when it is not present. A false positive test result can lead to providing a positive or abnormal diagnosis to a patient who does not have disease. We believe clinical sensitivity and specificity can be greatly enhanced by using gene-based information.
     We expect gene-based diagnostic tests to create a fundamental shift in both the practice of medicine and the economics of the diagnostics industry. Gene-based diagnostic tests are expected to create an increased emphasis on preventative and predictive molecular medicine. Physicians will be able to use these tests for the early detection of disease and to treat patients on a personalized basis, allowing them to select the most effective therapy with the fewest side effects.
     We believe the higher clinical sensitivity and negative predictive value (the measure of how often a negative test result correctly identifies the absence of disease) of our tests may reduce the overall patient management costs and eliminate costs associated with late diagnosis of disease, equivocal test results and false negative diagnoses. This potential for cost reduction arises because the higher accuracy reduces the need for follow-up exams, allows healthcare resources to focus on patients who have, or are at an increased risk of developing, disease and minimizes the expenditure of resources on those patients at least risk. In addition, the relatively straight-forward format and significant automation capabilities of our tests allow ease of laboratory use, reducing overall processing costs.

     The following table describes the diagnostic test kit products and principal instrumentation we market and sell.

Product	Infection	Market	Marketed Since

Digene HPV Test (hc2 High-Risk HPV DNA Test) (1)(2)	HPV	Worldwide, primarily U.S., Europe and Asia/Pacific	2000 in U.S. (from June 2003 as the DNAwithPap Test (also known as The Digene HPV Test and the hc2 High-Risk HPV DNA Test)) July 2003 in Europe

hc2 HPV Test (3)	HPV	Worldwide, primarily Europe, Canada, Asia/Pacific and Latin/South America	1995

hc2 CT Test	Chlamydia	Worldwide, primarily U.S., Europe, Japan, South America and Canada	1998 in Europe 1999 in U.S.

hc2 GC Test	Gonorrhea	Worldwide, primarily U.S., Europe, Japan, South America and Canada	1999

hc2 CT/GC Test	Chlamydia and Gonorrhea from same sample	Worldwide, primarily U.S., Europe, Japan, South America and Canada	1999 in Europe 2000 in U.S.

hc1 CMV Test	Cytomegalovirus	U.S., Asia/Pacific (4)	1998

hc2 HBV Test	Hepatitis B virus	Asia, primarily Korea; U.S. (4)	1995

Instrumentation and Accessories:

Rapid Capture System	HPV, Chlamydia and Gonorrhea	U.S.	May 2004 in U.S. March 2005 in Europe

Hybrid Capture Microplate System	All hc2 assay targets	Worldwide	1995

(1)	Detects high-risk HPV types only.

(2)	Outside of the United States, this test is marketed under the name DNAPap and in this Form 10-K when we refer to The Digene HPV Test we also mean the DNAPap Test.

(3)	Detects high-risk and low-risk HPV types.

(4)	In December 2003 we ceased all marketing and sales in Europe and Canada of our diagnostic test products for cytomegalovirus and Hepatitis B virus, and in June 2005 we ceased sales of the hc2 HBV Test in the United States.
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

     Our hc2 HPV Test contains individual RNA probes that are mixed into cocktails of the thirteen most significant cancer-causing, high-risk papillomavirus types (types 16, 18, 31, 33, 35, 39, 45, 51, 52, 56, 58, 59 and 68), and low-risk human papillomavirus types which are not linked to the development of cervical cancer (types 6, 11, 42, 43 and 44). The Digene HPV Test (also sold under the name hc2 High-Risk HPV DNA Test) contains individual RNA probes of the thirteen most significant cancer-causing, high-risk human papillomavirus types. Each of our HPV test products use a signal amplification process to detect small amounts of the human papillomavirus DNA collected from the cells of the cervix. Each test kit consists of RNA probes to specific human papillomavirus types, antibodies, detection reagents and a 96-well microplate coated with antibodies.
     Each of our HPV test products is prescribed by a gynecologist or other healthcare professional. The healthcare professional collects the specimen by inserting a collection brush into the cervix, rotating the brush to collect cells, removing it and placing it into a transport tube device. The device is then sent to the laboratory, where it is processed and tested with the hc2 test kits by a lab technician and specialized software programs provided with our Hybrid Capture 2 systems to generate qualitative patient test results indicating presence or absence of human papillomavirus DNA in the cervical specimen. The laboratory subsequently reports these test results to the requesting physician using standard reporting procedures and the physician advises the woman of the test results and the appropriate follow-up treatment/action, if any. The entire process can be completed in one day but is typically performed in two to three days. When our test is used with an FDA-approved liquid-based Pap test, the entire process is the same except that only one specimen is collected for both our HPV test and the Pap test, permitting the laboratory to perform human papillomavirus testing without the need for additional specimen collection.
     Since infection with HPV is necessary for the development of essentially all cervical cancer, testing with our HPV test products identifies women at high risk for the development of cervical disease and cervical cancer. This predictive nature of human papillomavirus testing permits healthcare professionals to classify women who test negative for human papillomavirus as being unlikely to develop cervical disease in the foreseeable future. Such classification may safely permit increased screening intervals, within the current guidelines, for such women, saving costs for the healthcare provider and permitting the allocation of resources to those women who currently have cervical disease or are at significant risk for developing cervical disease in the future.
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
     Our chlamydia and gonorrhea tests are prescribed and performed by a gynecologist or other healthcare professional using the same methods used to perform our HPV tests. We have the only test cleared by the FDA (our hc2 CT/GC Test) for the simultaneous detection of chlamydia and gonorrhea infections, in addition to human papillomavirus, from a single patient sample. We believe the ability to perform multiple tests from a single patient specimen provides greater convenience to patients and their physicians and reduces healthcare costs by decreasing the frequency of patient visits and testing. Clinical studies on women have indicated that our hc2 CT Test is capable of detecting chlamydia in up to 98% of the cases in which the bacterium is present and our hc2 GC Test is capable of detecting gonorrhea in up to

92% of the cases in which the bacterium is present. We also offer our hc2 CT/GC Test which can be used to test for both infections from the same sample, needing only to confirm the presence of chlamydia and/or gonorrhea by follow-up testing of CT/GC positive specimens with our hc2 CT Test and hc2 GC Test.
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
     We have developed unique testing products using our Hybrid Capture technology to detect the presence of cytomegalovirus and hepatitis B virus. Our hc1 CMV Test is the only DNA test cleared for the detection of cytomegalovirus by the FDA. Our hc2 HBV Test is currently available primarily in Asia. In June 2005, we ceased sales of the hc2 HBV Test in the United States. Our CMV and HBV Tests are prescribed by a gastroenterologist, transplant surgeon or other healthcare professional. The healthcare professional draws a blood specimen from the patient. The specimen is then sent to the laboratory, where it is processed and tested with the appropriate Digene test kit by a lab technician and specialized software programs provided with our Hybrid Capture 1 and Hybrid Capture 2 systems generate the results. The laboratory subsequently reports the test results to the physician using standard reporting procedures and the physician advises the patient of the test results and the appropriate follow-up treatment. Depending on the level of hepatitis B virus in the patient’s blood, antiviral therapy will be presented, modified or discontinued. For transplant patients, the level of cytomegalovirus in the blood is used to determine the presence or absence of cytomegalovirus infection. Patients with presumed active cytomegalovirus infections are prescribed antiviral therapy. Transplant patients are typically monitored once per week for cytomegalovirus DNA for twelve weeks following the initial organ transplant.
     Our Instrumentation and Accessory Products. We manufacture instrumentation and accessories for performing our tests in clinical laboratories. For our hc1 and hc2 tests, we offer a manual Hybrid Capture system that includes a DML 2000 luminometer, plate washers, microplate heaters and additional accessories. We also offer our Rapid Capture system, which is an automated pipetting and microplate handling platform developed for high volume diagnostic testing using our Hybrid Capture technology. Using our Rapid Capture system, a single laboratory technician can perform over 350 tests in a single laboratory shift. Our HPV test products are approved, and our chlamydia and gonorrhea tests products are 510(k)-cleared by the FDA for use with the Rapid Capture system.
Cervical Cancer Screening
     Traditional Diagnostic Testing in Cervical Cancer Screening. Worldwide, cervical cancer affects over 400,000 women annually and, after breast cancer, is the second most common malignancy found in women. The treatment of cervical cancer after it reaches the advanced stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. If detected in the precancerous stage, a vast majority of cervical cancer cases are preventable. The United States has a relatively low incidence of cervical cancer due to widespread use of cervical cancer screening methods and significant expenditures on screening infrastructure, which includes sophisticated laboratory facilities, highly trained cytotechnologists and extensive regulatory oversight. Nonetheless, approximately 3,700 women in the United States die annually of this preventable disease. Outside the United States, limited resources and underdeveloped or non-standardized testing infrastructure often lead to underdiagnosis of cervical disease, resulting in a significantly higher incidence of cervical cancer.
     Pap tests have been the principal method for cervical cancer screening since the 1940s. Approximately 60 million Pap tests are performed annually in the United States, and we believe that an additional 60 to 100 million are performed annually in the rest of the world. Pap test results fall into three broad categories: normal, abnormal and equivocal, or ASC-US (Atypical Squamous Cells of Undetermined Significance). An equivocal classification is given to Pap test results that cannot be definitively classified as either normal or abnormal; this classification occurs in approximately 5% to 7% of all cases.
     Women with normal Pap test results typically do not undergo follow-up treatment beyond routine Pap testing, unless there are other indicators of increased risk for disease such as being HPV-positive, which could necessitate more frequent follow-up testing for women over 30. A diagnostic follow-up alternative for women with abnormal Pap tests is a colposcopic examination (visual examination of the cervix with the aid of a colposcope). Many women also undergo biopsy at the time of colposcopy, and may go on to have any suspected lesions ablated (physically removed with a scalpel or cauterizing instrument). Women with equivocal Pap test results may undergo HPV testing and/or repeat Pap testing; thereafter, an abnormal or positive result from either would necessitate a follow-up colposcopy.
     Although the use of the Pap test has been successful in reducing deaths due to cervical cancer in the United States, Pap testing has significant limitations, including results leading to false negative diagnoses, failure to identify cervical disease in a significant number of women, limited predictive value and inability to detect the presence of the cancer-causing types of HPV, the primary cause of cervical cancer. Consequently, Pap testing does not allow the clinician to identify women with no overt signs of cervical disease but who are at increased risk for developing cervical disease or cervical cancer in the future.
     HPV Testing in Cervical Cancer Screening. In 1999, the Journal of Pathology reported that human papillomavirus, a sexually transmitted virus, is the primary cause of cervical cancer and that 99.7% of cervical cancers contain cancer-causing human papillomavirus. Persistent infection with cancer-causing human papillomavirus types is a necessary precursor to virtually all cervical cancer. A positive HPV test result is more meaningful with increasing age because human papillomavirus infection is more likely to be persistent in more mature women. Clinical studies have shown that approximately 20% of women age 30 and older with cancer-causing human papillomavirus have high-grade cervical disease. Additionally, women age 30 and older with persistent human papillomavirus infection and who do not have cervical disease are at significant risk of developing cervical disease in the future.
     In 2002, the Journal of the American Medical Association, (JAMA), published Consensus Guidelines recommending testing for human papillomavirus in the management of women with ASC-US Pap test results. These “2001 Consensus Guidelines” were sponsored by the American Society for Colposcopy and Cervical Pathology (ASCCP), and state that for managing women with ASC-US results, HPV testing is the “preferred approach” when it can be performed directly from a liquid-based pap test, also known as “reflex” HPV testing, or when the HPV testing specimen can be collected during the initial office visit. Since the publication of these guidelines in 2002, we believe that the use of HPV testing as a follow-up to an ASC-US Pap test result has become the standard of care and that HPV testing is used in approximately 75% of such cases in the United States.
     In July 2003, ACOG published recommendations for cervical cancer screening that include the use of an FDA-approved high-risk HPV DNA test for women age 30 and older. The Digene HPV Test is the only FDA-approved high-risk HPV DNA test. In April 2005, ACOG issued a “Level A” designation

– ACOG’s highest level of recognition – that HPV testing together with a Pap test is more sensitive than cytology alone.
     We believe The Digene HPV Test, when used in conjunction with the Pap test for women age 30 and over, or as a follow-up to an equivocal Pap test for all women independent of age, enhances cervical cancer screening by overcoming the shortcomings of the Pap test alone. The Digene HPV Test:
•	demonstrates increased clinical sensitivity for high-grade cervical disease, reducing false negative diagnoses and increasing the number of women correctly diagnosed with disease;

•	detects the presence of the cancer-causing types of HPV and allows the clinician to identify women who, despite no overt signs of cervical disease, are at higher risk for developing cervical disease or cervical cancer in the future;

•	is a reproducible and objective test method that reduces or eliminates the subjectivity inherent with Pap testing; and

•	with its increased clinical performance, may also permit the healthcare professional to contain or reduce costs associated with cervical cancer screening by more accurately identifying women with cervical disease, or those who are at increased risk for cervical disease, permitting healthcare professionals to more accurately direct diagnostic screening and follow-up medical intervention.
Clinical Validation of HPV Testing in Cervical Cancer Screening
     Over the last several years, many general population screening studies using our HPV test products have been conducted by prominent medical professionals and academic and government institutions throughout the world, including the National Cancer Institute, Columbia University, Kaiser Permanente Medical Group and the Cleveland Clinic Foundation. Many of these studies assessed the usefulness of our HPV test products in comparison to the Pap test for women age 30 and older. These studies, including a meta-analysis of multiple studies that was published in the August 2003 Archives of Pathology and Laboratory Medicine, demonstrate the superior performance of our HPV test products when used for primary general population screening alone, or in combination with Pap test, to detect underlying cervical disease as compared with the Pap test alone. The meta-analysis shows that women age 30 and older who test negative for human papillomavirus and have normal Pap test results are not likely to have cervical disease currently and are at very low risk of developing cervical disease in the future. Women age 30 and older who test positive for high-risk human papillomavirus are at significant risk of developing cervical disease or cancer.
     Other examples of these studies include results of a clinical trial involving 11,085 women published in The Lancet in December 2003 which concluded that, in women age 30 and older, the HPV DNA test is more effective than the Pap test; a July 2003 study published in Cancer Causes and Control involving 7,868 women in Mexico, which demonstrated high sensitivity (98.0%) and excellent negative predictive value (99.9%) of The Digene HPV Test in combination with the Pap test; and a study of 8,101 women age 30 and over in Germany published in May 2003 in the British Journal of Cancer, which found that use of The Digene HPV Test in conjunction with the Pap test was 100% sensitive for detecting high-grade cervical disease and cancer and also had a negative predictive value of 100%. In addition, a study authored by the Harvard School of Public Health and Columbia University, which appeared in Obstetrics & Gynecology in April 2004, used computerized modeling to compare various cervical cancer screening scenarios and found that screening women age 30 and older with both a Pap test and an HPV

DNA test could potentially reduce cervical cancer incidence by up to 93% and result in a 30% cost savings compared to the traditional annual Pap test.
Our Markets and Competition
     Globally, The Digene HPV Test holds a strong competitive position due to our patent-protected and clinically validated Hybrid Capture platform and high-volume automation instrumentation, the breadth of our intellectual property rights to high-risk HPV types, our ability to test for human papillomavirus, chlamydia and gonorrhea from the same sample, our strong regulatory position, our success in obtaining reimbursement for our products, and our marketing focus that includes programs designed to educate healthcare professionals and consumers about the benefits of HPV testing. Digene is currently the only market participant with FDA-approved HPV DNA test products. For detection of HPV, we sell our products in the United States for the two FDA-approved indications: adjunctive primary screening with a Pap test for women age 30 and older, and follow-up testing of equivocal Pap test results in women of all ages. In Europe and the rest of the world, HPV testing is in varying stages of research and adoption, with most “official” use limited to follow-up for equivocal Pap tests. We are aware of an increasing number of clinical trials being conducted to explore use of HPV testing for primary screening, both with a Pap test or as a stand-alone initial test, as well as for proof of clearance or cure after treatment for diagnosed cervical disease or cancer.
     We compete with well established diagnostic technologies such as cytology and, particularly in Europe, from emerging alternative HPV testing approaches such as home-brew polymerase chain reaction (PCR), other indicators of disease and other “home brew” testing methods developed by laboratories. With the increasing acceptance of the importance of HPV testing, we expect such competition will intensify. In the United States, our largest market, our competitors include manufacturers of liquid-based Pap tests, such as Cytyc Corporation and TriPath Imaging, and emerging competitors, such as Ventana Medical Systems, Inc., which markets an in situ hybridization product not yet approved by the FDA. The Pap test, and related follow-up diagnostic procedures, such as colposcopy and biopsy, have a long history of use, are widely accepted, inexpensive (in the case of the Pap test) and, with regular use, may be adequate screening tests for cervical cancer. When The Digene HPV Test is marketed as an adjunct to the Pap test for primary screening, it is sometimes perceived as adding unnecessary expense and counseling time to such accepted cervical cancer screening methodology. In addition, technological advancements designed to improve the quality of sample collection and preservation, as well as to reduce Pap testing’s susceptibility to human error, may increase physician reliance on the Pap test and solidify its market position. These factors may inhibit significant market acceptance of the Digene HPV testing products for primary cervical cancer screening, and many of our sales and marketing programs are focused on educating healthcare professionals and consumers about the advantages of HPV testing.
     Currently, approximately 60 million Pap tests are performed annually in the United States. We believe the potential HPV testing market is approximately 35 million tests conducted annually, either adjunctively with a Pap test, as follow-up testing for women with abnormal or equivocal Pap test results, or as “proof of cure.” We assume some extension of screening intervals as part of this market estimation, but believe the size of the overall market potential may grow in the future if we pursue approval for use of our HPV test product for stand-alone primary cervical cancer screening. By the end of fiscal 2005, we estimated our penetration of this potential HPV testing market to be approximately 12% in the United States.
     We estimate that an additional 60 to 100 million Pap tests are performed annually in the rest of the world, performed in countries where a cytology infrastructure exists. We believe the current HPV testing market is limited to follow-up testing for women with equivocal or abnormal Pap test results. However, in the future, we expect such global HPV testing market to expand as primary cervical cancer screening, either with a Pap test or as a stand-alone, gains acceptance on a country-by-country basis, particularly in countries without existing cytology infrastructure.
     In June 2002, Institut Pasteur announced that it had transferred its human papillomavirus intellectual property estate to F. Hoffman-La Roche Ltd. (Roche), including assignment of a cross-license agreement between Digene and Institut Pasteur. Based on Roche’s description of the virus types it has acquired or otherwise has access to, and despite our continuing exclusive access to several high-risk HPV types, we believe Roche has the ability to develop an HPV test that could be competitive with Digene products in the future. Roche currently is marketing a PCR-based HPV testing product in Europe, as well as technology for HPV genotyping. Roche is substantially larger and better capitalized than Digene, can offer an HPV test as part of a broader menu, and has existing customer relationships in the gene-based probe diagnostics business. If Roche receives FDA approval for an HPV test, we may not be able to compete in a way that will allow us to substantially increase our share of the HPV testing market. However, we believe there are a number of technical hurdles that Roche must overcome before its HPV testing products can become truly competitive and that we retain advantages in the clinical validation of our products and our success in obtaining product-specific reimbursement approvals. In February 2005, Roche entered into an agreement with Gen-Probe Incorporated (Gen-Probe), under which Roche will manufacture and supply DNA probes for use in Gen-Probe HPV test kits. According to publicly available filings with the Securities and Exchange Commission, the agreement calls for Gen-Probe to pay Roche up to $30 million for access to Roche proprietary HPV types, including those transferred from Institut Pasteur. Such agreement may also lead to increased competition in our market.
     Clinical studies have shown that our HPV test products, used in conjunction with the Pap test, enable excellent diagnostic capabilities due to high clinical sensitivity and high negative predictive value. As it relates to the clinical usefulness of our HPV tests, particularly as alternative HPV assays begin to emerge, it is important to distinguish between clinical sensitivity and analytical sensitivity. Clinical sensitivity is a measure of a test’s ability to accurately detect the presence of disease. Analytical sensitivity is simply the lower limit of a test’s ability to detect a given analyte, in this case HPV DNA. Although clinical sensitivity is a function of analytical sensitivity, analytical sensitivity alone is not a sufficient measure of a test’s clinical value. Cervical cancer is generally not present unless HPV DNA has reached a critical limit of viral load in tissues, thus the cutoff value of a test is a very important attribute relating to clinical sensitivity and specificity. Due to the high prevalence of HPV infection in specific populations and the transient nature of this infection in those populations, most of which does not lead to disease, HPV tests should not have excessive analytical sensitivity as this creates clinical false positive results. A large volume of clinical validation data exists which has shown that obtaining a positive result with our HPV test reflects the presence of clinically relevant HPV infection, which is a very strong indicator of the risk of developing cervical disease or cancer. Conversely, but equally as important, the high negative predictive value of our HPV test demonstrates that a negative HPV test result is a strong indicator that neither cervical cancer nor its cause is present, offering greater reassurance to women and their physicians, alleviating patient anxiety, and reducing healthcare costs.
     With respect to our other diagnostic test products, the medical diagnostics and biotechnology industries are subject to intense competition. Some of our products, such as our tests for chlamydia, gonorrhea, hepatitis B virus and cytomegalovirus, compete against existing screening, monitoring and diagnostic technologies, including tissue culture and antigen-based diagnostic methodologies. Our competitors in the United States and abroad for gene-based diagnostic probes include Roche Diagnostics, Abbott Laboratories, Bayer Corporation, Chiron Corporation and Gen-Probe. Other companies, including large, well-capitalized pharmaceutical and biotechnology companies, may enter the market in the future. We believe the primary competitive factors in the market for gene-based probe diagnostics and other screening devices are clinical validation, performance and reliability; ease of use; standardization; cost; proprietary position; the competitor’s share of the existing market; access to distribution channels;

regulatory approvals; and availability of reimbursement. For the CT/GC market specifically, the key challenge for Digene is our current lack of a urine-based indication for our test.
     Our existing and potential competitors may be in the process of seeking FDA or foreign regulatory approvals for their respective products and/or may enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise, and distribution channels. In addition, many of these companies may have established third-party reimbursement for their existing products. We may not be able to continue to compete effectively against existing or future competitors, which may have a material adverse effect on our business, financial condition and results of operations.
Sales and Marketing
     We focus our sales and marketing strategy on achieving broad market acceptance of our gene-based diagnostic tests, particularly The Digene HPV Test. Over the last several years, the majority of our sales and marketing investments have been directed to the launch of The Digene HPV Test in the United States for both FDA-approved indications, to expand the use of our HPV testing products for follow-up and primary cervical cancer screening in the rest of the world, and to build demand for our tests among the medical profession, public health officials and consumers.
     Increasing awareness of the benefits of HPV testing, including the ability to use our HPV testing products as part of an accurate assessment of the risk of developing cervical disease or cancer, is the key step in our demand-creation marketing campaign for our HPV test products. Our strategy has involved:
•	establishing and expanding a clinician sales organization dedicated to increasing the knowledge base of healthcare professionals; in fiscal 2005 we increased the size of such organization by 73% to 64 sales professionals;

•	establishing widespread laboratory distribution for our HPV test products through direct sales programs, strategic alliances with major diagnostic companies and co-marketing programs with clinical reference laboratories;

•	implementing a direct-to-consumer advertising campaign in the United States, designed to create awareness of the HPV-cervical cancer link and the beneficial role of The Digene HPV Test;

•	investing in accredited continuing medical education (CME) programs and hospital grand rounds to build understanding of the clinical utility of HPV testing among clinicians;

•	sponsoring, or participating in, major multi-center clinical trials to establish the clinical utility and cost effectiveness of our tests;

•	promoting the presentation and publication of clinical trial results at prestigious meetings and in leading medical and healthcare journals, while communicating the results to the public and healthcare professionals;

•	working with managed care providers, national governments and reimbursement agencies to establish reimbursement; and

•	supporting women’s health advocacy groups to call for widespread use of HPV testing and to educate consumers about the benefits of such testing.

     The following table provides information regarding our revenues and assets. For further information regarding our product sales, including revenues from our principal products, our HPV test products, as well as profits and losses from operations for the last three fiscal years, see our consolidated financial statements in Item 8 of this Form 10-K.
Significant Product Revenues and Assets

	Fiscal 2003	%	Fiscal 2004	%	Fiscal 2005	%
			($ in thousands)
Product revenues from U.S. operations	$45,603	73%	$65,655	74%	$86,928	77%
Product revenues from Non U.S. operations	16,837	27%	23,160	26%	26,291	23%
Revenues from HPV test products worldwide	51,114	82%	74,581	84%	97,437	86%
Assets located in U.S.	50,843	80%	92,506	90%	92,654	87%
Assets located outside U.S.	12,532	20%	10,764	10%	14,191	13%
North American Market
     Our commercialization plan for the United States consists of five key activities, all of which progressed significantly in fiscal 2005.
     First, we continue to pursue and receive support of governmental agencies, medical societies and physician groups regarding the efficacy of HPV testing using The Digene HPV Test (DNAwithPap). Second, we have established formalized programs to co-market The Digene HPV Test with our laboratory partners to physicians and payors. Third, we have implemented physician education programs, which are driven by our physician detailing organization and third-party organizations, working independently, to educate physicians and women about the proper use of the combined tests. Fourth, we have established, and continue to work to establish, comprehensive health insurance reimbursement for our products. And fifth, we partner with women’s advocacy groups, and have launched our own direct-to-consumer awareness campaigns to educate the public about the benefits of HPV testing. These five key elements of our Digene HPV Test commercialization plan are coordinated and balanced with our overall demand creation marketing plan.
     Clinical reference laboratories, hospitals and integrated health networks are key partners in clinician use of our HPV and other testing products. We have developed strong relationships with these important customers through a direct laboratory-focused sales force supported by internal and field-based technical and customer service representatives. At the end of fiscal 2005, approximately 325 clinical laboratories in the United States provided testing using our HPV, chlamydia, gonorrhea and cytomegalovirus testing products. The largest laboratory providers in the United States, such as Quest Diagnostics and Laboratory Corporation of America (LabCorp), all have active programs for automatic HPV testing for women with equivocal results from specimens collected using Cytyc Corporation’s ThinPrep Pap Test. In addition, several national and regional reference and hospital clinical laboratories are actively working to build awareness of the clinical value of primary HPV testing with a Pap test in women age 30 and over.
     To enhance the knowledge base of clinicians, in May 2003 we entered into an agreement with PDI, Inc., under which PDI established a Digene sales organization dedicated to educating U.S. physicians, nurses and other healthcare professionals about the benefits of The Digene HPV Test. The PDI sales force initially included 32 sales professionals. In fiscal 2005 we expanded our direct-to-clinician sales organization to include 64 sales professionals and seven field-based managers. We also assumed responsibility for the direct management of this sales team, by hiring the managers and the majority of the representatives. We are currently in discussions with PDI to maintain an ongoing relationship with the company as a partner for recruiting, hiring and maintaining a portion of the field-based clinician sales team. The efforts of our sales force are supplemented by a diverse educational-outreach program. In fiscal 2005, approximately 7,500 practicing clinicians participated in one or more

Digene-sponsored CME and/or grand round programs. In fiscal year 2006, we plan to continue these activities.
     Our ability to secure adequate reimbursement from government and third-party payors is an important element of our sales and marketing plan. In the United States, all of our FDA-approved products have some level of reimbursement coverage for their FDA-approved indications. This has been supported by the American Medical Association, which assigned specific Current Procedural Terminology (CPT) codes – necessary for reimbursement – for HPV testing. The Centers for Medicare and Medicaid Services also has established Medicaid and Medicare reimbursement for our HPV test products. In terms of indication, coverage for HPV testing as a follow-up test for equivocal Pap results is estimated at near full penetration. Coverage for HPV testing as primary screening in women age 30 and older, in conjunction with a Pap test is available from payors that provide health insurance to an estimated 225 million “covered lives” in the United States. The effort to extend access to HPV testing has received help from Women in Government, a bipartisan, non-profit organization representing the nation’s more than 1,600 elected state-level women legislators, which in 2004 launched a 10-year campaign to eliminate cervical cancer. Women in Government is supporting initiatives by state legislators to introduce and pass bills and resolutions calling for greater education and access to new technologies such as HPV testing. By the end of fiscal 2005, 27 of these laws and resolutions had passed, including two that called for mandated coverage of primary HPV testing.
     In March 2005, we launched a direct-to-consumer (DTC) advertising campaign designed to educate women about the link between HPV and cervical cancer and the availability of The Digene HPV Test. To date, the DTC campaign has included advertisements placed in nine national magazines and a 30-second television ad aired in the Philadelphia, Baltimore and Atlanta markets. At the same time, we launched a new web site, www.thehpvtest.com, to educate and enable women to understand the relationship between HPV and cervical disease.
     International Markets
     Internationally, we continue to make progress in increasing the market penetration of our hc2 High-Risk HPV DNA Test, also marketed as the DNAPap outside of the United States, in cervical cancer screening programs throughout Europe, Latin and South America, and the Asia/Pacific region. We have direct, company-controlled sales operations in Europe and Brazil, and also make extensive use of independent distributors in other international markets in which we offer our products. In fiscal 2005, we increased overall international revenue from our HPV test products by approximately 23% over the prior year.
     We have established reimbursement for our marketed products in all major European countries, Mexico, Brazil, Australia and all major Asian countries. We also work with our distribution networks in smaller markets to establish reimbursement from third-party payors in their respective territories, and with government and ministry officials to establish appropriate reimbursement coverage for our marketed products.
     As we continue to grow the international sales of our products, we anticipate that changes in the rate of exchange for foreign currencies into U.S. dollars may have an adverse impact on our revenues.
     Europe. We have established Digene subsidiaries in Germany, France, Italy, Spain, the United Kingdom and Switzerland, which currently sell our products into 11 European countries. We also have established an extensive, third-party distributor network that markets our products in 25 additional countries in Europe, the Middle East and Africa.

     Challenges we have faced in the European market include:
•	Limited clinical guidelines and government funding for HPV primary screening;

•	Strong resistance from some current participants in the pathology, cytology and gynecology infrastructure;

•	Limited reimbursement in certain countries;

•	Competition from emerging, non-validated technologies; and

•	Allocation of some Digene resources to fund our fiscal 2005 marketing focus in the United States.
     Although we sustained losses from our European operations as a whole in fiscal 2005, we believe the transition from a distributor sales model to a combination of Digene-managed direct sales and a third-party distributor network under company control will be key to accelerating market penetration. This approach should allow for better control of our marketing programs, higher test kit margins and improved customer support. In addition, we believe that progress in Europe will be driven by our coordinated sales and marketing programs, which include comprehensive physician and laboratory education, public awareness campaigns and government education efforts.
     An example of the strides already being made in Europe is the use of our hc2 High-Risk DNA HPV Test in the United Kingdom’s ongoing pilot program to implement HPV testing for borderline Pap results into the National Health Service’s cervical cancer screening program. A separate clinical trial is looking at the use of HPV testing as a possible stand-alone diagnostic tool, with cytology as follow-up. Meanwhile, in February 2004, the French Ministry of Health approved reimbursement for biologists when testing for high-risk HPV types as a follow-up evaluation of women with equivocal Pap results. The French ministry has stated its intent to study use of HPV testing for routine screening. In addition, we are working to secure higher reimbursement from health authorities and third-party payors in Germany, France, the Czech Republic and Spain.
     Central and South America. In Brazil, we market our products directly through our majority-owned subsidiary, Digene do Brasil LTDA. The products we market include our gene-based diagnostic test products and our proprietary Universal Collection Medium (UCM™), which enables both cytology and HPV DNA testing to be done from one patient sample. This product was launched in 2002. In other countries in Latin America we contract with specific distributors to sell our products. We first began to market our products in these regions during 2003. Our primary markets are Mexico, Colombia and Costa Rica and secondary markets include Peru, Argentina, Chile, Ecuador, and Venezuela. In 2004, Mexico’s INSP (Instituto Nacional de Salud Publica) began a study using our HPV test with the purpose of demonstrating its benefit in primary screening for cervical cancer prevention.
     We believe we have potential for growth in Central and South America, due to the high cervical cancer rates in the population, the key relationships we are building with governments in various countries, a growing government awareness that current methods of detection are not successful in the population, and the lack of alternative HPV testing products. The challenges we face include the lack of direct control that results from reliance on distributor relationships, the cost of our test compared to conventional cytology and colposcopy, the lack of general consumer awareness about HPV, a lack of screening infrastructure, and the reluctance of distributors and laboratories to invest in instrumentation.
     Asia/Pacific. The Asia/Pacific market encompasses approximately 770 million women age 30 to 60. We are concentrating our efforts in Korea, Japan, China, Australia, Taiwan and Hong Kong, and

work in these countries through established distributor arrangements. Some OB/GYN societies within the region have recognized the potential role of HPV testing in cervical cancer screening, but no organizations have published guidelines as of yet. Reimbursement is highly varied in the Asia/Pacific region. In Japan, there is regulatory approval for marketing our hc2 HPV, chlamydia and gonorrhea tests. Our hc2 HPV test also is registered with the People’s Republic of China State Food and Drug Administration, and HPV testing reimbursement has been established in Beijing, Shanghai and Guangzhou. In Australia, there are currently recommendations for post-disease treatment management using our HPV test products.
     Historically, the Asia/Pacific region suffers from a lack of screening infrastructure and cytology expertise. The female population is becoming increasingly aware of the benefits of cervical cancer screening. Alternatives, including liquid cytology and polymerase chain reaction (PCR) HPV testing, are becoming available in the Asia/Pacific region. We have planned a series of programs and activities focused on key markets in this region and intend to coordinate speaker programs to help increase awareness of HPV testing and its advantages, to conduct focused lobbying activities along with direct government contact, and may explore direct-to-consumer activities and educational events. There also are opportunities in the region for sales of our tests for chlamydia and gonorrhea.
Regulatory Approvals
     Receipt and maintenance of regulatory authorization to market and sell our products is vital to our success. The following table summarizes the regulatory approvals and clearances we have received to date for our principal products.

Product	Regulatory Status

hc2 High-Risk HPV DNA Test	FDA approved in March 2003 for adjunctive screening with Pap for women age 30 and older; FDA approved in March 2000 for follow-up to an equivocal Pap test for all women; CE-marked for use either as an adjunctive or stand-alone primary screen in the European Union; registered for use in Japan, Canada, the Russian Federation, Argentina, Chile, Colombia, Costa Rica and Ecuador. Pending new distributor registration in Mexico. Marketed under the name Digene HPV Test in the United States and DNAPap in the rest of the world.

hc2 HPV Test	FDA approved in March 1999 for detection of high and low risk HPV for follow-up to an equivocal Pap test for all women (the preceding hc1 version of this test was approved for this same indication in March 1995 and use of Cytyc Corporation’s PreservCyt specimens was approved in August 1997); CE-marked for use either as an adjunctive or stand-alone primary screen in the European Union; registered for use in Japan, Canada, the Russian Federation, Argentina, Chile, Colombia, Costa Rica and Ecuador. Pending new distributor registration in Mexico.

hc2 CT Test	FDA 510(k) marketing clearance granted in October 1999; CE-marked for use in the European Union and the additional indication for use of Cytyc Corporation’s PreservCyt specimens in April 2005; marketing clearance obtained in Brazil and Argentina (1999), and in Japan (October 2001) and India (March 2001).

hc2 GC Test	FDA 510(k) marketing clearance granted in November 1999; CE-marked for use in the European Union and the additional indication for use of Cytyc Corporation’s PreservCyt specimens was attained in April 2005; marketing clearance obtained in Brazil and Argentina (1999), and in Japan (October 2001) and India (March 2001).

Product	Regulatory Status

hc2 CT/GC Test	FDA 510(k) marketing clearance granted in February 2000; CE-marked for use in the European Union and the additional indication for use of Cytyc Corporation’s PreservCyt specimens in April 2005; marketing clearance obtained in Brazil and Argentina (1999), and in Japan (October 2001) and India (March 2001).

hc1 CMV Test	FDA 510(k) marketing clearance granted in September 1998.

Rapid Capture System	FDA 510(k) marketing clearance for chlamydia and gonorrhea testing granted in September 2001 and approved for HPV testing in May 2004; CE-marking for use with CT/GC testing was obtained March 2004 and for HPV testing in January 2005.

Hybrid Capture Microplate System	U.S. commercialization authority provided de facto as part of the diagnostic test kit FDA approvals and clearances; original CE mark certification completed as part of the diagnostic test kits.

Hybrid Capture System Multi-Specimen Tube Vortexer 2	CE-marking obtained in February 2005.
     In addition to seeking regulatory authorizations for our own products, we work with other companies to seek regulatory approval for use of these companies’ specimen collection products to provide the specimens necessary to perform our diagnostic tests. Most notably:
•	We received FDA approval in 1997 for the use of our hc2 HPV Test using Cytyc Corporation’s ThinPrep Pap® Test sample collection system. In April 2005, CE-mark approval was granted through Digene’s European Notified Body (Lloyd’s Register Quality Assurance) for use of Cytyc Corporation’s PreservCyt specimen media with our hc2 CT/GC DNA Tests.

•	In 2002, we submitted a pre-market approval supplement (PMA supplement) with the FDA seeking approval of the use of our hc2 HPV Test with TriPath Imaging, Inc.’s SurePath™ Test Pack sample collection system. Also in 2002, we received notice from the FDA that the PMA supplement was not approvable as submitted. We worked with TriPath to complete additional clinical studies and submitted the results of these studies to the FDA for pre-market approval in August 2004. In February 2005, Tripath withdrew the PMA supplement after Tripath and the FDA agreed that additional clinical information and analysis would be required. We continue to work with Tripath to submit a PMA supplement containing this additional data and information.

•	In December 2003, we submitted 510(k) pre-market notifications to the FDA for clearance to use the Cytyc Corporation ThinPrep® vial as a specimen for testing with our chlamydia and gonorrhea test products. During fiscal 2005, we continued to work with the FDA, and worked to complete additional clinical studies that the FDA indicated could lead to receipt of the desired marketing clearance. We do not, however, expect to complete these 510(k)s for chlamydia and gonorrhea testing in the immediate future.
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
     Our research and development programs are geared to deliver continuing improvements in the detection of cervical cancer precursors and sexually transmitted infections, including human papillomavirus, chlamydia and gonorrhea; and we seek to enhance our technological strength in these areas. We have developed our tests so that they can be performed on samples collected for routine liquid-based Pap tests. Our research and development investments are directed at productivity improvements for HPV testing, new indications for our technology and associated regulatory approvals. In fiscal 2005, we focused our research and development activities in four areas: core research efforts for next-generation technologies; new product development activities; support and improvement of existing product lines and equipment offerings; and support of regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad.
     Our core research efforts for next-generation technologies include research programs for improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology.
     We completed initial technical feasibility of our proprietary next generation DNA test platform for ultra-sensitive detection of DNA targets in a multiplexed format and we are conducting further evaluations to confirm the applicability of the new method. We are also working to develop products that will enable HPV genotyping, and have three such products in the development pipeline that may be commercialized for in-house laboratory test development use.
     In May 2005, we signed a license agreement with Luminex Corporation under which we acquired non-exclusive worldwide rights to commercialize certain in vitro clinical diagnostic tests using Luminex’s xMAP® multiplex liquid bead-based array technology, which enables testing for multiple markers or diseases at a single time. We believe this license agreement marks an important milestone in the development of our hc4 platform. For example, one of our HPV genotyping products in development is a Luminex-based multiplex genotyping test for up to 19 HPV types employing a modified configuration of our PCR primers and L1 typing patents.
     In 2003, we entered into a collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid batch HPV test product for resource constrained countries and that program is ongoing. In conjunction with PATH, we jointly fund the efforts subject to certain maximum funding obligations and we perform the product development and commercialization activities. We expect to have a prototype for initial clinical evaluation during calendar 2006.
     Our product development activities currently focus on improving and simplifying cervical specimen processing procedures and increasing Hybrid Capture 2 assay throughput, including a new batch preparation method for processing liquid-based cytology specimens for Hybrid Capture testing. In support of this new method, we are near completion of a multi-center clinical trial specifically for the evaluation of processing of cervical specimens collected in Cytyc Corporation’s ThinPrep PreservCyt Solution. The results of this study will support a PMA supplement for the Hybrid Capture 2 testing of PreservCyt Solution specimens processed in this manner and is expected to lead to a FDA submission in fiscal 2006. This processing method is expected to become part of a more comprehensive clinical sample preparation workstation also in development, which is being designed to automate the front-end processing of all clinical specimen types for HPV, chlamydia and gonorrhea testing, including specimens collected in our Specimen Transport Media (STM). This sample preparation workstation is intended to provide a streamlined means to prepare samples for transfer to the Rapid Capture System. We have also begun validation of the next version of Digene Microplate Luminometer software, which is expected to provide new features and improvements in the data acquisition and result reporting capabilities from our luminometer. We are continuing efforts to expand HPV testing capabilities for additional liquid-based cytology media, including TriPath Imaging, Inc.’s SurePath collection and preservative medium.
     We spent approximately $10,262,000, $10,744,000 and, $12,964,000 on research and development in fiscal 2003, 2004 and 2005 respectively.
Facilities and Manufacturing
     We lease approximately 111,000 square feet of office and manufacturing space in Gaithersburg, Maryland. Approximately 45% of such space is dedicated to our manufacturing, quality control and shipping activities. We currently run one manufacturing and product shipment shift per workday and have the capacity to add additional shifts as required. Our lease expires December 31, 2009 and we have the ability to extend the lease for two five-year terms. We are currently in negotiations with our landlord to add approximately 33,000 square feet of additional manufacturing and research and development space to our Gaithersburg facility. We believe that we have sufficient manufacturing capacity to satisfy demand through the completion of this expansion and, post expansion, we expect to be able to expand our production capability to satisfy demand for the foreseeable future.
     We lease office and sales operations facilities in the United Kingdom, Germany, Switzerland, France, Italy and Spain, which leases run in length from one year to eight years. We also utilize a third-party warehouse facility in Germany to support our European operations.
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
     We have established a quality control program, including a set of standard manufacturing and documentation procedures, intended to ensure that our products are manufactured and tested in accordance with the FDA’s Quality System Regulations, which imposes current Good Manufacturing Practice requirements. We received ISO 9001 certification in 1999 and transitioned to ISO 13485 certification in 2003.
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
     Hybrid Capture Technology
     Our Hybrid Capture technology combines two of the most significant technologies in the life sciences industry, DNA/RNA probes and monoclonal/polyclonal antibodies, to allow rapid, standardized gene-based testing in virtually any laboratory setting. In May 2001, we received a United States patent for our Hybrid Capture assay from the United States Patent and Trademark Office. Foreign counterparts of this patent application have been granted to us in Europe, Japan and Australia. We have also filed United States patent applications relating to other aspects of our Hybrid Capture technology. The earliest of these Hybrid Capture assay patents will expire in the United States in 2018 and in Europe in 2012. In addition, in connection with our settlement of litigation with Enzo Biochem, Inc. and Enzo Life Sciences, Inc. in October 2004, we obtained an irrevocable non-exclusive license to use certain technologies in connection with our Hybrid Capture products. We have an exclusive license with the University of Hawaii for two patents covering monoclonal antibodies for the detection of RNA:DNA hybrid complexes, the first of which expires later in 2005 and the second in 2006. We have exclusive rights to the chemiluminescent substrates (used to create a chemical reaction that produces light in connection with our Hybrid Capture signal amplified molecular technology) included in our Hybrid Capture test products under our long-term supply agreement with Applied Biosystems. Such agreement includes certain license rights to manufacture the product in the event the manufacturer is not able to do so.
     We believe our Hybrid Capture patent estate provides us with exclusivity, and that expiration of individual patents will not have a material adverse impact on our business. We have not out-licensed our Hybrid Capture technology to any third party and believe our know-how and the complexity of our technology make it difficult for others to replicate our Hybrid Capture technology.
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

     The following table provides information regarding the human papillomavirus types included in our HPV test products.

HPV Type(s)	Summary Description	Status	Patents

HPV 16, 18, 31, 45, 51, 59	In public domain; Digene has ownership of unique genetic material	high-risk	Not applicable.

HPV 33, 39	Institut Pasteur issued patents; cross-licensed to Digene	high-risk	Cross-license rights under multiple patents for HPV 33 and HPV 39. U.S. and European patents will expire between 2007 and 2017.

HPV 35, 56	Digene issued patents; cross-licensed to Institut Pasteur	high-risk	Digene holds one U.S. patent to HPV 35 (expires May 2007) and multiple patents related to HPV 56 (expire between October 2007 and May 2008).

HPV 52	Georgetown-issued patents, exclusively licensed to Digene	high risk	License under multiple issued patents. U.S. patent expires in 2014, European patents in October 2009 and Japanese patent in 2009.

HPV 58	Kanebo issued patent; exclusively licensed to Digene	high-risk	Patent expires in February 2009.

HPV 68	Institut Pasteur issued U.S. patent, exclusively licensed to Digene	high-risk	Patent expires in February 2017.

HPV 6, 11	In public domain; Digene has ownership of unique genetic material	low-risk	Not applicable.

HPV 42	Institut Pasteur issued patents; cross-licensed to Digene	low-risk	Cross-license rights under multiple issued patents. U.S. patents will expire between 2012 and 2016 and European patents will expire between 2007 and 2012.

HPV 43, 44	Digene issued patents; cross-licensed to Institut Pasteur	low-risk	Digene holds one U.S. patent to HPV 43 (expires June 2006) and one patent to HPV 44 (expires June 2007).
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
     We are party to a cross license agreement with Institut Pasteur, under which we obtained a worldwide non-exclusive license to United States patents and patent applications and corresponding foreign patents and patent applications, relating to HPV types 33, 39 and 42. In return, we granted to Institut Pasteur a worldwide non-exclusive license to our three owned United States patents and corresponding foreign patents and applications relating to HPV types 35, 43 and 56. We granted Institut Pasteur the right to extend the scope of its non-exclusive license to include the United States patent and corresponding patent applications relating to HPV type 44 at such time as Institut Pasteur discovers and develops an additional HPV type which is equivalent in value to HPV type 44. If such extension is granted, we will receive a license to the new HPV type discovered and developed by Institut Pasteur. Under the cross license agreement, Institut Pasteur has the right to grant a sublicense of its rights under the cross license agreement, without the right to grant further sublicenses, to Beckman Instruments (now known as Beckman Coulter, Inc.) and to affiliates of Institut Pasteur. Under the cross license agreement, both parties are restricted from granting any additional licenses to the HPV types subject to the cross licenses but are entitled to assign their rights, subject to all restrictions. We believe that the cross license agreement terminates on the last to expire of the underlying patent rights. Any prior termination of the cross license could have a material adverse effect on our business, financial condition and results of operations. In June 2002, we were notified by Institut Pasteur that it had transferred to F. Hoffman-La Roche Ltd. (Roche) the human papillomavirus intellectual property estate of Institut Pasteur, which included an assignment of the cross license agreement to Roche. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. We are currently party to a patent infringement action with Ventana Medical Systems and Beckman Coulter related to these matters. Please see Item 3. “Legal Proceedings,” for a description of such litigation.
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
     Through a Settlement and License Agreement with Georgetown University, which replaces a previous license between us and Georgetown University, we obtained exclusive, irrevocable, worldwide rights to a United States patent and corresponding foreign patents and patent applications relating to HPV type 52 and to a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. The licenses granted under the Settlement and License Agreement with Georgetown will terminate upon the last to expire of the licensed patent rights. The L1 gene sequence-related patent will expire in 2008 in the United States and in 2006 in Europe. We are obligated to make royalty payments to Georgetown University based on the percentage of net sales (as defined in the Settlement and License Agreement) of products incorporating the licensed technologies. The Settlement and License Agreement was entered into in connection with the settlement of litigation between us and Georgetown University in July 2005. Please see Item 3. “Legal Proceedings,” for a description of such settlement.
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
     Other Intellectual Property
     In July 2001, Institut Pasteur notified us that Institut Pasteur was granted a new U.S. patent concerning the Hepatitis B virus genome and requested information from Digene regarding products that may use the technology described in this patent. In December 2004, we finalized a non-exclusive license regarding such patents.
     In May 2005, through an agreement with Luminex Corporation, we acquired non-exclusive worldwide rights to commercialize certain in vitro clinical tests for use in women’s health diagnostics using Luminex’s xMAP® multiplex liquid bead-based array technology, which enables testing for multiple markers or diseases at a single time. We plan to use xMAP technology in our next generation of Hybrid Capture products. The term of the license expires upon expiration of the last of the licensed patents under the agreement.
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
     Our principal trademarks include:

Registered Trademarks:	DIGENE
DIGENE DESIGN
DNA WITH PAP
HC2 HIGH-RISK HPV DNA TEST
HYBRID CAPTURE
RAPID CAPTURE
SHARP SIGNAL

Additional Trademarks:	DNAPAP
UCM
HC2
THE DIGENE HPV TEST & logo
THE HPV TEST & logo
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
     Before a new device can be introduced into the market, the manufacturer generally must obtain pre-market approval through the filing of a pre-market approval application (PMA) or, if pre-market approval through the pre-market approval requirements is not necessary, pre-marketing clearance through the filing of a 510(k) notification is usually required.
     In the United States, medical devices and diagnostics are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling and adherence to quality and safety requirements, and class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidance). Generally, class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices). Our HPV test products are subject to pre-market approval requirements and our diagnostic tests for chlamydia, gonorrhea and cytomegalovirus are subject to the 510(k) marketing clearance requirements. The regulatory requirements for our instrumentation, including our manual Hybrid Capture system and Rapid Capture system, are predicated upon the diagnostic test products with which they are used.
     Generally, a PMA must be filed for a proposed new device unless the applicant can show, under FDA regulations, that the proposed device is “substantially equivalent” to a legally marketed class I or class II device. A PMA must be supported by valid scientific evidence, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. The PMA must also contain the results of relevant bench tests, laboratory and animal studies, if applicable, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device, in addition to device labeling and advertising literature.
     If a PMA is accepted for filing, the FDA begins an in-depth review of the submission. FDA review of a PMA generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. The pre-market approval review process includes a pre-approval inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with the applicable quality and safety requirements. In addition, an advisory committee made up of clinicians and/or other appropriate experts is typically convened to evaluate the application and make recommendations to the FDA as to whether the device should be approved. The pre-market approval process can be expensive, uncertain and lengthy.
     Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMA applications. PMA supplements often require the submission of the same type of information required for an initial PMA application, but limited to the information necessary to support the proposed change.
     A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed class I or II medical device or to a pre-amendment class III medical device (i.e., on the market on or before May 28, 1976) for which the FDA has not called for compliance with pre-market approval requirements. It generally takes from three to six months from the date of submission to obtain a 510(k) clearance, but can take twelve months or longer depending on any additional information requested by the FDA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data is needed before a substantial equivalence determination can be made, either of which could delay market introduction of a new product. A request for additional data may require that clinical studies of the device’s safety and effectiveness be performed. Additionally, any modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitutes a major change to the intended use of the device will require a new 510(k) notification or PMA supplement.
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
     Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies.
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
     The FDA actively enforces regulations prohibiting the promotion of devices for unapproved (or “off label”) uses and the promotion of devices for which pre-market clearance or approval has not been obtained. Any failure by us to comply with these requirements can result in regulatory enforcement action by the FDA and possible limitations on the promotion and/or sale of our products.
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
     We incurred significant expense in fiscal 2004 and similar expense in fiscal 2005 in completing our activities to comply with the European Union In Vitro Diagnostic Directive. By December 3, 2003, we completed all work necessary to comply with the European Union’s In Vitro Diagnostic Directive, which included labeling our HPV, chlamydia and gonorrhea products with a CE mark to indicate compliance with certain European Community requirements, including product standards, and ensuring that our products meet those requirements. We continued this effort in fiscal 2005 for several key accessories and instrumentation of the Hybrid Capture 2 System and achieved CE-marking for our Rapid Capture system, our MST vortexer, and a check plate for our DML 2000 luminometer. In addition, we expanded our CE mark for our CT and GC products to include testing of Cytyc’s PC media. The approval by the FDA and foreign government authorities is unpredictable and uncertain, and the necessary approvals or clearances may not be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances could have a material adverse effect on our business, financial condition and results of operations.
Employees
     At June 30, 2005, we had 401 employees, including 57 in research and development, 105 in manufacturing, including quality assurance, 145 in sales and marketing and 94 in accounting, finance, administration and regulatory affairs. At June 30, 2005, 55 of such employees were employed by our European subsidiaries. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are good.
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
     We have had substantial operating losses since incorporation in 1987. We turned profitable during the fourth quarter of fiscal 2003, but prior to that we never earned a profit. At June 30, 2005, our accumulated deficit was approximately $62,313,000. Previous losses have resulted principally from:
•	expenses associated with our research and development programs;

•	our sales and marketing activities in the United States and internationally;

•	patent litigation costs and settlement and licensing expenses; and

•	other expenses, including administrative and facilities costs.
Historically, our net losses were $9,396,616 in fiscal 2002, and $4,323,511 in fiscal 2003. We had net income of approximately $21,542,000, which included a deferred tax benefit of approximately $14,900,000, in fiscal 2004. In fiscal 2005, we had net loss of approximately $8,167,000, primarily due to payments made to settle ongoing litigation matters. We believe that our existing capital resources will be sufficient to meet the anticipated cash needs of our current business at least through calendar year 2006. However, if we incur operating losses during or after fiscal 2006 or if one or more of the events described in these Risk Factors actually occurs, we may have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through alternative sources. Any equity financing would dilute our then-current stockholders. We do not have any committed sources of additional financing. Additional funding, if necessary, may not be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to some of our technologies, product candidates, products or potential markets.
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

     HPV testing applies a new gene-based technology and testing approach that is different from the cytology (reviewing cells under a microscope) approach of the Pap test, which is a well-accepted method for cervical cancer screening. We have expended, and need to continue to spend, significant resources to educate physicians and laboratories about the patient benefits that can result from using our HPV test products in addition to the Pap test, and to assist laboratory customers in learning how to perform our HPV test products. Using our HPV test products along with the Pap test for primary screening in the United States may be seen by some of these customers as adding unnecessary expense to the generally accepted cervical cancer screening methodology and we frequently need to provide information to counteract this impression on a case-by-case basis. To date, we have been able to grow our revenues from sales of our HPV test products from approximately $19,495,000 in fiscal 2001 to approximately $97,437,000 in fiscal 2005. If we are not successful in executing our marketing strategies, our HPV test products may not attain significant market acceptance and we will not be able to continue to grow our revenues.
     During fiscal 2005 we expanded our direct-to-consumer awareness marketing programs because we believe a well educated female population will work with their health care providers to increase the use of The Digene HPV Test. The campaign to date involved national print advertisement and focused television advertising in three locations, Philadelphia, Baltimore and Atlanta. We intend to move into other markets early in fiscal 2006. If we are not successful in executing this marketing program, we may not be able to significantly increase the sales of our HPV tests to the extent we desire.
     Furthermore, technological advances designed to improve quality control over sample collection and preservation and to reduce the Pap test’s susceptibility to human error may increase physician reliance on the Pap test and solidify its market position as the most widely used screen for cervical cancer.
     Our products for the diagnosis of the presence of chlamydia and gonorrhea compete with other FDA-cleared products that detect the presence of such infectious diseases. Our marketing activities focus on providing information regarding the accuracy and objective nature of these diagnostic tests, but such activities are time-consuming and expensive. We believe the best way to increase our revenues from these products is to educate laboratories and physicians about the ability to run such tests from the same patient sample collected for HPV testing. If we are not successful in executing our marketing strategy we do not expect to significantly grow our revenues from these products. Our test to identify and monitor the viral load of hepatitis B virus is one of a number of alternatives available to detect the presence of the hepatitis B virus.
If more third-party health insurance payors do not adequately reimburse for our HPV test products, the use of our HPV test products may not increase, thus negatively affecting our ability to grow our revenues.
     A significant portion of the sales of our products in the United States and other markets depend, in large part, on the availability of adequate reimbursement to users of our tests from government insurance plans, including Medicare and Medicaid in the United States, managed care organizations and private insurance plans. We believe we have nearly universal coverage from U.S. government payors, third-party payors and managed care entities for our hc2 HPV Test as a follow-up test to categorize equivocal Pap test results. In addition, government payors, third—party payors and managed care entities that provide health insurance coverage to over 225 million people in the United States currently authorize reimbursement for the use of our Digene HPV Test to adjunctively screen women age 30 and older to assess the presence or absence of significant, cancer-causing HPV types. We also seek reimbursement coverage in other countries where we market our products, particularly in Europe, and receipt of the necessary approvals is time-consuming and expensive. Reimbursement coverage for the Pap test is universal in the United States and in other markets where we sell our HPV test products.

     We have encountered delays in receipt of some European reimbursement approvals, which has impacted our ability to grow revenues in these markets.
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
     In 2002 we made the decision to establish our own sales, marketing, distribution, warehousing and customer support infrastructure in Europe for the sale of our HPV test products and other products. Other companies selling medical diagnostic products in Europe are larger and significantly better capitalized than we are, and have had established European operations for a significantly longer period than we have. We had previously used third-party distributors to distribute and market our products in Europe, and our product inventory, distribution and customer support services are still in the development process. Approximately $13,041,000, or 28%, of our sales and marketing expenditures and approximately $5,792,000, or 29%, of our general and administrative expenditures for fiscal 2005 related to our activities in Europe. During the same period, approximately $15,613,000, or 16%, of our HPV testing revenues were from sales in Europe. We expect to continue to expend significant resources to grow and maintain our infrastructure as much as possible given the resources at our disposal, but such resources may not be sufficient to meaningfully increase our revenues in Europe. Our revenues and operating results could be hurt by our inability to successfully grow and maintain our distribution infrastructure or our inability to effectively market our products in Europe.
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
     Each of our products and product candidates are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act. Governmental bodies in other countries also have medical device approval regulations which are becoming more extensive. Such regulations govern the majority of the commercial activities we perform, including the indications for which our products can be used, product development, product testing, product labeling, product storage, use of our products with other products and the manufacturing, advertising and promotion of our products for the approved indications. Compliance with these regulations is expensive and time-consuming. With respect to our HPV test products, we were the first company to obtain approval of regulatory applications for human papillomavirus testing in the United States and in many countries in Europe (our principal markets), which adds to our expense and increases the degree of regulatory review and oversight. The expense of submitting regulatory approval applications in multiple countries as compared to our available resources impacts the decisions we make about entering new markets.
     Each medical device that we wish to distribute commercially in the United States will likely require either 510(k) clearance or pre-market approval from the FDA prior to marketing the device for in vitro-diagnostic use. Clinical trials related to our regulatory submissions take years to execute and are a significant expense for us. The 510(k) clearance pathway usually takes from three to twelve months, but can take longer. The pre-market approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years, but can also take longer. It took us more than four years to receive pre-market approval to offer our current generation HPV test product to test for the presence of the human papillomavirus in women with equivocal Pap test results and pre-market approval to use our Digene HPV Test as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap test for women age 30 and older. With respect to our ongoing efforts, in April 2002, we submitted a PMA supplement with the FDA seeking approval of the use of our hc2 HPV Test with TriPath Imaging, Inc.’s SurePath Test Pack sample collection system. In July 2002, we received notice from the FDA that the PMA supplement was not approvable as submitted. We worked with TriPath during fiscal 2004 to complete additional clinical studies and submitted the results of these studies to the FDA in August 2004 for pre-market approval. In February 2005, Tripath withdrew the PMA supplement after Tripath and the FDA agreed that additional clinical information and analysis would be required. The regulatory time span increases our costs to develop new products and increases the risk that we will not succeed in introducing or selling new products in the United States.
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
     Changes in existing requirements or adoption of new requirements or policies could adversely affect our ability to sell our approved products or to seek to introduce new products in other countries in the world. For example, as of December 7, 2003, all in vitro diagnostic products sold in the European Union had to bear the CE mark, which indicates compliance with the requirements of the In Vitro Diagnostic Directive. We elected to obtain the CE mark for our HPV test products, and chlamydia and gonorrhea tests. In December 2003 we stopped offering our diagnostic tests for hepatitis B virus and cytomegalovirus in the European Union countries, in large part as a result of the expense of complying with the requirements of the In Vitro Diagnostic Directive (in contrast to the expected revenue from these product offerings). Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. We may be required to incur significant costs to comply with laws and regulations in the future, and changes or additions to existing laws or regulations may have a material adverse effect upon our business, financial condition and results of operations.
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

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some, if not all, of our intellectual property rights, and thereby impair our ability to compete.
     We rely on patents to protect a large part of our intellectual property. To protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would also put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot provide assurance that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these potential suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Any public announcements related to these suits could cause our stock price to decline.
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
     For example, F. Hoffman-La Roche Ltd. (Roche) has publicly announced its ongoing development of a test for the detection of human papillomavirus and in April 2004 announced that it launched such test in Europe. In February 2005, Roche announced an agreement with Gen-Probe Incorporated to supply HPV DNA probes to Gen-Probe for its HPV test kits. In June 2002, Institut Pasteur announced that it had transferred its human papillomavirus intellectual property estate to Roche, which included an assignment of the cross license between Digene and Institut Pasteur. Based upon the human papillomavirus types to which Roche has announced that it acquired access as a result of the transfer by Institut Pasteur, the human papillomavirus types covered by Roche’s own patents and the human papillomavirus types that are publicly available, and despite our continuing exclusive right to certain high risk HPV types, we believe Roche may have the ability to develop a human papillomavirus test that would be competitive with our HPV test products in our principal markets. Roche has substantially greater resources than we do. We may not be able to compete successfully against Roche if it markets a human papillomavirus test competitive with our HPV test.
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
     We face risks inherent in operating as a single facility for the manufacture of our products. We do not have alternative production plans in place or alternative facilities available if we experience prolonged facility failure at our Gaithersburg, Maryland manufacturing facility. These risks include unforeseen manufacturing delays or stoppage due to equipment, raw material supply disruption, regulatory, environmental or other factors, and the resulting inability to meet customer orders on a timely basis. For example, our products and key raw material components require refrigeration to maintain efficacy. During the summer of 2003, the Northeast and Mid-Atlantic (where our facility is located) regions of the United States experienced loss of electrical power for sustained periods. During that time, we discovered that such widespread electrical loss disrupted the ability of our vendors to ship raw material components to us and disrupted the ability of overnight express delivery companies to handle delivery of our products to customers. Our generator capacity at that time was sufficient to maintain our manufacturing and inventory operations, but such events caused us to re-assess and upgrade our generator capacity and identify, where possible, alternative sources for raw material components. If similar events occur for sustained periods in the future, we may not be able to obtain and maintain adequate raw material supplies, or manufacture and deliver our products sufficient to meet then-current demand, which would have a substantial negative effect on our business.
We may not be able to successfully integrate future acquisitions.
     We continually explore opportunities to acquire related businesses, some of which could be material to us. Our ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating such companies, achieving cost efficiencies and managing these businesses as part of our company. We may not be able to effectively integrate acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our effort to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions, increased competition, the loss of customers resulting from the acquisitions and the assumption of unknown liabilities. In addition, the process of integrating these businesses could cause an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business if any of the above adverse effects were to occur. Further, the benefits that we anticipate from any future acquisitions may not develop.
Future acquisitions may harm our operating results, dilute our stockholders’ equity and create other financial difficulties for us.
     We may in the future pursue acquisitions that we believe could provide us with new technologies, products or service offerings, or enable us to obtain other competitive advantages.
     Acquisitions by us may involve some or all of the following financial risks:
•	use of significant amounts of cash;

•	potential dilutive issuances of equity securities;

•	incurrence of debt or amortization expenses related to certain intangible assets; and

•	future impairment charges related to diminished fair value of businesses acquired as compared to the price we pay for them.
     We may not be successful in overcoming the risks described above or any other problems associated with future acquisitions. Any of these risks and problems could materially harm our business, prospects and financial condition. Additionally, we cannot guarantee that any companies we may acquire will achieve anticipated revenues or operating results.
Our international sales are subject to currency, market and regulatory risks that are beyond our control.
     For fiscal 2005, we derived approximately 23% of our consolidated revenues from the international sales of our products and services in foreign currencies and we expect that international sales will continue to account for a large portion of our sales. Changes in the rate of exchange of foreign currencies into United States dollars have and may hurt our revenues and results of operations.
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
Members of our management team together own a substantial interest in us, which may lead potential acquirors to require their prior approval of proposed acquisition transactions.
     As of September 8, 2005, our Chairman and Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer beneficially owned an aggregate of approximately 20% of our outstanding shares of common stock. As a result, a third party approaching us with a proposed acquisition transaction, such as a merger or tender offer, may require the prior approval from such officers of the proposed transaction before investing the funds necessary to pursue such transaction with Digene.
We are highly dependent on key personnel.
     We are highly dependent on the principal members of our management staff. Loss of our key personnel would likely impede achievement of our research and development, operational, or strategic objectives. To be successful, we must retain key employees and attract additional qualified employees.

We have adopted anti-takeover provisions that may prevent or frustrate any attempt to replace or remove our current management by the stockholders or discourage bids for our common stock. These provisions may also affect the market price of our common stock.
     Our board of directors has the authority, without further action by the stockholders, to issue, from time to time, up to 1,000,000 shares of preferred stock in one or more classes or series and to fix the rights and preferences of such preferred stock. The board of directors could use this authority to issue preferred stock to discourage an unwanted bidder from making a proposal to acquire the company. Our certificate of incorporation also provides for staggered terms for members of the board of directors. This provision means it could take up to three years to replace our existing directors without the support of the board of directors. Additionally, our bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. These provisions of our certificate of incorporation and bylaws may prevent or frustrate any attempt to replace or remove our current directors or management by stockholders, which may have the effect of delaying, deterring or preventing a change in control transaction.
     Further, we are subject to provisions of Delaware corporate law, which, subject to limited exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock, referred to as an interested stockholder, for a period of three years following the date that such person becomes an interested stockholder, unless the business combination is approved by our board of directors in a prescribed manner. Although we do not currently have a stockholder that meets the “interested stockholder” definition, these provisions of Delaware law may make business combinations more time consuming or expensive and have the impact of requiring our board of directors to agree with a proposal before it is accepted and presented to stockholders for consideration. These anti-takeover provisions might discourage bids for our common stock.
Compliance with changing corporate governance and public disclosure regulations result in additional expenses.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new U.S. Securities and Exchange Commission regulations and NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.

ITEM 2. PROPERTIES
     We have one manufacturing facility located in leased property in Gaithersburg, Maryland. Our executive offices and research and development activities are located at such site as well. The facility has a total of approximately 111,000 square feet, of which approximately 45% is dedicated to our manufacturing, quality control and shipping activities. The lease for the facility, which began in March 1998, has a term that expires on December 31, 2009, and we have two options to extend the term for a five-year period each. We are currently in negotiations with our landlord to add approximately 33,000 square feet of additional manufacturing and research and development space to our Gaithersburg facility. We believe that we have sufficient manufacturing capacity to satisfy demand through the completion of this expansion and, post expansion, we expect to be able to expand our production capability to satisfy demand for the foreseeable future.
     We also lease office and sales operations space in the United Kingdom, Germany, Switzerland, France, Italy and Spain, pursuant to leases which run in length from one year to eight years. We currently have 55 employees in all such locations and believe the current office and sales locations are adequate to meet our needs. We believe we would be able to procure additional space, as needed, on commercially reasonable terms in Europe to support our European operations. We also utilize a third-party warehouse facility, pursuant to a contract supplying us with dedicated space, in Germany to hold product and equipment inventory necessary to support our European operations. We believe this facility is adequate to satisfy demand for the foreseeable future.
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
     In the course of this litigation, Ventana and Beckman Coulter filed motions seeking to compel arbitration of our claims against them. After a bench trial, the Court issued an order that Beckman Coulter has a right to arbitrate our claims against it, but that Ventana does not. On December 23, 2004, we submitted a demand for arbitration against Beckman with the American Arbitration Association (AAA). No substantive actions have been taken by the AAA to date. The Court, as a matter of judicial economy, has stayed the proceedings against Ventana pending the outcome of the arbitration between us and Beckman Coulter.

Georgetown University v. Digene Corporation
     As we previously disclosed in our prior filings with the U. S. Securities and Exchange Commission, on October 26, 2004, we received a copy of a complaint filed by Georgetown University in the United States District Court for the District of Columbia, which was later served on November 22, 2004, containing allegations related to the royalties dispute and our use of the licensed patent rights under our then-existing license agreement with Georgetown. In its complaint, Georgetown University alleged that it was entitled to royalties of 8% on net sales of products covered by the license agreement, that the total amount of unpaid and past-due royalties owed by the Company to Georgetown University exceeded $2.0 million, that the Company’s license rights under the L1 Patent were terminated under the provisions of the license agreement and that the Company was in breach of the license agreement for not using its best efforts to develop products covered by the L1 Patent. On January 18, 2005, we filed our answer to the complaint, along with counter claims against Georgetown University stemming from Georgetown University’s failure to meet certain legal and fiduciary duties under the license agreement.
     On July 12, 2005, we entered into a Settlement and License Agreement with Georgetown University and settled our pending litigation with Georgetown. Under the Agreement with Georgetown, we were granted irrevocable, world-wide, exclusive, royalty-bearing licenses with the right to grant sublicenses under Georgetown University’s U.S. Patent No. 5,643,715 (giving us rights to HPV 52) and U.S. Patent No. 5,057,411 (giving us rights to the L 1 Patent), as well as corresponding foreign patents and patent applications. The parties provided mutual releases for all past claims in the Agreement. We also received releases and covenants not to sue from Georgetown University for all of our current products covered by the license grant, and covenants not to sue from Georgetown University under the ‘715 patent and ‘411 patent for future licensed products.
     Under the Agreement, we made an initial payment to Georgetown of $3.75 million, and we agreed to make a second payment to Georgetown of $3.75 million no later than October 15, 2005. We will also pay Georgetown University royalties on future net sales of products covered by the license grants. Our obligation to make royalty payments will end on July 1, 2014 for the ‘715 patent and will end on October 15, 2008 for the ‘411 patent, unless earlier terminated in accordance with the terms of the Agreement. On July 13, 2005, the parties filed a Joint Stipulation and Order of Dismissal with Prejudice with the U.S. District Court for the District of Columbia to dismiss our litigation with Georgetown University.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS
     Not applicable.

EXECUTIVE OFFICERS OF DIGENE

Name	Age	Positions with the Company
Evan Jones(1)	48	Chief Executive Officer and Chairman of the Board
Charles M. Fleischman(2)	47	President, Chief Operating Officer and Chief Financial Officer
Robert McG. Lilley(3)	60	Senior Vice President, Global Sales and Marketing
Attila T. Lorincz, Ph.D.(4)	50	Senior Vice President and Chief Scientific Officer
Belinda O. Patrick(5)	49	Senior Vice President, Manufacturing Operations
Vincent J. Napoleon(6)	45	Senior Vice President, General Counsel and Secretary
Joseph P. Slattery(7)	40	Senior Vice President, Finance and Information Systems
Donna Marie Seyfried(8)	47	Vice President, Business Development

(1)	Mr. Jones joined Digene in July 1990 as Chief Executive Officer. He was elected to serve on the Board of Directors in July 1990 and became Chairman of the Board in September 1995. He served as our President from July 1990 to June 1999. From 1988 to September 1990, Mr. Jones was President of Neomorphics, Inc. Between 1987 and 1990, he was first an associate and then a partner with the CW Group, a health care venture capital firm. From 1983 to 1987, Mr. Jones was employed by The Perkin-Elmer Corporation. Mr. Jones is a member of the Board of Directors of the Children’s National Medical Center and Chairman of the Board of the Children’s Research Institute at the Children’s National Medical Center. In June 2004, Mr. Jones became Chairman of the Board of the Campaign for Public Health, an independent, not-for-profit organization dedicated to conducting direct lobbying of the executive and legislative branches of the U.S. government in support of the aggressive growth of the annual budget of the Center for Disease Control and Prevention. Mr. Jones received a B.A. in Biochemistry from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Jones is a stepbrother of Mr. Whitehead, a member of Digene’s Board of Directors.

(2)	Mr. Fleischman has served as our President since June 1999, as Chief Financial Officer since March 1996 and as Chief Operating Officer since September 1995. He also served as our Executive Vice President from July 1990 to June 1999. From 1987 to 1990, he was a Vice President and then Associate Director in the Investment Banking Group of Furman Selz (now ING Group), New York, New York. From 1986 to 1987, Mr. Fleischman was a founder and Managing Director of Intercapital Brokers, Ltd., London, England. Mr. Fleischman is a member of the Board of Directors of the Advanced Medical Technology Association (AdvaMed). Mr. Fleischman received an A.B. in History from Harvard University and an M.B.A. from The Wharton School at the University of Pennsylvania.

(3)	Mr. Lilley has served as our Senior Vice President, Global Sales and Marketing since June 1999, and before that as our Vice President, Sales and Marketing from July 1998 until June 1999, and as General Manager for Digene Europe from March 1997 until July 1998. From September 1994 to February 1997, Mr. Lilley was General Manager for Europe, Middle East & Africa for Alltel Healthcare Information Services.

(4)	Dr. Lorincz has served as our Senior Vice President and Chief Scientific Officer since January 2000. He previously served as our Vice President, Research and Development and Scientific Director from January 1991 to January 2000. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees.

(5)	Ms. Patrick has served as our Senior Vice President, Manufacturing Operations since May 2001. Prior to joining Digene, Ms. Patrick served as Vice President, Maryland Operations for Invitrogen Corporation from September 2000 to January 2001 and for Life Technologies, Inc. from February 1998 to September 2000. She previously served as Vice President, Regulatory Affairs and Quality Assurance for Life Technologies, Inc. from January 1995 to February 1998.

(6)	Mr. Napoleon has served as our Senior Vice President, General Counsel and Secretary since January 2005. Prior to joining Digene, Mr. Napoleon most recently served as Senior Vice President, Secretary and General Counsel of Synavant Inc. In addition, Mr. Napoleon previously served as Assistant General Counsel/Managing Director of PricewaterhouseCoopers LLP, Chair of the Corporate Group of the City of Philadelphia Law Department, and General Counsel, Aerospace Group Business Units of Lockheed Martin Corporation. Mr. Napoleon received a B.S. from Georgetown University and a J.D. from the University of Pittsburgh School of Law. Mr. Napoleon is a Colonel in the United States Air Force Reserves.

(7)	Mr. Slattery has served as our Senior Vice President, Finance and Information Systems since September 2002. Previously, he served as our Vice President, Finance from July 1999 to September 2002 and as Controller from February 1996 to July 2000.

(8)	Ms. Seyfried has served as our Vice President, Business Development since October 1996. Ms. Seyfried served as Senior Director, Business Development of The Perkin-Elmer Corporation from March 1993 to September 1996.

PART II
ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Since our initial public offering of common stock on May 22, 1996, our common stock has been traded on the NASDAQ National Market under the symbol “DIGE.” The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for our common stock, as reported by the NASDAQ National Market.

Fiscal 2005	High	Low
Fourth quarter	$29.66	$16.94
Third quarter	26.82	20.46
Second quarter	27.45	18.50
First quarter	36.25	19.88

Fiscal 2004	High	Low
Fourth quarter	$40.86	$33.02
Third quarter	48.50	29.33
Second quarter	46.24	32.59
First quarter	49.45	25.71
     On September 8, 2005, the closing sale price for our common stock, as reported by the NASDAQ National Market, was $29.98. As of September 8, 2005, our common stock was held by 148 holders of record.
     We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The selected consolidated financial data set forth below with respect to Digene’s Consolidated Statements of Operations for the fiscal years ended June 30, 2003, 2004 and 2005 and with respect to Digene’s Consolidated Balance Sheets at June 30, 2004 and 2005 are derived from the audited Consolidated Financial Statements of Digene, which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended June 30, 2001 and 2002 and Consolidated Balance Sheet data at June 30, 2001, 2002 and 2003 are derived from Consolidated Financial Statements of Digene not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,
	2001	2002	2003	2004	2005
		(in thousands, except per share income (loss))
Consolidated Statement of Operations Data:
Revenues:
Product sales (1)	$32,706	$45,750	$62,440	$88,815	$113,219
Distribution contract (1)	838	2,357	—	—	—
Other revenues	653	741	662	1,346	1,923

Total revenues	34,197	48,848	63,102	90,161	115,142
Costs and expenses:
Cost of product sales (1)	12,553	12,938	13,383	16,717	20,128
Royalty and technology (1)	1,283	2,093	2,814	1,705	5,394
Research and development	8,120	9,265	10,262	10,744	12,964
Selling and marketing (1)	11,265	17,742	25,099	34,918	45,933
General and administrative	8,336	14,024	16,642	19,298	20,265
Abbott termination fee	—	2,500	—	—	—
Amortization of intangible assets	150	150	—	—	—
Patent litigation settlements	—	—	—	—	21,500

Total costs and expenses	41,707	58,712	68,200	83,382	126,184
Income (loss) from operations	(7,510)	(9,864)	(5,098)	6,779	(11,042)
Interest income	1,194	729	593	459	808
Interest expense	(11)	(32)	(273)	(184)	(37)
Other income (expense)	(37)	(20)	678	163	(116)

Income (loss) from operations before minority interest and income taxes	(6,364)	(9,187)	(4,100)	7,217	(10,387)
Minority interest	—	—	—	—	(353)

Income (loss) from operations before income taxes	(6,364)	(9,187)	(4,100)	7,217	(10,740)
Provision for (benefit from) income taxes	117	210	224	(14,325)	(2,573)

Net income (loss)	$(6,481)	$(9,397)	$(4,324)	$21,542 (3)	$(8,167)
Basic net income (loss) per share (2)	$(0.39)	$(0.54)	$(0.24)	$1.13	$(0.41)
Diluted net income (loss) per share (2)	$(0.39)	$(0.54)	$(0.24)	$1.04	$(0.41)
Basic weighted average shares outstanding (2)	16,557	17,361	18,136	19,144	19,965
Diluted weighted average shares outstanding (2)	16,557	17,361	18,136	20,806	19,965

	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data:
Working capital	$26,905	$39,828	$36,119	$61,786	$52,988
Total assets	48,195	67,241	63,375	103,270	106,845
Long-term debt, less current maturities	1,000	3,690	2,154	686	572
Accumulated deficit	(61,968)	(71,365)	(75,688)	(54,146)	(62,313)
Total stockholders’ equity	26,334	39,639	43,006	86,063	79,403

(1)	Certain amounts have been reclassified to conform to current presentation.

(2)	Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

(3)	A portion of the increase in net income primarily relates to the partial reversal of the deferred tax valuation allowance approximating $14.9 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-K. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from additional government entities, managed care organizations, and private insurance plans, particularly outside the United States; risk that other companies may develop and market human papillomavirus (HPV) tests competitive with our own; our ability to scale up our manufacturing to the extent demand for our products increases; our limited sales and marketing experience; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty to the outcome of patent litigation in which we are currently engaged; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products in development; uncertainty of future profitability and cash generation from operations; our ability, if necessary, to obtain requisite additional financing to fund our operations beyond calendar 2006; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Risk Factors” beginning on page 25.
Overview
     Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems using our patented Hybrid Capture® technology for the screening, monitoring and diagnosis of human diseases. In prior years we incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products, the expansion of our manufacturing facilities and our global sales and marketing activities.
     Our revenues, to a significant extent, have been derived from the sales of our diagnostic tests for the presence of HPV, which accounted for 85% of total revenues in fiscal 2005. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, both in the United States and internationally, will continue to drive the growth in revenues from our HPV test products in the future.
     In fiscal 2005, our gross margin on product sales increased to 82% as compared to 81% in fiscal 2004. In fiscal 2006, we believe that we will be able to sustain a gross margin of approximately 80%. We calculate gross margin as the difference between product sales and the cost of product sales, which excludes royalty and technology expense, as a percentage of product sales for the period.
     We have in-licensed patents to a number of cancer-causing human papillomavirus types, biological materials and other intellectual property on which we pay royalties, patent maintenance and other technology access costs. Our total royalty and technology expenses are expected to be approximately 5% to 6% of product sales in fiscal 2006.
     Our sales and marketing expenditures have been, and will continue to be, focused on accelerating the adoption of HPV testing worldwide. We intend to capitalize on the expanded indications for use of our HPV test products and the growing acceptance of our HPV test products in the United States and internationally by physicians, laboratories and health insurance providers by materially increasing expenditures for sales and marketing programs over the next several quarters. We have also significantly expanded our sales organization in the United States and increased our investment in physician detailing and direct-to-consumer promotion activities.
     During fiscal 2005 one significant area of investment was in our European infrastructure and distribution operations, in which we expect to continue to invest in fiscal 2006.
     We expect to increase the size of our investment in research and development for the next several quarters and focus our research and development expenditures in the development of our next-generation Hybrid Capture platforms and other research and development programs primarily related to HPV testing.
     We expect our general and administrative expenses will increase to support the overall growth of our business.
     On October 13, 2004, we executed a Settlement and License Agreement to settle the then-pending patent litigation with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc. (formerly known as Enzo Diagnostics, Inc.) (collectively, Enzo). As a result, we recorded a pre-tax charge of $14 million in patent litigation settlement expense in the quarter ended September 30, 2004. Additionally, we will pay Enzo royalties on future net sales of products covered by the license grant. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.
     On July 12, 2005, we entered into a Settlement and License Agreement with Georgetown University (Georgetown) to settle the then-pending litigation. As a result, we recorded a pre-tax charge of $7.5 million in the quarter ended June 30, 2005. We will also pay Georgetown royalties on future net sales of products covered by the license grant. Please see “Liquidity and Capital Resources” below for a description of the Georgetown settlement.
     Although we anticipate increasing our expenditures as described above, we anticipate that factors such as the impact of our ability to sustain our gross margins will offset the impact such increased expenditures would have on our operating profits. We expect to generate operating profits in fiscal 2006; however, there can be no assurance that we will meet this goal.

Results of Operations

	Fiscal 2005	% change	Fiscal 2004	% change	Fiscal 2003
	(in thousands)
Total revenue	$115,142	28%	$90,161	43%	$63,102
Product sales	113,219	28%	88,815	42%	62,440
HPV test product revenue	97,437	31%	74,581	46%	51,114
Cost of product sales	20,128	20%	16,716	25%	13,383
Gross margin (1)	82%		81%		79%
Royalty and technology expense	$5,393	216%	$1,705	(39)%	$2,814

(1)	We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology expense, as a percentage of product sales for the period.
Comparison of Fiscal Year Ended June 30, 2005 to Fiscal Year Ended June 30, 2004
     Product sales in fiscal 2005 increased 28% as compared to fiscal 2004. The increase was due primarily to a 31% growth in sales of our HPV test products to approximately $97,437,000. An increase of 21% in equipment sales, to approximately $6,565,000, also contributed to the increase in product sales. The majority of the growth in our HPV test product revenue was in the United States, which increased 34% to approximately $77,301,000, and in Europe, which increased 21%, to approximately $15,613,000. In the United States, most of the growth in our HPV test product sales was from increased acceptance of our Digene HPV Test (also marketed as the DNAwithPap™ Test in the United States) for adjunctive cervical cancer screening with a Pap test for women age 30 and older, an indication approved by the U.S. Food and Drug Administration (FDA) in March 2003. We believe the continued growth was also due in part to our direct-to-consumer marketing campaign which began in fiscal 2005. The increase in revenues from equipment sales primarily related to sales of our Rapid Capture® System following the May 2004 FDA approval of the use of such automated system to perform our diagnostic tests. The growth in product sales in Europe related to the success of our subsidiary operating companies and distributor operations benefiting from our coordinated sales and marketing programs, public awareness campaigns and government education efforts. The net impact of foreign exchange rate fluctuations on product sales was immaterial for the fiscal years ended June 30, 2005 and 2004, respectively.
     Other revenues primarily include research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased 43% in fiscal 2005 to approximately $1,923,000 from approximately $1,345,000 in fiscal 2004. The increase in other revenues in fiscal 2005 is largely due to a 29% increase in research and development contract revenues to approximately $731,000, and a 149% increase in miscellaneous revenue to $313,000, which consists primarily of extended warranty revenue.
     Cost of product sales in fiscal 2005 increased 20% as compared to fiscal 2004 primarily due to increased product sales volume. Gross margins on product sales increased to 82% in fiscal 2005 from 81% in fiscal 2004. The increase in gross margin percentage in fiscal 2005 was the result of a shift in product mix from lower margin products to higher margin HPV test products. This increase in gross margin percentage due to product mix changes was partially offset by increased manufacturing overhead costs.
     Royalty and technology expense increased 216% to approximately $5,393,000 in fiscal 2005 from approximately $1,705,000 in fiscal 2004. The increase in fiscal 2005 was primarily due to increased royalty expenses, effective October 1, 2004, on net sales of our products based on a Settlement and License Agreement with Enzo, under which we pay Enzo royalties on net sales of products covered by the license grant. The increase is also due to a charge of $750,000 accrued during the quarter ended September 30, 2004 relating to a non-exclusive license to Institut Pasteur’s intellectual property concerning the Hepatitis B virus genome and the reversal of approximately $535,000 of accrual during the prior fiscal year based on the expectation that a specific royalty accrual would not materialize. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.
     Research and development expenses increased 21% in fiscal 2005 to approximately $12,964,000 from approximately $10,744,000 in fiscal 2004. The increase in expenditures was due primarily to a 17% increase in personnel costs to approximately $5,919,000, an increase in professional services of 36% to approximately $2,608,000, and an increase in license fees to $402,000. The increase in professional services was due largely to costs paid to a vendor for development of a sample preparation workstation, clinical evaluations for processing liquid-based cytology, and costs incurred for the preparation of compliance with the European Union In Vitro Diagnostic Directive regulations for our Rapid Capture® System and related accessories, for which compliance was obtained in the last quarter of fiscal 2005. The majority of the license fees relate to a supply and license agreement we entered into in fiscal 2005 to develop certain next-generation products.
     Our research and development activities focus on our platform technology, including substantial modifications of the design or capabilities of our products and equipment offerings. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.
     In fiscal 2005 our research and development activities focused on our platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focused our research and development activities in four areas: (1) core research efforts for next-generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) support of regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad.
     Our core research efforts for next-generation technologies include research programs for improved molecular diagnostic assay systems for detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology. We completed initial technical feasibility of our proprietary next generation DNA test platform for ultra-sensitive detection of DNA targets in a multiplexed format and we are conducting further evaluations to confirm the applicability of the new method and are entering the product development stage. We are working on products that will enable HPV genotyping, and have two products in the development pipeline. We continue our collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid, batch HPV test for resource constrained countries and have entered the second year of that program. Digene and PATH jointly fund the efforts subject to certain maximum funding obligations and Digene performs the product development and commercialization activities.

     Product development activities are currently focused on improving and simplifying cervical specimen processing procedures and increasing Hybrid Capture 2 assay throughput, including a new batch preparation method for processing liquid-based cytology specimens for Hybrid Capture testing. In support of this new method, we are conducting a multi-center clinical evaluation specifically for the processing of cervical specimens collected in ThinPrep® PreservCytTM Solution (Cytyc Corporation). The results of this study will support a pre-market approval supplement (PMA supplement) for the Hybrid Capture 2 testing of PreservCyt Solution specimens processed in this manner and is expected to lead to a FDA submission in fiscal 2006. This processing method is expected to become part of a more comprehensive clinical sample preparation workstation also in development, which is being designed to automate the front-end processing of all clinical specimen types for HPV, chlamydia (CT), and gonorrhea (GC) testing, including specimens collected in our Specimen Transport Media (STM). This sample preparation workstation is intended to provide a streamlined means to prepare samples for transfer to the Rapid Capture System. We have also begun validation of the next version of Digene Microplate Luminometer software, which is expected to provide new features and improvements in the data acquisition and result reporting capabilities from our luminometer.
     We are continuing efforts to expand HPV testing capabilities for additional liquid-based cytology media, including the SurePathTM collection and preservative medium (TriPath Imaging). The regulatory work required to obtain FDA approval for use of SurePath for HPV testing following TriPath Imaging’s voluntary withdrawal of their PMA supplement in February 2005 is ongoing as part of the continued collaboration between Digene and TriPath Imaging.
     Regulatory work was also completed in late fiscal 2005 that enabled the Rapid Capture System and associated products to be sold in the European Union.
     Selling and marketing expenses increased 32% in fiscal 2005 to approximately $45,933,000 from approximately $34,918,000 in fiscal 2004. The increase in fiscal 2005 was due primarily to personnel costs, which increased 45% to approximately $14,775,000; marketing program expenses, which increased 63% to approximately $11,531,000; and facility and overhead costs, including travel, which increased 29% to approximately $9,875,000. The increase in personnel costs is due largely to increasing the size of our physician detailing sales force for which we began hiring extensively in the middle of fiscal 2005. The increase in marketing program expenses is the result of a direct-to-consumer awareness campaign implemented during the quarter ended March 31, 2005. These increases were partially offset by a 12% decrease in agency fees to approximately $4,800,000, for our physician detailing arrangement with PDI, Inc. PDI recruits and administers a Digene-specific physician education sales organization dedicated to educating physicians about the benefits of The Digene HPV Test in the United States.
     Geographically, the majority of the increase in our selling and marketing expenses for fiscal 2005 was incurred in the United States, which increased 40% to approximately $30,859,000 as compared to approximately $22,051,000 in fiscal 2004, as we expanded our direct sales and marketing activities, including our direct-to-consumer awareness campaign, in the United States to increase sales of our HPV test products.
     General and administrative expenses increased 5% in fiscal 2005 to approximately $20,265,000 from approximately $19,298,000 in fiscal 2004. The increase was due primarily to personnel costs, which increased 20% to approximately $8,795,000 and an 18% increase in facility and overhead costs to approximately $3,198,000. These increases were partially offset by a 13% decrease in professional services, to approximately $6,632,000. The decrease in professional services is due largely to a decrease in legal fees, which decreased 28% to approximately $4,380,000, partially offset by an increase in accounting fees, which increased 56% to approximately $1,399,000.

     Geographically, the majority of the increase in general and administrative expenses for fiscal 2005 was incurred in the United States, which increased 6%, to approximately $13,109,000, over the corresponding period in fiscal 2004.
     Patent litigation settlements relate to the October 2004 settlement with Enzo, for which $14,000,000 was recorded in the first quarter of fiscal 2005, as well as a charge of $7,500,000 recorded in the last quarter of fiscal 2005 based on a Settlement and License Agreement entered into with Georgetown on July 12, 2005. Please see “Liquidity and Capital Resources” below for descriptions of the Enzo and Georgetown settlements.
     Interest income increased 76% to approximately $808,000 in fiscal 2005 from approximately $459,000 in fiscal 2004. The increase was due to higher interest rates in fiscal 2005 compared to the corresponding period in fiscal 2004, as well as higher average short-term investment balances in fiscal 2005 compared to fiscal 2004.
     Interest expense decreased to approximately $37,000 in fiscal 2005 compared to approximately $184,000 in fiscal 2004 primarily due to the reduction in our long-term debt due to Abbott Laboratories as quarterly principal payments were made on an outstanding promissory note. The promissory note was paid in full in September 2004.
     Other expense was approximately $116,000 in fiscal 2005 and other income was approximately $162,000 in fiscal 2004. The balances in both periods are primarily based on foreign exchange rate fluctuations causing transaction gains and losses.
     Minority interest was approximately $353,000 in fiscal 2005. Minority interest represents the Digene do Brasil LTDA minority partner’s share of the equity and earnings of the subsidiary.
     The net income tax benefit of approximately $14,325,000 in fiscal 2004 was primarily related to the partial release of the valuation allowance previously established against our deferred tax assets. We released approximately $14,900,000 of valuation reserve in the fourth quarter of fiscal 2004 which was the estimated amount to be utilized in the foreseeable future. Based upon projected future operating performances, we believed, and despite fiscal 2005 operating losses still believe, that we will be able to utilize a portion of the value of our net operating loss (NOL) carryforward against future taxable income. Accordingly, we recognized an income tax benefit of approximately $2,574,000 in fiscal 2005. However, we recognized approximately $4,283,000 of foreign operating losses before income tax from European operations during fiscal 2005 that did not generate an income tax benefit due to a full valuation allowance reported against foreign deferred tax assets, including additional deferred tax assets created by current year foreign tax losses. As of June 30, 2005 and June 30, 2004, we had total U.S. NOL carryforwards of approximately $113,394,000 and $115,851,000, respectively. We also had foreign NOL carryforwards of approximately $22,181,000 and $18,543,000 as of June 30, 2005 and June 30, 2004, respectively. For fiscal 2005 and 2004, we have not reversed the portion of the valuation allowance related to the potential tax benefits from the exercise of stock options as realization of these benefits are not likely at this time and the amounts are expected to expire unused. Should realization of these benefits become more likely than not, the benefit will be reflected as a reclassification to stockholders’ equity. Further, we have not reversed any portion of the valuation allowance related to foreign NOLs; should realization of these benefits become more likely than not, the benefit will be reflected as an increase to consolidated statement of operations.

Comparison of Fiscal Year Ended June 30, 2004 to Fiscal Year Ended June 30, 2003
     Product sales in fiscal 2004 increased 42% as compared to fiscal 2003. The increase was due primarily to a 46% growth in sales of our HPV test products to approximately $74,581,000, and an increase in equipment sales of 129%, to approximately $5,432,000, as compared to approximately $2,371,000 in fiscal 2003. The majority of the growth in our HPV test product revenue was in the United States, which increased 45% to approximately $57,802,000, and in Europe, which increased 57%, to approximately $12,865,000. In the United States, most of the growth in our HPV test product sales related to the commercial launch of our Digene HPV Test for adjunctive cervical cancer screening with a Pap test for women age 30 and older, an indication approved by the FDA in March 2003. The increase in revenues from equipment sales primarily related to sales of our Rapid Capture® System following the May 2004 FDA approval of the use of such automated system to perform our diagnostic tests. The growth in product sales in Europe related to the success of our subsidiary operating companies and distributor operations benefiting from our coordinated sales and marketing programs, public awareness campaigns and government education efforts.
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

     Our core research efforts for next-generation technologies included research programs with the goal of developing improved molecular diagnostic assay systems for the detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology.
     During fiscal 2004, our new product development activities focused on the discovery of innovative methods to improve specimen processing procedures and throughput to expand the ability of laboratories to use our diagnostic tests. The activities included procedures for the improved processing of PreservCyt (Cytyc Corporation) specimens and upgrades of our equipment offerings for high throughput HPV, chlamydia and gonorrhea testing. We also worked to expand HPV testing capabilities to allow testing from additional liquid cytology media, including our proprietary Universal Collection Medium (“UCM™”), which is expected to allow simultaneous nucleic acid testing, protein analysis and cytological testing of human papillomavirus DNA, chlamydia DNA and gonorrhea DNA, and of other genetic and cellular material from a single patient sample, and the SurePath (TriPath Imaging) medium, for which the clinical validation is ongoing. We also completed development of a software improvement for our Rapid Capture System to permit the simultaneous testing of multiple DNA probes, and to improve the related laboratory processes and procedures. In addition, in November 2003 we entered into a collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid batch HPV test product for use in developing countries. Digene and PATH will jointly fund the efforts subject to certain maximum funding obligations, and Digene will perform the product development and commercialization activities. During the second half of fiscal 2004 we completed the establishment of a research team to pursue this program and began active research into a rapid batch HPV test product candidate.
     With respect to regulatory submissions in fiscal 2004 we:
•	developed and completed the clinical validation of our Rapid Capture System for semi-automated processing of our hc2 High-Risk HPV DNA Tests. We initially submitted the PMA supplement to the FDA on November 5, 2003. We provided follow-up data and information on April 1, 2004 to facilitate completion of the FDA’s review. We received this approval on May 4, 2004. We expect this claim will expand existing indications for our hc2 High-Risk HPV DNA Test to allow high-volume, semi-automated human papillomavirus DNA testing.

•	developed and completed the clinical validation of the use of chlamydia and gonorrhea testing using our hc2 CT/GC Tests from Cytyc Corporation’s ThinPrep PreservCyt Solution specimens. We submitted 510(k) pre-market notifications for each of our test products for chlamydia and gonorrhea (each test separately plus our combined hc2 CT/GC Test) between November 2003 and January 2004. The FDA’s review of these submissions is ongoing and we continue to work with the FDA to provide the information needed to facilitate completion of its review.
     Finally, with respect to modification of the design or capabilities of our diagnostic test products and equipment offerings, in fiscal 2004 we achieved technical feasibility of our next generation platform proprietary DNA test for ultra-sensitive detection of DNA targets in a highly multiplexed modality.
     Selling and marketing expenses, including royalty expense, increased 31% in fiscal 2004 to approximately $36,623,000 from approximately $27,913,000 in fiscal 2003. The increase in fiscal 2004 was due primarily to personnel costs, which increased 39% to approximately $12,350,000; agency fees, which increased 131% to approximately $5,458,000; professional services, which increased 38% to approximately $2,982,000; and expenses related to the development of physician conferences and education, which increased 922% to approximately $592,000. These increases were partially offset by a decrease in royalties expense, which decreased 39% to approximately $1,705,000, due primarily to the reversal of an accrual of approximately $535,000 based on the reduced probability that a specific royalty liability would materialize. The increase in personnel costs related to our increased hiring activities. The increase in agency fees related to costs under our physician detailing agreement with PDI, Inc. PDI recruited and administered a Digene-specific physician detailing sales organization dedicated to educating physicians about the benefits of The Digene HPV Test in the United States. The professional services increase was due largely to the use of consultants to assist with the rapid growth of our distribution infrastructure in Europe.
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
     The net income tax benefit of approximately $14,325,000 in fiscal 2004 was primarily related to the partial release of the valuation allowance previously established against our deferred tax assets. We released approximately $14,900,000 of valuation reserve in the fourth quarter of fiscal 2004. In fiscal 2003, the entire deferred tax asset was fully reserved with a valuation allowance; the $223,000 tax provision related exclusively to foreign tax from our Brazilian operations. Based upon projected future operating performances, we believed that we would be able to utilize a portion of the value of our NOL carryforwards through the reduction of future taxable income. During fiscal 2004, the amount of valuation allowance we released was the estimated amount to be utilized in the foreseeable future. As of June 30, 2004, we had total U.S. NOL carryforwards of approximately $115,851,000; however, we did not reverse the portion of the valuation allowance related to the potential tax benefits from the exercise of stock options as realization of these benefits was not likely at the time and the amounts are expected to expire unused. Should realization of these benefits become more likely than not, the benefit will be reflected as a reclassification to stockholders’ equity.
Liquidity and Capital Resources
     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $62,313,000 at June 30, 2005. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At June 30, 2005, we had cash, cash equivalents and short-term investments aggregating approximately $46,082,000. We had positive cash flows from operations of approximately $2,563,000 for the year ended June 30, 2005 compared to positive cash flows from operations of approximately $2,064,000 for the year ended June 30, 2004.
     Net cash provided by investing activities for fiscal 2005 of approximately $9,190,000 included $14,000,000 of net sales and maturities of short-term investments to pay patent litigation settlement expenses, as more fully described below, partially offset by approximately $5,218,000 of capital expenditures. In fiscal 2006, we expect to spend a significant amount of working capital as we further expand our warehouse capacity at our Gaithersburg facility, for which we may obtain alternative financing.
     On October 13, 2004 we entered into a Settlement and License Agreement to settle our patent litigation with Enzo. Under the Agreement with Enzo, we received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. We made an initial payment to Enzo of $16,000,000, of which $2,000,000 can be used to offset future royalty payments under the terms of the Agreement, resulting in a one-time pre-tax charge of $14,000,000 in patent settlement expense. We will also pay Enzo royalties on future net sales of products covered by the license grant, which royalties will be at least $2,500,000 for the first annual period (October 1, 2004 to September 30, 2005) and at least $3,500,000 for each of the next four annual periods. We are obligated to make such guaranteed minimum payments in such first five annual periods under the Enzo Agreement. Our obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Enzo Agreement.
     On July 12, 2005 we entered into a Settlement and License Agreement with Georgetown Georgetown. Under the Agreement with Georgetown, we were granted irrevocable, world-wide, exclusive, royalty-bearing licenses with the right to grant sublicenses under two Georgetown patents, as well as corresponding foreign patents and patent applications. Under the Georgetown Agreement, we made an initial payment of $3.75 million in July 2005, and we will make a second payment to Georgetown no later than October 15, 2005. We recorded a pre-tax charge of $7.5 million in settlement expense in our fiscal 2005 fourth quarter results. Digene will also pay Georgetown royalties on future net sales of products covered by the license grants. Our obligation to make royalty payments on one of the patents will end on October 15, 2008 and for the other patent on July 1, 2014, unless earlier terminated in accordance with the terms of the Georgetown Agreement.
     In August 2004, we established a leasing facility with ePlus Group, Inc. with a total commitment of $1,000,000. We intend to use such facility to fund the lease of computer hardware and associated software. As of June 30, 2005, we have used approximately $561,000 of such commitment.
     On April 29, 2001, we entered into a letter agreement with Roche Molecular Systems (the Roche Distribution Contract), which established Roche Molecular Systems (Roche) as the co-exclusive distributor of our HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002. In June 2002, we adopted as our sole strategy for the distribution of our HPV products in

Europe, Africa and the Middle East, a combination of direct distribution through our European infrastructure and the use of local distributors and agents.
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
     We are currently in negotiations with our landlord to expand the manufacturing and research and development space at our Gaithersburg facility. It is likely that we will execute an amendment to our existing lease which will extend the term of the lease beyond our existing commitment and require us to contribute financing to the expansion. Our Gaithersburg facility is currently accounted for as an operating lease, and it is anticipated that under the terms of the proposed lease amendment, we will be required to prospectively account for the lease as a capital lease. If our lease does convert to a capital lease, we will record the fair value of the building on our balance sheet and also record the related lease obligation as a liability. The financial statement impact of this transaction has not yet been determined but is expected to be material.

     We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to expand our Gaithersburg facility, as well as increasing accounts receivable as a result of expected revenue growth. We have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar 2006. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products; the effectiveness of our sales and marketing activities; our progress in product development efforts and the magnitude and scope of such efforts; our success in increasing and maintaining customer relationships; our ability to receive additional regulatory approvals for our product offerings; the cost and timing of expansion of our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and competitive market developments. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, which could include public offerings of our securities using our effective shelf registration statement, strategic alliances with corporate partners and others, or through other sources. Other than our equipment leasing facility with ePlus Group, Inc., we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations would be materially adversely affected.
     We have summarized below our material contractual obligations as of June 30, 2005:

		Less than One
Contractual		Year	One to Three Years	Four to Five Years	After Five Years
Obligations	Total	(Fiscal 2006)	(Fiscal 2007-2009)	(Fiscal 2010-2011)	(After Fiscal 2012)
Long-term debt	$687,660	$116,036	$356,827	$214,797	$—
Physician detailing agreement	342,246	342,246	—	—	—
Operating leases	15,205,226	3,566,728	9,850,185	1,748,749	39,564
Minimum royalty payments (1)	15,454,377	1,454,377	10,500,000	3,500,000	—

Total contractual cash obligations	$31,689,509	$5,479,387	$20,707,012	$5,463,546	$39,564

(1)	On October 14, 2004, we paid Enzo $16 million under the terms of the Agreement with Enzo. Of the $16 million payment, $2 million is being used to offset future minimum royalty payments.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Such accounting principles require that our management make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our actual results could differ materially from those estimates. The items in our consolidated financial statements that have required us to make significant estimates and judgments are as follows:

•	Inventory. Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in first-out method of inventory management. We also record provisions for inventories which may not be salable due to anticipated trends in sales volume and/or pricing and our estimates of net realizable value. These provisions are determined based on significant estimates.

•	Revenue recognition. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. We establish allowances for estimated uncollectible amounts, product returns and discounts based on historical default rates and specifically identified problem accounts. Additionally, we defer approximately two percent of product sales as a reserve for future warranty costs.

•	Accounting for employee stock options. We account for our employee stock-based compensation in accordance with the provisions of APB No. 25, and related interpretations, which allow us to recognize compensation costs for the excess of the fair value of the stock at the grant date over the exercise price, if any. An alternative method of accounting would apply the principles of SFAS No. 123, which require the fair value of the stock option to be recognized at the date of grant and amortized to compensation expense over the stock option’s vesting period. Had we applied the principles of SFAS No. 123 for our employee options, our net loss would have been approximately $17,381,000 and $27,519,000 during our fiscal years ended June 30, 2003 and 2005, respectively, and our net income would have been approximately $15,080,000 during our fiscal year ended June 30, 2004, instead of our reported net loss which approximated $4,324,000 and $8,167,000 during our fiscal years ended June 30, 2003 and 2005, respectively, and our reported net income of approximately $21,542,000 during our fiscal year ended June 30, 2004.

•	Income taxes. We provide for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We recognized an income tax benefit of $14,325,000 for the year ended June 30, 2004, primarily related to the reversal of a portion of the valuation allowance previously established for our deferred tax asset. Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, in fiscal 2004 and 2005 we have provided a valuation allowance against the U.S. net operating loss carryforwards and research tax credits related to the exercise of stock options as well as other U.S. net operating loss carryforwards and tax credits expected to expire unused. We have also provided a valuation allowance against foreign net operating loss carryforwards expected to expire unused. We review our deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on recent historical financial trends and our estimates of future taxable income. Changes in our assessment of the need for a valuation allowance could give rise to a valuation allowance and an expense in the period of change. A significant portion of the remaining deferred tax asset valuation allowance, if released, will be reflected as a direct increase to stockholders’ equity and will not impact the consolidated statement of operations. The remaining valuation allowance, if released, will be reflected as an increase to book income and will impact the consolidated statement of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the years ended June 30, 2003, 2004 and 2005. Interest rate exposure is primarily limited to the $46.1 million of cash, cash equivalents and short- and long-term investments owned by us as of June 30, 2005. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGENE 2005 10-K EXCERPT
DIGENE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Digene Corporation
We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digene Corporation’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
August 12, 2005

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). There are inherit limitations in the effectiveness of any internal controls over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders
Digene Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Digene Corporation maintained effective internal control over financial reporting as of June 30 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Digene Corporation maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digene Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digene Corporation as of June 30, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 of Digene Corporation and our report dated August 12, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
August 12, 2005

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,079,519	$15,789,473
Short-term investments	44,653,599	30,292,421
Accounts receivable, less allowance of approximately $600,000 and $288,000 at June 30, 2004 and 2005, respectively	17,545,133	20,296,303
Inventories, net	8,109,987	7,197,388
Prepaid expenses and other current assets	2,392,048	3,129,382
Deferred tax asset, current	1,047,766	2,037,718

Total current assets	77,828,052	78,742,685

Property and equipment, net	9,561,794	10,104,045
Deposits and other assets	2,150,486	2,237,462
Deferred tax asset, net	13,729,916	15,761,238

Total assets	$103,270,248	$106,845,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,423,628	$7,807,316
Accrued expenses	3,771,141	11,996,460
Accrued payroll	5,387,129	5,835,295
Current portion of long-term debt	1,459,890	116,036

Total current liabilities	16,041,788	25,755,107

Deferred rent	479,078	763,112
Long-term debt, less current portion	685,940	571,624

Minority interest	—	353,033

Stockholders’ equity:
Preferred Stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 50,000,000 shares authorized, 19,883,918 and 20,037,253 shares issued and outstanding at June 30, 2004 and 2005, respectively	198,839	200,373
Additional paid-in capital	139,637,245	140,914,008
Deferred stock compensation	(164,031)	—
Accumulated other comprehensive income	537,688	601,342
Accumulated deficit	(54,146,299)	(62,313,169)

Total stockholders’ equity	86,063,442	79,402,554

Total liabilities and stockholders’ equity	$103,270,248	$106,845,430

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2003	2004	2005
Revenues:
Product sales	$62,440,415	$88,815,293	$113,218,813
Other	661,481	1,345,275	1,922,790

Total revenues	63,101,896	90,160,568	115,141,603

Costs and expenses:
Cost of product sales	13,383,086	16,716,387	20,127,590
Royalty and technology	2,813,556	1,704,837	5,393,343
Research and development	10,262,138	10,743,763	12,963,915
Selling and marketing	25,099,168	34,918,406	45,932,993
General and administrative	16,642,100	19,297,782	20,265,277
Patent litigation settlements	—	—	21,500,000

Total costs and expenses	68,200,048	83,381,175	126,183,118

Income (loss) from operations	(5,098,152)	6,779,393	(11,041,515)

Other income (expense):
Interest income	593,331	459,170	807,576
Interest expense	(272,810)	(183,945)	(37,105)
Other income (expense)	677,585	162,463	(116,468)

Total other income (expense)	998,106	437,688	654,003

Income (loss) from operations before minority interest and income taxes	(4,100,046)	7,217,081	(10,387,512)

Minority Interest	—	—	(353,033)

Income (loss) from operations before income taxes	(4,100,046)	7,217,081	(10,740,545)

Provision for (benefit from) income taxes	223,465	(14,324,947)	(2,573,675)

Net income (loss)	$(4,323,511)	$21,542,028	$(8,166,870)

Basic net income (loss) per share	$(0.24)	$1.13	$(0.41)

Diluted net income (loss) per share	$(0.24)	$1.04	$(0.41)

Weighted average shares outstanding
Basic	18,135,689	19,144,021	19,964,800

Diluted	18,135,689	20,806,078	19,964,800

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Deferred Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balance at June 30, 2002	17,972,728	179,727	110,856,010	(32,137)	—	(71,364,816)	39,638,784

Comprehensive loss:

Foreign currency translation	—	—	—	—	356,415	—	356,415

Net loss	—	—	—	—	—	(4,323,511)	(4,323,511)

Comprehensive loss							(3,967,096)
Exercise of Common Stock options	209,623	2,096	2,079,691	—	—	—	2,081,787
Issuance of Common Stock to Roche	142,857	1,429	4,998,571	—	—	—	5,000,000
Issuance of Common Stock options to non-employees	—	—	601,000	(601,000)	—	—	—
Compensatory stock options earned by non-employees	—	—	—	252,504	—	—	252,504

Balance at June 30, 2003	18,325,208	$183,252	$118,535,272	$(380,633)	$356,415	$(75,688,327)	$43,005,979

Comprehensive income:
Foreign currency translation, net of income tax expense of $173,979	—	—	—	—	260,968	—	260,968
Unrealized loss on available for-sale securities, net of income tax benefit of $53,130	—	—	—	—	(79,695)	—	(79,695)
Net income	—	—	—	—	—	21,542,028	21,542,028

Comprehensive income							21,723,301
Exercise of Common Stock options	1,558,710	15,587	20,882,723	—	—	—	20,898,310
Compensatory stock options earned by non-employees	—	—	219,250	216,602	—	—	435,852

Balance at June 30, 2004	19,883,918	$198,839	$139,637,245	$(164,031)	$537,688	$(54,146,299)	$86,063,442

Comprehensive loss:
Foreign currency translation	—	—	—	—	36,291	—	36,291
Unrealized gain on available for-sale securities, net of income tax benefit of $33,402	—	—	—	—	27,363	—	27,363
Net loss	—	—	—	—	—	(8,166,870)	(8,166,870)

Comprehensive loss							(8,103,216)
Exercise of Common Stock options	153,335	1,534	1,530,013	—	—	—	1,531,547
Compensatory stock options earned by non-employees	—	—	(253,250)	164,031	—	—	(89,219)

Balance at June 30, 2005	20,037,253	$200,373	$140,914,008	$—	$601,342	$(62,313,169)	$79,402,554

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2003	2004	2005
Operating activities
Net income (loss)	$(4,323,511)	$21,542,028	$(8,166,870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,293,454	3,914,062	4,490,281
Amortization of discount on note payable	—	35,603	—
Loss on disposal of fixed assets	22,925	178,036	259,454
Compensation expense related to stock options	252,504	435,852	(89,219)
Deferred tax benefit	—	(14,898,531)	(2,867,024)
Minority interest	—	—	353,033
Changes in operating assets and liabilities:
Accounts receivable	(1,343,013)	(7,200,536)	(2,681,183)
Inventories	259,177	(1,036,067)	1,009,253
Prepaid expenses and other current assets	6,039	(202,823)	(781,609)
Deposits and other assets	(233,725)	(190,305)	(88,730)
Accounts payable	993,294	(2,066,072)	2,173,658
Accrued expenses	(2,161,077)	303,512	8,203,996
Accrued payroll	1,317,891	1,204,802	464,329
Deferred rent	81,832	44,170	284,034

Net cash provided by (used in) operating activities	(1,834,210)	2,063,731	2,563,403
Investing activities
Purchases of short-term investments	(29,940,689)	(52,712,116)	(23,899,798)
Sales and maturities of short-term investments	33,671,809	34,334,686	38,308,066
Capital expenditures	(3,763,786)	(6,138,788)	(5,218,110)

Net cash used in investing activities	(32,666)	(24,516,218)	9,190,158
Financing activities
Exercise of Common Stock options	2,081,787	20,898,310	1,531,547
Principal payments of long-term debt	(1,428,492)	(2,684,380)	(1,458,172)

Net cash provided by financing activities	653,295	18,213,930	73,375

Effect of currency translations	(356,415)	434,947	(116,982)
Net increase (decrease) in cash and cash equivalents	(1,569,996)	(3,803,610)	11,709,954
Cash and cash equivalents at beginning of year	9,453,125	7,883,129	4,079,519

Cash and cash equivalents at end of year	$7,883,129	$4,079,519	$15,789,473

Supplemental cash flow information
Interest paid	$374,000	$163,000	$46,000

Income taxes paid	$149,000	$345,000	$202,000

See accompanying notes.

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
On April 26, 2002, the Company established a wholly-owned subsidiary, Digene UK (Holdings) Limited, as a holding company for most of its European subsidiaries. Digene UK (Holdings) Limited owns all the outstanding shares of Digene (UK) Limited, Digene Deutschland GmbH, Digene (France) SAS and Digene Italia s.r.l., which were organized in April, May, August and October 2002, respectively, and of Digene Diagnostics S.L. (Spain), which was organized in June of 2003. In July 2002, the Company also organized Digene (Switzerland) Sarl, all of the outstanding shares of which are owned by Digene. Through these newly formed entities and the use of local distributors and agents, Digene markets and distributes the Company’s products throughout Europe.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Digene and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable and valuation of inventories and long-lived assets and the provision for warranty obligations. Actual results could differ from those estimates.
Foreign Currencies
The local currency is the functional currency for most of the Company’s international subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). Certain transaction gains and losses on intercompany activity for which settlement is not planned in the foreseeable future are included as a separate component of stockholders’ equity in accumulated other comprehensive income in the accompanying balance sheets.
Cash and Cash Equivalents
Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less. Substantially all cash equivalents are held in short-term money market accounts with large highly rated financial institutions.

Short-Term Investments
Short-term investments consist of corporate and various government agency debt securities, most of which mature in approximately one year or less. For investments with maturities over one year, management has the intent and ability to sell these securities for working capital purposes should the need arise. Management classifies the Company’s short-term investments as available-for-sale. Such securities are stated at market value, with any material unrealized holding gains or losses reported, net of any tax effects, as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in fair value, which is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized as interest income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments in highly rated financial institutions.
Trade Receivables
Trade receivables are reported in the Consolidated Balance Sheets at outstanding principal less any charge offs and the allowance for doubtful accounts. The Company charges off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. Generally, the Company considers receivables past due 30 days subsequent to the billing date; however, the Company may extend credit terms up to 180 days. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and management’s expectations of losses. Losses have historically been minimal and within management’s expectations. As of June 30, 2004 and 2005, the Company had an allowance for doubtful accounts of approximately $600,000 and $288,000, respectively.
Segment Information
The Company operates one business segment that develops, manufactures and markets proprietary gene-based tests for the detection, screening and monitoring of human diseases. Revenue by geographic location is presented in Note 10.
Concentration of Credit Risk and Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions and its short-term investments consist of U.S. government agency and high-grade corporate debt securities. Management believes that the financial risks associated with its cash and cash equivalents and short-term investments are minimal.
Fair Value of Financial Instruments
The fair value of the Company’s accounts receivable, accounts payable and accrued expenses approximate their carrying amount due to the relatively short maturity of these items. The fair value of debt approximates its carrying amount as of June 30, 2004 and 2005 based on rates currently available to the Company for debt with similar terms and maturities.
Significant Suppliers
Several key components of the Company’s products come from, or are manufactured for the Company by, a single supplier or a limited number of suppliers. This applies in particular to three components: chemiluminescent substrates (used to create a chemical reaction that generates light in connection with the Hybrid Capture signal amplified molecular technology), the Rapid Capture System that serves as the automation platform developed for large-scale diagnostic testing using the Hybrid Capture technology, and the 96-well microplate used by laboratories to run the Company’s diagnostic test products.

Inventories
Inventories are stated at the lower of cost or market using actual cost. The estimated reserve is based on management’s review of inventories on hand compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence.
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of the related lease term, including any lease term extensions that the Company has the right and intention to execute, or the useful life. Construction in-process relates to the assets acquired to facilitate expansion of the Company’s Gaithersburg, Maryland facility. Repairs and maintenance expenditures are charged to operations as incurred.
Intangible Assets
Intangible assets, which are included in deposits and other assets in the Consolidated Balance Sheets, arose from the Company’s acquisition of Viropath B.V. in 1998. The excess of the purchase price over the identifiable tangible net assets acquired of approximately $1.5 million was amortized on a straight-line basis over ten years until June 2002. Goodwill and intangible assets deemed to have an indefinite useful life are reviewed for impairment in the fourth quarter of each fiscal year. The Company reviewed the value of the intangible assets in the fourth quarter of fiscal year 2004 and 2005 and did not note any circumstances which would warrant an adjustment to the recorded value. Accumulated amortization expense approximated $600,000 as of June 30, 2004 and 2005.
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
Minority Interest
Minority interest represents the Digene do Brasil LTDA minority partner’s share of the equity and earnings of the subsidiary.
Revenue Recognition
The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenues from product sales are recognized upon delivery, usually upon shipment. Allowances are established for estimated uncollectible amounts, product returns and discounts. In addition, the Company defers approximately two percent of product sales as a reserve for future warranty costs and recognizes this deferred revenue over one year, which is the standard warranty period for a majority of its system components. At June 30, 2004 and 2005, this warranty reserve was approximately $897,000 and $1,137,000, respectively, and, historically, the warranty costs have been within management estimates.
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
Cost of Product Sales
Cost of product sales reflects the costs applicable to products delivered for which product sales revenue is recognized in accordance with the Company’s revenue recognition policy. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs” in classifying costs between cost of product sales and research and development costs.
Shipping Costs
The Company’s shipping and handling costs, net of amounts billed to customers, are included in cost of product sales and totaled $1,227,998, $1,574,450, and $1,832,325 for the years ended June 30, 2003, 2004, and 2005, respectively.
Research and Development
The Company expenses its research and development costs as incurred. Research and development costs include salaries and related benefits, outside services, material and supplies and allocations of facility and support costs. The Company does not track separately the costs applicable to collaborative research revenue as there is not the distinction between the Company’s internal development activities and the development efforts made pursuant to agreements with third parties.
Selling and Marketing
In some cases, the Company has provided its instrumentation, to which the Company retains title, to customers without requiring them to purchase the equipment or enter into an equipment lease or rental contract. The costs associated with these instruments are capitalized and charged to selling and marketing on a straight-line basis over the estimated useful life of the instrument, which ranges from three to five years. During the years ended June 30, 2003, 2004 and 2005, these costs were $2,268,287, $2,615,841 and $2,828,998, respectively. The costs to maintain these systems are charged to operations as incurred.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $855,000, $871,000 and $4,434,000 during the years ended June 30, 2003, 2004 and 2005, respectively.

Income Taxes
The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. A significant portion of the remaining deferred tax asset valuation allowance, if released, will be reflected as an increase to stockholders’ equity and will not impact the Consolidated Statement of Operations.
Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB No.98”). SFAS No. 128 requires the Company to present basic and diluted income (loss) per share. The Company’s basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of Common Stock outstanding during all periods presented. The Company’s diluted income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders by the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive.
Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company considers common equivalent shares from the exercise of stock options in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method.
Comprehensive Income (Loss)
SFAS No. 130, “Reporting Comprehensive Income”, requires the presentation of comprehensive income or loss and its components as part of the consolidated financial statements. The Company’s comprehensive income (loss) includes net income (loss) as well as additional other comprehensive net income (loss). For the years ended June 30, 2003, 2004 and 2005 other comprehensive income (loss) included gains and losses on intercompany transactions with foreign subsidiaries considered long-term investments, translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar, and unrealized holding gains and losses on available-for-sale investments. The unrealized holding gains and losses on available-for-sale investments are reflected net of tax.
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. Because the Company establishes the exercise price of stock options based on the fair market value of the Company’s Common Stock on the date of the grant, the stock options have no intrinsic value and therefore no expense is recorded.
The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation is as follows:

	Year Ended June 30,
	2003	2004	2005
Net income (loss), as reported	$(4,323,511)	$21,542,028	$(8,166,870)
Add: Stock-based non-employee compensation expense included in reported net income (loss), net of taxes	252,504	435,852	(54,459)
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants	(13,310,256)	(6,897,933)	(19,298,093)

Pro forma net income (loss)	$(17,381,263)	$15,079,947	$(27,519,422)

Net income (loss) per share
Basic — as reported	$(0.24)	$1.13	$(0.41)
Basic — pro forma	$(0.96)	$0.79	$(1.38)
Diluted — as reported	$(0.24)	$1.04	$(0.41)
Diluted— pro forma	$(0.96)	$0.73	$(1.38)
Pro forma information regarding net income and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model through June 30, 2004 and a trinomial lattice option-pricing fair value model thereafter. The following weighted-average assumptions were used:

	Year Ended June 30,
	2003	2004	2005
Dividend yield	0.00%	0.00%	0.00%

Expected volatility	80%	78%	76%

Risk-free interest rate	2.8%	3.7%	4.0%

Expected life of the option term (in years)	6.3	5.9	5.4
On March 7, 2005, the Compensation Committee (the Committee) of the Company’s Board of Directors approved the acceleration of vesting of “underwater” unvested stock options held by certain current employees, including executive officers. The Committee and the independent members of the Company’s Board of Directors imposed restrictions on the stock option awards granted to executive officers of the Company, which restrict the ability of each such executive officer to sell any shares underlying any such stock option award until the earlier of (1) the original vesting date applicable to such shares (or any portion thereof) underlying such stock option award or (2) the executive officer’s termination of employment with the Company, death or disability. Stock options held by non-employee directors were not included in such acceleration. A stock option was considered “underwater” if the option exercise price was greater than or equal to $32.35 per share. As such, the Company fully vested options to purchase 622,202 shares of the Company’s Common Stock. The Company took this action primarily to avoid recognizing compensation cost in future financial statements when SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”) becomes effective, which will be the first quarter of the Company’s 2006 fiscal year.
For pro forma disclosure requirements set forth above under SFAS No. 123, during the period ended June 30, 2005, the Company recognized $8.5 million of additional stock-based compensation for all options for which vesting was accelerated.

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
Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Pronouncement Bulletin No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123(R) on July 1, 2005.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s statements of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income (loss) and earnings per share. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
In December 2004 the FASB also issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
3. Other Balance Sheet Information
The following tables provide details of selected balance sheet items:
Inventories

	June 30,
	2004	2005
Finished goods	$5,516,411	$4,642,294
Work in process	3,668,683	3,343,499
Raw materials	1,207,415	1,187,021

	10,392,509	9,172,814
Inventory reserve	(2,282,522)	(1,975,426)

	$8,109,987	$7,197,388

Property and Equipment

	June 30,
	2004	2005
Furniture, fixtures and office equipment	$3,348,037	$4,375,526
Machinery and equipment	4,700,011	4,986,474
Customer-use assets	9,998,546	9,665,519
Construction in-process	—	1,694,687
Leasehold improvements	2,005,455	2,798,999

	20,052,049	23,521,205
Accumulated depreciation and amortization	(10,490,255)	(13,417,160)

	$9,561,794	$10,104,045

Customer-use assets represent the Company’s proprietary instrument platforms placed at customer sites, to which title and risk of loss is retained by the Company, for the customers’ use in performing the diagnostic tests sold by the Company.
Short-term Investments

		June 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
Available-for-Sale	Cost	Gains	Losses	Fair Value
U.S. Treasury and agencies	$22,190,931	$1,287	$(51,894)	$22,140,324
Corporate debt securities	8,187,225	—	(35,128)	8,152,097

Total Short-term investments	$30,378,156	$1,287	$(87,022)	$30,292,421

		June 30, 2004
	Amortized	Unrealized	Unrealized	Estimated
Available-for-Sale	Cost	Gains	Losses	Fair Value
U.S. Treasury and agencies	$34,162,108	$658	$(86,409)	$34,076,357
Corporate debt securities	10,624,316	—	(47,074)	10,577,242

Total Short-term investments	$44,786,424	$658	$(133,483)	$44,653,599

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that available-for-sale securities be recorded at market value. The Company’s Short-term investments are recorded in the Consolidated Balance Sheets at fair value.
The following table summarizes the maturities of the Company’s Short-term investments at June 30, 2005:

	Amortized	Estimated
Maturity	Cost	Fair Value
Less than one year	$25,086,923	$25,003,003
Due in one to two years	5,291,233	5,289,418

	$30,378,156	$30,292,421

The Company’s gross proceeds from the sale of Short-term investments and the resulting realized gains and realized losses that have been included in its Consolidated Statement of Operations are as follows:

	Year Ended June 30,
	2003	2004	2005
Gross proceeds	$5,410,773	$89,827,194	$30,511,560
Realized gains	640	—	2,786
Realized losses	(32)	(19)	(123)
Accounts Payable

	June 30,
	2004	2005
Trade payables	$4,261,514	$5,934,351
Other	1,162,114	1,872,965

	$5,423,628	$7,807,316

Accrued Expenses

	June 30,
	2004	2005
Accrued expenses	$3,771,141	$4,496,460
Georgetown settlement	—	7,500,000

	$3,771,141	$11,996,460

4. Long-term Debt
The Company has an equipment loan facility of $1,000,000 from the State of Maryland to finance a portion of the costs of equipment installed at the Company’s facility in Gaithersburg, Maryland. The repayment of this loan is secured by a lien on property and equipment purchased using the proceeds from the loan facility. The loan bears interest at 1% per annum and the Company began making quarterly principal and interest payments in October 2002, with all unpaid principal and interest due by December 31, 2009.
In June 2002, in conjunction with the termination of Abbott Laboratories’ rights to distribute the Company’s HPV and chlamydia and gonorrhea products under a prior distribution agreement, the Company repurchased equipment it sold to Abbott Laboratories (“Abbott”). In order to satisfy this obligation, the Company issued a promissory note to Abbott for $4,033,904. The note bore interest at 7% per annum and the Company made quarterly installment payments of $336,159 which commenced on July 1, 2002. The Company paid off the note in its entirety on September 29, 2004.
In January 2003, as part of the repurchase of certain equipment from Roche Molecular Systems, Inc. (“Roche”) under the Roche Distribution Contract as discussed in Note 7, the Company issued a promissory note to Roche with a principal amount of $1,225,663 which was paid in its entirety on January 6, 2004. There was no stated interest rate for this note and, accordingly, the Company imputed interest at its current borrowing rate and recorded a discount on this note payable, which was amortized to interest expense over the term of the note.

At June 30, 2005, future minimum principal payments on all long-term debt obligations are as follows:

Fiscal	2006	$116,036
	2007	118,007
	2008	118,800
	2009	120,020
	2010	214,797
	Thereafter	—

		$687,660

5. Income Taxes
Significant components of the provision for (benefit from) income taxes attributable to operations consist of the following:

	Year Ended June 30,
	2003	2004	2005
Current:
Federal	$—	$—	$—
State	—	397,780	—
Foreign	223,465	175,804	360,520

Total current	223,465	573,584	360,520
Deferred:
Federal	—	(12,832,429)	(2,636,522)
State	—	(2,066,102)	(297,673)
Foreign	—	—	—

Total deferred	—	(14,898,531)	(2,934,195)

Total provision for (benefit from) income taxes	$223,465	$(14,324,947)	$(2,573,675)

The Company recognized an income tax benefit of $14,324,947 and $2,573,675 for the year ended June 30, 2004 and 2005, respectively. For the year ended June 30, 2004, the Company revised its estimate of the valuation allowance previously established for the Company’s deferred tax asset, resulting in a $14,898,531 income tax benefit. For the year ended June 30, 2005, the Company recognized an additional $2,934,195 income tax benefit for current year created U.S. net operating losses, other than net operating losses related to the exercise of stock options, and other deferred tax adjustments that are not subject to a valuation allowance.
Income tax expense related to earnings of consolidated subsidiaries located outside of the United States is provided at tax rates of the respective country in which the subsidiaries are located. The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because the Company intends to indefinitely reinvest such earnings.
The components of income (loss) from operations before income taxes are as follows:

	Year Ended June 30,
	2003	2004	2005
United States	$5,635,918	$21,545,679	$(7,414,728)
Foreign	(9,735,964)	(14,328,598)	(3,325,817)

	$(4,100,046)	$7,217,081	$(10,740,545)

Items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate are as follows:

	Year Ended June 30,
	2003	2004	2005
Tax (benefit) expense at statutory rates	$(1,394,000)	$2,472,152	$(3,759,190)
Effect of:
State income tax, net	129,000	685,712	(193,832)
Foreign tax	223,465	175,804	(278,996)
Stock options	(708,000)	—	—
Tax rate adjustments	—	—	(1,831,081)
Net operating losses and tax credits	—	—	791,872
Permanent and other differences	(466,000)	571,176	750,782
Change in valuation allowance	2,439,000	(18,229,791)	1,946,770

Provision for (benefit from) income taxes	$223,465	$(14,324,947)	$(2,573,675)

For the year ended June 30, 2004, the change in the valuation allowance includes the partial reversal of the deferred tax valuation allowance of $14,898,531 discussed below. For the year ended June 30, 2005, the Company recognized a $4,282,991 foreign pre-tax loss from its European operations that did not generate an income tax benefit due to full valuation allowances booked against foreign deferred tax assets. The fiscal 2005 tax rate adjustment reflects increases, as compared to fiscal 2004, in U.S. federal income tax rate from 34% to 35% and in U.S. state gross income tax rate from 6% to 6.75%. Fiscal 2005 net operating losses and tax credits reflect impact of expired net operating losses and research tax credits and new research tax credits
The Company’s net deferred tax assets are as follows:

	June 30,
	2004	2005
Net operating loss carryforwards	$43,977,001	$51,941,410
Research and development credits	2,808,099	3,048,306
Fixed assets and intangibles	611,859	899,577
Reserves	1,593,161	1,359,687
Patent litigation settlement	—	2,954,063
Alternative minimum tax credit	41,920	41,920
Other	2,389,122	2,422,471

Deferred tax assets	51,421,162	62,667,434
Valuation allowance	(36,643,480)	(44,868,478)

	$14,777,682	$17,798,956

At June 30, 2005, the Company had U.S. tax net operating loss carryforwards for income tax purposes of $113,394,297. For June 30, 2005, the Company had $92,719,891 of the net operating loss carryforwards attributable to exercised stock options, the benefit of which, if realized, will increase additional paid-in capital. At June 30, 2005 the Company had foreign tax net operating loss carryforwards for income tax purposes of $22,181,359. At June 30, 2005, the Company also had U.S. research tax credit carryforwards of $3,048,306. The Company’s U.S. net operating loss carryforwards and research tax credits expire, if unused, in various years from fiscal 2006 through 2025. Depending on the applicable foreign tax jurisdiction, the Company’s foreign net operating loss carryforwards expire in certain jurisdictions, if unused, in various years starting in 2011; in several foreign tax jurisdictions the Company’s foreign net operating losses can be carried forward indefinitely under current tax law.
Realization of total deferred tax assets is contingent upon the generation of future taxable income. Prior to fiscal 2004, the Company had experienced significant operating losses and operated in an industry subject to rapid technological change. Therefore, the Company’s entire deferred tax assets were fully reserved with a valuation allowance prior to fiscal 2004. For the year ended June 30, 2004, the Company revised its estimate of the valuation allowance previously established for the Company’s deferred tax asset, resulting in a $14,898,531 income tax benefit. For the year ended June 30, 2005, the Company recognized an additional $2,934,195 income tax benefit for current year created U.S. net operating losses, other than net operating losses related to the exercise of stock options, and other deferred tax adjustments that are not subject to a valuation allowance. Due to the uncertainty of realization of certain tax benefits, the Company has retained a portion of the valuation allowance for the net operating loss carryforwards that are related to the exercise of stock options as well as other U.S. net operating losses and U.S. research tax credits that are expected to expire unused. The Company has also retained a full valuation allowance for its foreign net operating losses. A significant portion of the remaining U.S. deferred tax asset valuation allowance, if released, will be reflected as a direct increase to stockholders’ equity and will not impact the Consolidated Statement of Operations. The remaining valuation allowance, if released, will be reflected as an increase to book income and will impact the Consolidated Statement of Operations.
The Company reviews its deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on recent historical financial trends and estimates of future taxable income. Changes in the Company’s assessment of the need for a valuation allowance could give rise to adjustments to the valuation allowance and an expense in the period of change.
In 1991, the Company experienced a change in ownership as defined under Section 382 of the Internal Revenue Code, which caused the utilization of pre-change losses and credits to be limited. In fiscal 2005, all remaining 1991 pre-change losses and credits expired unused. The timing and manner in which the Company may utilize net operating loss carryforwards, U.S. research credit carryforwards, and U.S. alternative minimum tax credit carryforwards in any year, or in total, may be limited by Section 382 should an ownership change be determined to have occurred.
6. Stockholders’ Equity
Common Stock
Under the Roche Distribution Contract as discussed in Note 7, Roche made a non-refundable payment of $5.0 million to the Company in fiscal 2001, which was recorded as a deferred liability on the Consolidated Balance Sheet as of June 30, 2002. On July 1, 2002, consistent with the provisions of the Roche Distribution Contract, this payment was converted into 142,857 shares of Digene Common Stock at a conversion price of $35 per share.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended June 30,
	2003	2004	2005
Numerator:
Net income (loss)	$(4,323,511)	$21,542,028	$(8,166,870)
Denominator:
Weighted average shares outstanding — Basic	18,135,689	19,144,021	19,964,800
Dilutive securities — stock options	—	1,662,057	—

Weighted average shares outstanding — Diluted	18,135,689	20,806,078	19,964,800

Basic net income (loss) per share	$(0.24)	$1.13	$(0.41)
Diluted net income (loss) per share	$(0.24)	$1.04	$(0.41)
For the period ended June 30, 2004, outstanding stock options to purchase approximately 129,000 shares of Common Stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period. None of the stock options outstanding for the periods ended June 30, 2003 and 2005 were included in the computation of diluted net loss per share because the effect would have been antidilutive.

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
As of June 30, 2005, 1,498,233 shares were available for grant or award under the Omnibus Plan, the Directors’ Plan, the 1997 Stock Option Plan and the 1999 Plan. Of these, 1,213,733 shares are available for grant or award to officers and employees under the Omnibus Plan and the 1999 Plan.
The terms of all stock options granted may not exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair market value of Common Stock at the time of the grant.

Common Stock options activity is as follows:

			Year Ended June 30,
	2003		2004		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,265,862	$20.62	4,051,013	$17.95	3,234,018	$23.74

Options granted	1,096,000	8.88	888,200	31.91	662,750	29.95

Options exercised	(209,623)	9.93	(1,558,710)	13.41	(153,335)	9.99

Options canceled or expired	(101,226)	22.64	(146,485)	23.12	(225,553)	28.44

Outstanding at end of year	4,051,013	17.95	3,234,018	23.74	3,517,880	25.22

Options exercisable at year-end	2,119,687	16.90	1,322,233	25.00	2,607,335	27.35

The following table summarizes information about stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.00 — $10.00	688,806	6.4	$7.33	396,396	$7.55
$10.01 — $20.00	339,108	5.9	14.61	203,178	13.61
$20.01 — $30.00	845,683	7.4	26.30	398,578	26.01
$30.01 — $40.00	1,593,283	6.4	33.95	1,558,183	33.88
$40.01 — $47.63	51,000	7.7	46.97	51,000	46.97

	3,517,880	6.6	25.22	2,607,335	27.35

The weighted-average fair values of the options granted during the years ended June 30, 2003, 2004 and 2005 were $6.50, $15.94 and $17.81, respectively.
The Company issued 25,000 stock options to a non-employee during the year ended June 30, 2003. These stock options had a vesting period of 30 months. The fair value of these stock options was recorded as deferred compensation and was amortized over the performance period. Under variable plan accounting, the value of the unvested stock options was re-measured and recognized in operations at each reporting date until fully vested.

7. Commitments and Contingencies
Lease Commitments
The Company leases a facility in Gaithersburg, Maryland, comprising a total of approximately 111,000 square feet for its corporate headquarters and manufacturing operations. The lease for the Gaithersburg facility has a ten-year term and the Company has two options to extend the term for a five-year period each. The Company also leases office and sales operations facilities in the United Kingdom, Germany, Switzerland, France, Brazil, Italy and Spain, which leases run in length from one year to eight years. The Company also utilizes dedicated space in a third-party warehouse facility in Germany to support its European operations. Future minimum rental commitments under these and other operating lease agreements, including the agreements mentioned above, are as follows as of June 30, 2005:

2006	$3,566,728
2007	3,456,901
2008	3,227,884
2009	3,165,400
2010	1,630,055
Thereafter	158,258

$15,205,226

Rent expense under these leases was $3,174,602, $3,448,493, and $4,040,397 for the years ended June 30, 2003, 2004 and 2005, respectively.
Royalty and Technology Expenses
The Company’s access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties on future net sales on certain products. For the years ended June 30, 2003, 2004 and 2005, total royalties amounted to $2,813,556, $1,704,837 and $5,393,343, respectively.
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
Under the Settlement and License Agreement (the “Enzo Agreement”), Digene received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. Digene made an initial payment to Enzo of $16.0 million, of which $2.0 million can be used to offset future royalty payments under the terms of the Enzo Agreement, resulting in $14.0 million in patent litigation settlement expense. Digene will also pay Enzo royalties on future net sales of products covered by the license grant, which royalties will be at least $2.5 million for the first annual period, beginning October 1, 2004 and ending September 30, 2005, and at least $3.5 million for each of the next four annual periods under the Enzo Agreement. Digene is obligated to make such guaranteed minimum payments in such first five annual periods. Digene’s obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Enzo Agreement.
In July 2001, Institut Pasteur notified the Company that Institut Pasteur was granted a new U.S. patent concerning the HBV genome and requested information from Digene regarding products that may use the technology described in such new patent. On January 4, 2005, the Company made a payment for additional royalty and technology expense of $750,000, which was accrued at December 31, 2004, relating to terms agreed to on October 14, 2004 with Institut Pasteur with respect to a non-exclusive license to Institut Pasteur’s intellectual property concerning the HBV genome.

Through a license with Georgetown University, the Company obtained exclusive, worldwide rights to a United States patent application (subsequently issued) and corresponding foreign patents and patent applications relating to HPV type 52 and to a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types. On July 12, 2005, the Company executed a Settlement and License Agreement with Georgetown University (the “Georgetown Agreement”) to settle litigation then pending in the United States District Court for the District of Columbia. Under the Georgetown Agreement, the Company received irrevocable, world-wide, exclusive, royalty-bearing licenses with the right to grant sublicenses under identified Georgetown patents. Additionally, the Georgetown Agreement contained a mutual release for all past claims. As of June 30, 2005, the Company recorded its $7,500,000 obligation to Georgetown. In July 2005, the Company made an initial payment to Georgetown University of $3,750,000, and will make a second payment to Georgetown University of $3,750,000 no later than October 15, 2005. The Company will also pay Georgetown University royalties on future net sales of products covered by the license grant.
Repurchase of Equipment under prior Marketing and Distribution Agreements
On April 29, 2001, the Company entered into an agreement (the “Roche Distribution Contract”) with Roche. Under the Roche Distribution Contract, Roche acted as a co-exclusive distributor for the Company’s HPV products in Europe, Africa and the Middle East from May 1, 2001 through June 30, 2002 and the parties agreed to evaluate opportunities for a broader relationship.
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
Co-Promotion Agreement
In January 2001, the Company entered into an exclusive co-promotion agreement with Cytyc for the promotion of the Company’s hc2 High-Risk HPV DNA Test for use with Cytyc’s ThinPrep® Pap Test in the United States and Puerto Rico. The companies jointly promoted the benefits of testing for HPV with the Digene hc2 High-Risk HPV DNA Test directly from Cytyc’s ThinPrep Pap Test sample collection vial. Subject to U.S. Food and Drug Administration approval, the companies intended to co-promote the combined products as the most effective primary screening method for cervical cancer. The original term of the agreement expired June 30, 2002 and was allowed to automatically renew until June 30, 2003. This agreement was not renewed at June 30, 2003. In accordance with the co-promotion agreement, Digene paid Cytyc for its co-promotion activities based on a product sales-derived formula. For the year ended June 30, 2003, the Company recorded expenses of approximately $2.3 million, related to payments due to Cytyc for these co-promotion activities. For the years ended June 30, 2004 and 2005, there were no expenses incurred.

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
8. Warranties
The Company reserves approximately 2% of product sales for its standard warranty obligations. The Company also offers its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the period of the extended warranty. Changes in the Company’s standard warranty reserve are as follows:

	For the Year Ended June 30,
	2004	2005
Balance, beginning of period	$633,430	$896,626
Warranties issued during the period	1,776,057	2,274,912
Changes in liability for pre-existing warranties during the period, including expirations	(1,512,861)	(2,034,289)

Balance, end of period	$896,626	$1,137,249

9. Retirement Plan
The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”), which covers all employees. Employees may contribute to the Plan beginning the first of the month after hire. The Plan stipulates that employees may elect an amount up to 100% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. It is recommended that elective deferral contributions not exceed between 80% and 90% of eligible pay to allow for withholding of Social Security, Federal and state taxes. This maximum deferral percentage will also allow for employer contributions, if any. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in such discretionary employer contributions over five years. No contributions were made by the Company during the years ended June 30, 2003 or 2004. In January 2005, the Company contributed approximately $122,000 to the Plan relating to the calendar year 2004 employee contributions. As of June 30, 2004 and 2005, the Company recorded an accrual of approximately $50,000 and $75,000, respectively, for contributions to be made in the next fiscal year.
10. Significant Customers and Geographic Information
For the year ended June 30, 2003, two customers comprised 18% and 10% of total revenues, respectively. For the year ended June 30, 2004, two customers generated 17% and 10% of total revenue, respectively. For the year ended June 30, 2005, two customers generated 20% and 12% of total revenue, respectively. As of June 30, 2004 and 2005, the Company recorded receivable balances of approximately $4,186,000 and $5,399,000, respectively, from these customers.

The Company operates one business segment that develops, manufactures and markets proprietary gene-based tests for the detection, screening and monitoring of human diseases. Worldwide operations are summarized by geographic region in the following table:

	2003		2004		2005
	Assets	Revenues	Assets	Revenues	Assets	Revenues
North America	$50,845,853	$46,279,902	$92,526,699	$67,169,751	$92,682,912	$88,577,142
Europe	11,310,693	11,174,822	9,789,249	15,841,533	12,690,511	18,221,949
Latin America	1,170,898	2,703,297	928,048	3,292,641	1,464,285	3,973,103
Pacific Rim	47,706	2,943,875	26,252	3,856,643	7,722	4,369,409

	$63,375,150	$63,101,896	$103,270,248	$90,160,568	$106,845,430	$115,141,603

11. Quarterly Results of Operations (Unaudited)
The following is a summary of quarterly results of operations for the fiscal quarters (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Revenues	$26,211	$26,953	$29,667	$32,311
Net income (loss)	$(6,273)	$304	$1,565	$(3,763)
Basic net income (loss) per share	$(0.32)	$0.02	$0.08	$(0.19)
Diluted net income per share	$(0.32)	$0.01	$0.08	$(0.19)

2004
Revenues	$19,618	$21,114	$23,565	$25,863
Net income (loss)	$655	$948	$2,490	$17,448
Basic net income (loss) per share	$0.04	$0.05	$0.13	$0.88
Diluted net income (loss) per share	$0.03	$0.05	$0.12	$0.83
The sum of basic and diluted net income (loss) per share for the four quarters in each of fiscal 2005 and 2004 may not equal basic and diluted net income (loss) per share for the year due to the changes in the number of weighted-average shares outstanding during the year.
The increase in net income from approximately $2,490,000 in the third quarter of fiscal 2004 to approximately $17,488,000 in the fourth quarter in fiscal 2004 primarily relates to the partial reversal of the deferred tax valuation allowance approximating $14.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures has occurred within the last two fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
     Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2005, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Report on Internal Control Over Financial Reporting on page 57 of this Annual Report on Form 10-K and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on page 58 of this Annual Report on Form 10-K are incorporated herein by reference.
     There were no changes that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     All information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of our 2005 fiscal year has been reported.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors. The information with respect to directors required by this item is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on October 26, 2005, which shall be filed with the Securities and Exchange Commission within 120 days after the end of Digene’s fiscal year (the “2005 Proxy Statement”).
Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Form 10-K.
Code of Ethics. The information with respect to our Code of Ethics for CEO and Senior Financial Executives and our Code of Business Conduct for all employees required by this item is incorporated herein by reference to the 2005 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
     The information required under this item is incorporated herein by reference to the 2005 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required under this item is incorporated herein by reference to the 2005 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     No information is required under this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

•	Consolidated Financial Statements of Digene Corporation:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2005 and 2004
Consolidated Statements of Operations for the fiscal years ended June 30, 2003, 2004 and 2005
Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2003, 2004 and 2005
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2003, 2004 and 2005
Notes to Consolidated Financial Statements

•	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

•	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Digene (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

3.2	Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.1	Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur (Incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.2	License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.3	License Agreement dated September 1, 1995 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.4	License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd. (Incorporated by reference to Exhibit 10.28 of the Registrant’s

Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.5 +	License Agreement dated April 5, 2000 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.6	Amended and Restated Reseller Agreement dated December 10, 2003, between Digene Corporation and Applera Corporation, acting through its Applied Biosystems Group (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.7 ++	Original Equipment Manufacturer Supply Agreement dated January 23, 2001 between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.8	Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.09	Lease dated as of March 2, 1998 by and between Digene and ARE — Metropolitan Grove I, LLC (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.10 !	Amended and Restated 1996 Omnibus Plan (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.11	Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12 !	Amended and Restated Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.30 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.13 !	Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 of Digene’s Registration Statement on Form S-8 (File No. 333-120299) dated November 8, 2004).

10.13(a) !	Amendment to the Amended and Restated 1999 Incentive Plan, Stock Option Awards to Employees Working in France (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.14 !	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.15 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.16 !	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.17 !	Form of Employment Agreement between each of Digene and each of the executive officers listed on Exhibit 10.17(a).

10.17(a) ! *	Schedule of executive officers of Digene entering into Employment Agreement.

10.18 !	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.4 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.19 !	Form of Change in Employment Agreement between Digene and each of the executive officers listed on Exhibit 10.19(a) (Incorporated by reference to Exhibit 10.5 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.19(a) ! *	Schedule of executive officers of Digene entering into Change in Control Employment Agreement.

10.20 +++	Settlement and License Agreement, executed October 13, 2004, among Digene Corporation and Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21 ++++ *	Settlement and License Agreement, effective as of July 1, 2005, between Digene Corporation and Georgetown University.

10.22 !*	Non-Employee Director Compensation Policy.

10.23 !*	Schedule of Fiscal 2006 Executive Salaries.

21 *	Subsidiaries of the Registrant.

23.1 *	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1 *	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2 *	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32 *	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

+++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued December 7, 2004. Such provisions have been filed separately with the Commission.

++++	Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on September 13, 2005. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGENE CORPORATION

September 13, 2005	By:	/s/ Evan Jones

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Evan Jones	Chairman and Chief Executive	September 13, 2005

Evan Jones	Officer (principal executive officer)

/s/ Charles M. Fleischman	President, Chief Operating Officer,	September 13, 2005
Charles M. Fleischman	Chief Financial Officer and
Director (principal financial officer)

/s/ Joseph P. Slattery	Senior Vice President, Finance and	September 13, 2005
Joseph P. Slattery	Information Systems
(principal accounting officer)

/s/ John H. Landon	Director	September 13, 2005

John H. Landon

/s/ Joseph M. Migliara	Director	September 13, 2005

Joseph M. Migliara

/s/ Frank J. Ryan	Director	September 13, 2005

Frank J. Ryan

Signature	Title	Date
/s/ Cynthia L. Sullivan	Director	September 13, 2005

Cynthia L. Sullivan

/s/ Kenneth Weisshaar	Director	September 13, 2005

Kenneth Weisshaar

/s/ John J. Whitehead	Director	September 13, 2005

John J. Whitehead

Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at
	Beginning of				Balance at
Classification	Period	Additions	Deductions		End of Period
Allowance for doubtful accounts:

Year ended June 30, 2003	684	144	(396	)(1)	432

Year ended June 30, 2004	432	199	(31)		600

Year ended June 30, 2005	600	95	(407	)(2)	288

Reserve for inventory:

Year ended June 30, 2003	1,208	5,346	(4,137)		2,417

Year ended June 30, 2004	2,417	1,422	(1,556)		2,283

Year ended June 30, 2005	2,283	1,462	(1,770)		1,975

(1) “Deductions” represent accounts written off during the period less recoveries of accounts previously written off.

(2) During the year ended June 30, 2005, the allowance for doubtful accounts included a reduction of approximately $334,000 based on changes in reserve assumptions.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Digene (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

3.2	Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.1	Cross-License Agreement dated April 1, 1990 among Life Technologies, Inc. and Institut Pasteur (Incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.2	License Agreement dated December 19, 1990 between Digene and Life Technologies, Inc. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.3	License Agreement dated September 1, 1995 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.4	License Agreement dated September 27, 1995 between Digene and Kanebo, Ltd. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.5 +	License Agreement dated April 5, 2000 between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.6	Amended and Restated Reseller Agreement dated December 10, 2003, between Digene Corporation and Applera Corporation, acting through its Applied Biosystems Group (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.7 ++	Original Equipment Manufacturer Supply Agreement dated January 23, 2001 between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.8	Registration Rights Agreement dated as of May 24, 1996 between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.9	Lease dated as of March 2, 1998 by and between Digene and ARE — Metropolitan Grove I, LLC (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

Exhibit No.	Description
10.10 !	Amended and Restated 1996 Omnibus Plan (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.11	Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.12 !	Amended and Restated Directors’ Stock Option Plan (Incorporated by reference to Exhibit 10.30 of Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.13 !	Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 of Digene’s Registration Statement on Form S-8 (File No. 333-120299) dated November 8, 2004).

10.13(a) !	Amendment to the Amended and Restated 1999 Incentive Plan, Stock Option Awards to Employees Working in France (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.14 !	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.15 !	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.16 !	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.2 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.17 !	Form of Employment Agreement between each of Digene and each of the executive officers listed on Exhibit 10.17(a) (Incorporated by reference to Exhibit 10.3 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.17(a)! *	Schedule of executive officers of Digene entering into Employment Agreement.

10.18 !	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.4 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.19 !	Form of Change in Employment Agreement between Digene and each of the executive officers listed on Exhibit 10.19(a) (Incorporated by reference to Exhibit 10.5 of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.19(a)! *	Schedule of executive officers of Digene entering into Change in Control Employment Agreement.

Exhibit No.	Description
10.20 +++	Settlement and License Agreement, executed October 13, 2004, among Digene Corporation and Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (Incorporated by reference to Exhibit 10.1 of Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21 ++++*	Settlement and License Agreement, effective as of July 1, 2005, between Digene Corporation and Georgetown University.

10.22 !*	Non-Employee Director Compensation Policy.

10.23 !*	Schedule of Fiscal 2006 Executive Salaries.

21 *	Subsidiaries of the Registrant.

23.1 *	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1 *	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2 *	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

+++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued December 7, 2004. Such provisions have been filed separately with the Commission.

++++	Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on September 13, 2005. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.