Form 10-Q
period 2005-09-30
DIGENE CORP
filed 2005-11-02
CIK 1011582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	October 31, 2005

(Common Stock, par value $.01 per share)	20,138,224

DIGENE CORPORATION
INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets- September 30, 2005 and June 30, 2005	3

Consolidated Statements of Operations- Three months ended September 30, 2005 and 2004	4

Consolidated Statements of Cash Flows- Three months ended September 30, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information:

Item 1. Legal Proceedings	23

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits and Reports on Form 8-K	26

Signatures

Exhibit Index

PART I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,202	$15,789
Short-term investments	38,468	30,292
Accounts receivable, less allowance of approximately $339 and $288	20,940	20,297
at September 30, 2005 and June 30, 2005, respectively
Inventories, net	7,376	7,197
Prepaid expenses and other current assets	2,719	3,130
Deferred tax asset, current	2,198	2,038

Total current assets	80,903	78,743

Property and equipment, net	9,955	10,104
Deposits and other assets	2,261	2,237
Deferred tax asset, net	14,597	15,761

Total assets	$107,716	$106,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,522	$7,807
Accrued expenses	8,988	11,996
Accrued payroll	6,115	5,835
Current portion of long-term debt	116	116

Total current liabilities	22,741	25,754

Deferred rent	793	763
Long-term debt, less current portion	538	572

Minority interest	464	353

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 20,116,773 and 20,037,253 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	201	200
Additional paid-in capital	143,413	140,914
Accumulated other comprehensive income	561	602
Accumulated deficit	(60,995)	(62,313)

Total stockholders’ equity	83,180	79,403

Total liabilities and stockholders’ equity	$107,716	$106,845

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)
Revenues:
Product sales	$32,822	$25,747
Other	530	464

Total revenues	33,352	26,211

Costs and expenses:
Cost of product sales	4,901	4,525
Royalty and technology	1,862	1,408
Research and development	3,764	2,673
Selling and marketing	14,586	9,296
General and administrative	5,548	4,561
Patent litigation settlement	—	14,000

Income (loss) from operations	2,691	(10,252)

Other income (expense):
Interest income	285	189
Interest expense	3	(21)
Other income (expense)	25	(38)

Income (loss) before minority interest and income taxes	3,004	(10,122)

Minority interest	(111)	(175)

Income (loss) before income taxes	2,893	(10,297)

Provision for (benefit from) income taxes	1,575	(4,024)

Net income (loss)	$1,318	$(6,273)

Basic net income (loss) per share	$0.07	$(0.32)

Diluted net income (loss) per share	$0.06	$(0.32)

Weighted average shares outstanding
Basic	20,088	19,888

Diluted	20,465	19,888

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)
Operating activities
Net income (loss)	$1,318	$(6,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	879	1,104
Loss on disposal of fixed assets	24	77
Compensation expense related to stock options	1,353	(149)
Deferred tax benefit	697	(3,699)
Minority interest	111	175
Changes in operating assets and liabilities:
Accounts receivable	(621)	(1,225)
Inventories	(168)	25
Prepaid expenses and other current assets	403	229
Deposits and other assets	(24)	(40)
Accounts payable	(266)	(1,018)
Accrued expenses	737	31
Accrued patent litigation settlement	(3,750)	14,000
Accrued payroll	284	(430)
Deferred rent	30	6

Net cash provided by operating activities	1,007	2,813

Investing activities
Purchases of short-term investments	5,286	(6,401)
Sales and maturities of short-term investments	(13,472)	6,191
Capital expenditures	(755)	(1,295)

Net cash used in investing activities	(8,941)	(1,505)

Financing activities
Exercise of common stock options	1,459	146
Principal payments of long-term debt	(34)	(1,373)

Net cash provided by (used in) financing activities	1,425	(1,227)

Effect of currency translations	(78)	286

Net (decrease) increase in cash and cash equivalents	(6,587)	367
Cash and cash equivalents at beginning of period	15,789	4,080

Cash and cash equivalents at end of period	$9,202	$4,447

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three-month periods ended September 30, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature, except for the patent litigation settlement accrual (see Note 6). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission.
The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
Certain prior year amounts have been reclassified to conform to current year presentation.
2. Recent Accounting Pronouncements
In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement 151”). Statement 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005 and the Company adopted the standard effective July 1, 2005. The adoption of Statement 151 has not had a material impact on the Company’s consolidated financial statements.
3. Other Balance Sheet Information
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	September 30,	June 30,
	2005	2005
	(unaudited)
Finished goods	$5,194	$4,642
Work in process	3,295	3,343
Raw materials	1,024	1,187

	9,513	9,172
Inventory reserve	(2,137)	(1,975)

	$7,376	$7,197

4.	Income Taxes
During fiscal 2005, the Company continued to retain a valuation allowance for the portion of deferred tax assets the Company believes is uncertain to be realized. The realization of deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of certain tax benefits, the Company continues to retain the portion of the valuation allowance established for the U.S. net operating loss carryforwards that are related to the exercise of stock options and the amount of U.S. net operating loss carryforwards and U.S. research and development credits expected to expire unused. Further, the Company continues to retain a valuation allowance on a significant portion of its foreign deferred tax assets, including net operating loss carryforwards.
The provision for income taxes recorded for the three months ended September 30, 2005 and the benefit for income taxes recorded for the three months ended September 30, 2004 are based on the Company’s estimated annual effective tax rate. Items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited, certain non-deductible expenses, and research and development tax credits.
5. Stockholders’ Equity
Common Stock and Per Share Calculation
For the three-month periods ended September 30, 2005 and 2004, in conjunction with stock option exercises, the Company issued 79,520 and 10,991 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $1,147,000 and $146,000 for the three-month periods ended September 30, 2005 and 2004, respectively.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	September 30,
(in thousands, except per share data)	2005	2004
Numerator:
Net income (loss)	$1,318	$(6,273)
Denominator:
Weighted average shares outstanding — basic	20,088	19,888
Dilutive securities — stock options	377	—

Weighted average shares outstanding — diluted	20,465	19,888

Basic net income (loss) per share	$0.07	$(0.32)
Diluted net income (loss) per share	$0.06	$(0.32)
None of the stock options outstanding in the three-month period ended September 30, 2004 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive. For the three-month period ended September 30, 2005, outstanding stock options to purchase approximately 246,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period.

Stock-Based Compensation
Prior to July 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective-transition method.
Under the modified-prospective-transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the three-month period ended September 30, 2005, are approximately $1,353,000 and $820,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three-month period ended September 30, 2005 would have been $0.11 and $0.10, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.07 and $0.06, respectively.
The total intrinsic value of stock options exercised during the three-month period ended September 30, 2005 was approximately $1,211,000. The weighted-average grant-date fair value of equity awards granted during the quarter ended September 30, 2005 was $17.23. The total fair value of stock options which vested during the three-month period ended September 30, 2005 was approximately $3,566,000. There were 2,847,223 fully vested stock options outstanding at September 30, 2005. These stock options had a weighted-average exercise price of $26.28 and an intrinsic value of approximately $6,321,000 and a weighted-average remaining life of 4.4 years.
The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation for the three-month period ended September 30, 2004. The reported and pro forma net income and net income per share for the three-month period ended September 30, 2005 are the same because stock-based compensation expense is calculated under the provisions of Statement 123(R). The amounts for the three-month period ended September 30, 2005 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the period of the previous year.

	Three Months Ended September 30,
	2005	2004
(in thousands, except per share data)
Net income (loss), as reported	$1,318	$(6,273)
Add: Stock-based non-employee compensation (income) expense included in reported net income (loss), net of taxes	—	(79)
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all grants	—	(3,396)

Pro forma net income (loss)	$1,318	$(9,748)

Net income (loss) per share:
Basic – as reported	$0.07	$(0.32)
Basic – pro forma	$0.07	$(0.49)
Diluted – as reported	$0.06	$(0.32)
Diluted – pro forma	$0.06	$(0.49)

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement 123 and, in periods prior to July 1, 2005, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model through June 30, 2004 and a trinomial lattice option-pricing fair value model thereafter. The following weighted-average assumptions were used for options granted in the three months ended September 30, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

Dividend yield	0.00%
Expected volatility	74.2%
Risk-free interest rate	4.07%
Expected life of the option term (in years)	4.8
Forfeiture rate	5.5%
Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility since its initial public offering to estimate expected volatility because the current business strategy, which is not expected to change materially, is fundamentally consistent with past strategy. Excluding the first year, during which there is inadequate data to calculate annual volatility, the volatility has averaged 76.8%, with a high and low value of 81.2% and 68.4%, respectively.
Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option.
Expected Life of the Option Term — This is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of seven years. The Company estimates the expected life of the option term using a lattice model with inputs regarding estimated exercise behavior that are consistent with actual past behavior for similar options.
Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data ranging anywhere from one to three years with further consideration given to the class of employees to whom the options were granted.
During the quarter, the Company also issued 56,467 performance shares to certain employees. Under the terms of the grants, the actual number of shares of stock issued may be reduced to zero or increase as much as two-fold, depending on achievement of established three-year revenue and earnings performance objectives. In addition, recipients of these performance shares must continue their employment for three years from the date of grant.
The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”. For the three months ended September 30, 2004, compensation (income) expense of $(149,000) was recognized for the change in fair value of the equity awarded to non-employees. No compensation expense was recognized for the change in fair value of the equity award to non-employees for the three-month period ended September 30, 2005.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. The $312,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash flow if the Company had not adopted Statement 123(R).
Stock Compensation Plans
In March 1996, the Company adopted the Digene Corporation Omnibus Plan (the “Omnibus Plan”). Pursuant to the Omnibus Plan, officers or other employees of the Company may receive options to purchase Common Stock. The Omnibus Plan is administered by the Compensation Committee. A maximum of 2,000,000 shares have been authorized to cover grants and awards under the Omnibus Plan.
In October 1996, the Company adopted the Digene Corporation Directors’ Stock Option Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, directors of the Company may receive options to purchase Common Stock. The Directors’ Plan is administered by the Board of Directors. In October 2005, the Directors’ Plan was Amended and Restated to change the name of the Directors’ Plan to the Directors’ Equity Compensation Plan, to add restricted stock units and restricted stock to the types of awards which can be made pursuant to the Directors’ Plan, to provide for the automatic grant of options to purchase 5,000 shares of our Common Stock and restricted stock units with a fair market value of $45,000 to non-employee directors on an annual basis and the termination date has been extended to October 2015. A maximum of 500,000 shares have been authorized to cover grants and awards under the Directors’ Plan.
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
In October 1999, the Company adopted the Digene 1999 Incentive Plan (the “1999 Plan”). Pursuant to the 1999 Plan, employees of the Company and its subsidiaries may receive options to purchase Common Stock and other Common Stock awards. The 1999 Plan is administered by the Compensation Committee. In October 2005, the 1999 Plan was Amended and Restated to increase the number of Common Stock available for grants and awards under the 1999 Incentive Plan by 200,000 shares, to provide that any grant of performance shares, restricted stock or unrestricted stock under the 1999 Plan on or after October 26, 2005 will be counted against the 1999 Plan’s share reserve as two shares for every one share subject to such award and to extend, at the sole discretion of the Compensation Committee, the period during which vested non-qualified stock options may be exercised following an optionee’s termination of employment if the optionee is engaged as a consultant by the Company following his or her termination but not for more than twelve months following such termination. A maximum of 5,100,000 shares have been authorized to cover grants and awards under the 1999 Plan.
As of September 30, 2005, 1,253,699 shares were available for grant or award under the Omnibus Plan, the Directors’ Plan, the 1997 Stock Option Plan and the 1999 Plan. Of these, 969,199 shares are available for grant or award to officers and employees under the Omnibus Plan and the 1999 Plan.
After September 20, 2005, the terms of stock options granted under the Directors’ Plan and the 1999 Plan may not exceed seven years. Previously, the terms of all stock options granted were not to exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair market value of Common Stock at the time of the grant.
Common Stock equity award activity is as follows for the three months ended September 30, 2005:

		Weighted-Average
	Shares	Exercise Price
Outstanding at beginning of period	3,517,880	$25.22
Granted	240,217	21.49
Exercised	(79,520)	14.42
Canceled or expired	(52,150)	24.75

Outstanding at end of period	3,626,427	25.21

Exercisable at end of period	2,847,223	26.28

Comprehensive Income
Comprehensive income for the three months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Net income (loss), as reported	$1,318	$(6,273)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of $(4) and $10, respectively	(6)	32
Foreign currency translation (loss) gain	(35)	460

Comprehensive income (loss)	$1,277	$(5,781)

6. Royalty and Technology
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

Under the Settlement and License Agreement (the “Enzo Agreement”), Digene received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. In October 2004, Digene made an initial payment to Enzo of $16.0 million, of which $2.0 million can be used to offset future royalty payments under the terms of the Enzo Agreement, resulting in $14.0 million in patent litigation settlement expense. As of September 30, 2005, the Company has used approximately $1.6 million of the $2.0 million prepayment. Digene also pays Enzo royalties on future net sales of products covered by the license grant, which royalties were at least $2.5 million for the first annual period, beginning October 1, 2004 and ending September 30, 2005, and will be at least $3.5 million for each of the next four annual periods under the Enzo Agreement. Digene is obligated to make such guaranteed minimum payments in such first five annual periods. Digene’s obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Enzo Agreement.
In July 2001, Institut Pasteur notified the Company that Institut Pasteur was granted a new U.S. patent concerning the HBV genome and requested information from Digene regarding products that may use the technology described in such new patent. On January 4, 2005, the Company made a payment for additional royalty and technology expense of $750,000, which was accrued at September 30, 2004, relating to terms agreed to on October 14, 2004 with Institut Pasteur with respect to a non-exclusive license to Institut Pasteur’s intellectual property concerning the HBV genome.
Through a license with Georgetown University (“Georgetown”), the Company obtained exclusive, worldwide rights to a United States patent application (subsequently issued) and corresponding foreign patents and patent applications relating to HPV type 52 and to a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types (the “Georgetown patents”.) On July 12, 2005, the Company executed a Settlement and License Agreement with Georgetown (the “Georgetown Agreement”) to settle litigation then pending in the United States District Court for the District of Columbia related to such license. Under the Georgetown Agreement, the Company received irrevocable, worldwide, exclusive, royalty-bearing licenses with the right to grant sublicenses under the Georgetown patents. Additionally, the Georgetown Agreement contained a mutual release for all past claims. As of June 30, 2005, the Company recorded its $7.5 million obligation to Georgetown under the Georgetown Agreement and made payments related to such obligation of $3.75 million in July 2005 and October 2005. The Company also pays Georgetown royalties on future net sales of products covered by the license grant. The Company is obligated to make royalty payments on one Georgetown patent through October 15, 2008 and the other Georgetown patent through July 1, 2014, unless earlier terminated in accordance with the terms of the Georgetown Agreement.
7. Warranties
The Company reserves approximately 2% of product sales for its standard warranty obligations. Changes in the Company’s standard warranty reserve are as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Balance, beginning of period	$1,137	$897
Warranties issued during the period	649	518
Changes in liability for pre-existing warranties during the period, including expirations	(596)	(458)

Balance, end of period	$1,190	$957

The Company also offers its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the period of the extended warranty.

8. Contingencies
The Company is involved in various claims and legal proceedings of a nature considered normal to its business including protection of its owned and licensed intellectual property. The Company records accruals for such contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. The Company does not anticipate that any material financial liability will result from the defense of any litigation in which the Company is currently involved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in our Annual Report on Form 10-K for the year ended June 30, 2005. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from additional government entities, managed care organizations, and private insurance plans, particularly outside the United States; risk that other companies may develop and market human papillomavirus (HPV) tests competitive with our own; our ability to scale up our manufacturing to the extent demand for our products increases; our limited sales and marketing experience; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty to the outcome of patent litigation in which we are currently engaged; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products in development; uncertainty of future profitability and cash generation from operations; our ability, if necessary, to obtain requisite additional financing to fund our operations beyond calendar 2006; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2005.
Overview
     Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems using our patented Hybrid Capture® technology for the screening, monitoring and diagnosis of human diseases. Until the end of fiscal 2003 we incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products, the expansion of our manufacturing facilities and our global sales and marketing activities.
     Our revenues, to a significant extent, have been derived from the sales of our diagnostic tests for the presence of HPV, which accounted for 85% of total revenues in fiscal 2005. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, especially in the United States, will continue to drive the growth in revenues from our HPV test products in the future.
     In fiscal 2005, our gross margin on product sales increased to 82% as compared to 81% in fiscal 2004. In fiscal 2006, we believe that we will be able to sustain a gross margin consistent with fiscal 2005 levels. We calculate gross margin as the difference between product sales and the cost of product sales, which excludes royalty and technology expense, as a percentage of product sales for the period.

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
     We expect to increase the size of our investment in research and development for the next several quarters and focus our research and development expenditures on the development of our next generation Hybrid Capture platforms and other research and development programs primarily related to HPV testing.
     We expect our general and administrative expenses will increase to support the overall growth of our business.
     At September 30, 2005, we have two stock-based employee compensation plans, one stock-based non-employee compensation plan, and one stock-based director compensation plan, which are described more fully in Note 6 of our Annual Report on Form 10-K for the year ended June 30, 2005. Prior to July 1, 2005, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (”Statement 123(R)”), using the modified-prospective-transition method.
     Under the modified-prospective-transition method, the compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, our income before income taxes and net income for the three month period ended September 30, 2005, are approximately $1,353,000 and $820,000 lower, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three-month period ended September 30, 2005 would have been $0.11 and $0.10, respectively, if we had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.07 and $0.06, respectively. For the three-month period ended September 30, 2004, if we had accounted for employee stock options under Statement 123, we would have recognized approximately $3,396,000 of additional expense. Total compensation cost related to nonvested awards not yet recognized is expected to be approximately $6,089,000 over two years.
     On March 7, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of “underwater” unvested stock options held by certain current employees, including executive officers. Stock options held by non-employee directors were not included in such acceleration. A stock option was considered “underwater” if the option exercise price was greater than or equal to $32.35 per share. As such, we fully vested options to purchase 622,202 shares of our common stock. We took this action primarily to avoid recognizing compensation cost in future financial statements when Statement 123(R) became effective. We account for equity instruments issued to non-employees in accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”.

     Historically, we have granted stock options as the only form of equity compensation. In fiscal 2006, we have also begun to issue restricted stock units or performance shares to certain employees and directors.
     Although we anticipate increasing our expenditures as described above, we anticipate that factors such as the impact of our ability to sustain or increase our gross margins will offset the impact such increased expenditures would have on our operating profits. We expect to generate operating profits in fiscal 2006; however, there can be no assurance that we will meet this goal.
Results of Operations

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004	% change
	(in thousands)
Total revenue	$33,352	$26,211	27%
Product sales	32,822	25,747	27%
HPV test product revenue	28,392	22,449	26%
Cost of product sales	4,901	4,525	8%
Gross margin (1)	85%	83%	2%
Royalty and technology expense	$1,862	$1,408	32%

(1)	We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology fees, as a percentage of product sales for the period.
     Product sales increased 27% to approximately $32,822,000 for the three-month period ended September 30, 2005 from approximately $25,747,000 for the corresponding period in fiscal 2005. The increase was due primarily to a 26% growth in sales of our HPV test products to approximately $28,392,000. The majority of the growth in our HPV test product revenue was in the United States, which increased 29% to approximately $23,415,000. In the United States, most of the growth in our HPV test product sales was from increased acceptance of our Digene HPV Test (also marketed as the DNAwithPap™ Test in the United States) for adjunctive cervical cancer screening with a Pap test for women age 30 and older. We believe the continued growth was due in part to our physician and patient education activities which began in fiscal 2005. Total product sales in Europe increased 10% to approximately $4,056,000 for the three-month period ended September 30, 2005 from approximately $3,683,000 in the corresponding period in fiscal 2005. The growth in product sales in Europe is due to our subsidiary operating companies and distributor operations benefiting from our coordinated sales and marketing programs, public awareness campaigns and government education efforts. The net impact of foreign exchange rate fluctuations on product sales was immaterial for the three-month periods ended September 30, 2005 and 2004, respectively.
     Other revenues primarily include research and development contract revenues, equipment rental and extended warranty revenues and revenue for training services. Other revenues increased 14% to approximately $530,000 for the three-month period ended September 30, 2005 from approximately $464,000 for the corresponding period in fiscal 2005.
     Cost of product sales increased by 8% to approximately $4,901,000 for the three-month period ended September 30, 2005 from approximately $4,525,000 for the corresponding period in fiscal 2005 primarily due to increased product sales. For the three-month period ended September 30, 2005 cost of product sales included approximately $132,000 of stock compensation expense. Gross margins on product sales increased to 85% for the three-month period ended September 30, 2005 from 83% for the corresponding period in fiscal 2005. The increase in gross margin percentage for the three-month period ended September 30, 2005 from the corresponding period in fiscal 2005 was the result of a shift in product mix from lower margin products to higher margin HPV test products, as well as decreased manufacturing overhead costs as a percentage of product sales. We currently have plans to expand our manufacturing facilities. As the facility expansion gets underway, manufacturing expenses are likely to increase as a percentage of product sales in the latter quarters of fiscal 2006.
     Royalty and technology expense increased 32% to approximately $1,862,000 for the three-month period ended September 30, 2005 from approximately $1,408,000 for the corresponding period in fiscal 2005. The increase for the three-month period ended September 30, 2005 was primarily due to increased royalty expenses, effective October 1, 2004, on net sales of our products based on a Settlement and License Agreement with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc. (collectively, “Enzo”), under which we pay Enzo royalties on net sales of products covered by the license grant. Also contributing to the increase were additional royalties we accrued under a Settlement and License Agreement with Georgetown University (“Georgetown”), effective July 1, 2005, under which we pay Georgetown royalties on net sales of products covered by the license grant. During the quarter ended September 30, 2004, a charge of $750,000 was accrued relating to a non-exclusive license to Institut Pasteur’s intellectual property concerning the Hepatitis B virus genome. Please see “Liquidity and Capital Resources” below for a description of the Enzo and Georgetown settlements.
     Research and development expenses increased by 41% to approximately $3,764,000 for the three-month period ended September 30, 2005 from approximately $2,673,000 for the corresponding period in fiscal 2005. For the three-month period ended September 30, 2005 research and development expenses included approximately $42,000 of stock compensation expense. The increase in expenditures was due primarily to a 758% increase in professional services to approximately $1,220,000, due largely to costs paid to vendors for development of a specimen preparation system and clinical evaluations for processing liquid-based cytology.
     Our research and development activities focus on our platform technology, including substantial modifications to the design and capabilities of our products and equipment offerings. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.
     In the first three months of fiscal 2006, our research and development activities focused on our platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focused our research and development activities in four areas: (1) core research efforts for next generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) support of regulatory submissions to seek approvals to market our existing products for additional uses and indications in the U.S. and abroad.
     Our core research efforts for next generation technologies include research programs for improved molecular diagnostic assay systems for detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation of Hybrid Capture technology. We began product development of our proprietary next generation DNA test platform for ultra-sensitive detection of DNA targets in a multiplexed format and we are conducting further evaluations to confirm the applicability of the new method. We are working on products that will enable HPV genotyping, and have two products in the development pipeline that we plan on commercializing in the third quarter of fiscal 2006. We continue our collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid batch HPV test for resource constrained countries and are near completion of the second year of that program. Digene and PATH jointly fund the efforts subject to certain maximum funding obligations and Digene performs the product development and commercialization activities.
     Product development activities are currently focused on improving and simplifying cervical specimen processing procedures and increasing Hybrid Capture 2 assay throughput, including a new batch preparation method for processing liquid-based cytology specimens for Hybrid Capture testing. In support of this new method, we have completed a multi-center clinical evaluation specifically to validate the processing of cervical specimens collected in ThinPrep® PreservCytTM Solution (Cytyc Corporation). The results of this study are expected to support a pre-market approval supplement (PMA supplement) for the Hybrid Capture 2 testing of PreservCyt Solution specimens processed in this manner and lead to a FDA submission in fiscal 2006. Work is progressing as planned on a specimen preparation system to automate the front-end processing of all clinical specimen types for HPV, chlamydia (CT), and gonorrhea (GC) testing, including specimens collected in our Specimen Transport Media (STM). This specimen preparation system is intended to provide a streamlined means to prepare samples for transfer to our Rapid Capture System. We are continuing validation of the next version of Digene hc2 System Software for the Microplate Luminometer, which we expect to be available to our customers later in fiscal 2006. This software is expected to provide new features and improvements in the data acquisition and result reporting capabilities from our luminometer.
     We are continuing efforts to expand HPV testing capabilities for additional liquid-based cytology media, including the SurePathTM collection and preservative medium (TriPath Imaging). The regulatory and clinical work required to obtain FDA approval for use of SurePath for HPV testing following TriPath Imaging’s voluntary withdrawal of their PMA supplement in February 2005 is ongoing as part of the continued collaboration between Digene and TriPath Imaging.
     Selling and marketing expenses increased 57% to approximately $14,586,000 for the three-month period ended September 30, 2005 from approximately $9,296,000 for the corresponding period in fiscal 2005. The increase for the three-month period ended September 30, 2005 was primarily due to marketing program expenses, which increased 140% to approximately $3,726,000; personnel costs, which increased 54% to approximately $4,999,000; and facility and overhead costs, including travel, which increased 19% to approximately $2,667,000. The increase in personnel costs is due largely to increasing the size of our physician detailing sales force for which we began hiring extensively in the middle of fiscal 2005, and includes stock compensation expense of approximately $436,000. The increase in marketing program expenses is the result of a direct-to-consumer awareness campaign implemented during the quarter ended March 31, 2005 and continuing in fiscal 2006 due to the positive results of the campaign.
     Geographically, virtually all of the increase in our selling and marketing expenses for the three-month period ended September 30, 2005 was incurred in the United States, which increased 83% to approximately $11,487,000 as compared to approximately $6,282,000 in fiscal 2005, as we expanded our direct sales and marketing activities, including our physician and patient education activities, in the United States to increase sales of our HPV test products.
     General and administrative expenses increased 22% for the three-month period ended September 30, 2005 to approximately $5,548,000 from approximately $4,561,000 in fiscal 2005. The increase was due primarily to personnel costs, which increased 60% to approximately $3,060,000 and include a charge of approximately $743,000 of stock compensation expense in the three-month period ended September 30, 2005. This increase was partially offset by a 19% decrease in professional services to approximately $1,180,000. The decrease in professional services is due largely to a decrease in legal fees, which decreased 29% to approximately $688,000, due to the settlement of Georgetown litigation in the first quarter of fiscal 2006.

     Geographically, the majority of the increase in general and administrative expenses for the three-month period ended September 30, 2005 was incurred in the United States, which increased 26%, to approximately $3,877,000, over the corresponding period in fiscal 2005.
     Patent litigation settlement relates to the October 2004 settlement with Enzo, for which $14,000,000 was recorded in the first quarter of fiscal 2005. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.
     Interest income increased 51% to approximately $285,000 for the three-month period ended September 30, 2005 from approximately $189,000 in the corresponding period in fiscal 2005. The increase was due to higher interest rates during the three-month period ended September 30, 2005 compared to the corresponding period in fiscal 2005.
     Minority interest was approximately $111,000 for the three-month period ended September 30, 2005 compared to approximately $175,000 for the corresponding period in fiscal 2005. Minority interest represents the Digene do Brasil LTDA minority partner’s share of the equity and earnings of the subsidiary.
     During fiscal 2005, we continued to retain a partial valuation allowance for the portion of deferred tax assets we believe is uncertain to be realized. The realization of deferred tax assets is contingent upon the generation of future taxable income. Based upon projected future operating performances, and despite fiscal 2005 operating losses, we still believe that we will be able to utilize a portion of the value of our U.S. net operating loss (NOL) carryforward against future taxable income. However, due to the uncertainty of realization of certain tax benefits, we continue to retain the portion of the valuation allowance established for the U.S. net operating loss carryforwards that are related to the exercise of stock options and the amount of U.S. net operating loss carryforwards and U.S. research and development credits expected to expire unused. Further, we continue to retain a valuation allowance on a significant portion of its foreign deferred tax assets, including net operating loss carryforward.
     The provision for income taxes recorded for the three months ended September 30, 2005 and the benefit for income taxes recorded for the three months ended September 30, 2004 are based on our estimated annual effective tax rate. Items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited, certain non-deductible expenses, and U.S. research and development tax credits. We project income tax expense because net losses are expected to be derived from European operations and we cannot use losses from European operations to offset income generated from U.S. operations.
Liquidity and Capital Resources
     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $60,995,000 at September 30, 2005. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At September 30, 2005, we had cash, cash equivalents and short-term investments aggregating approximately $47,670,000. We had positive cash flows from operations of approximately $1,007,000 for the three months ended September 30, 2005 compared to positive cash flows from operations of approximately $2,813,000 for the corresponding period in fiscal 2005. The positive cash flows from operations for the three months ended September 30, 2005 was achieved despite the $3.75 million paid to Georgetown in July 2005, more fully described below. This amount was accrued at June 30, 2005.

     Net cash used in investing activities for the three months ended September 30, 2005 of approximately $8,941,000 included $13,472,000 of net sales and maturities of short-term investments, some of which was used to pay patent litigation settlement expenses, as more fully described below, partially offset by approximately $755,000 of capital expenditures. In fiscal 2006, we expect to spend a significant amount of working capital as we further expand our warehouse capacity at our Gaithersburg facility, for which we may obtain alternative financing.
     On October 13, 2004 we entered into a Settlement and License Agreement to settle our patent litigation with Enzo. Under the Agreement with Enzo, we received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. We made an initial payment to Enzo of $16.0 million, of which $2.0 million can be used to offset future royalty payments under the terms of the Agreement, resulting in a one-time pre-tax charge of $14.0 million in patent settlement expense. As of September 30, 2005, we have used approximately $1.6 million of the $2.0 million prepayment. We also pay Enzo royalties on future net sales of products covered by the license grant, which royalties were at least the guaranteed minimum of $2.5 million for the first annual period (October 1, 2004 to September 30, 2005) and will be at least guaranteed minimums of $3.5 million for each of the next four annual periods. We are obligated to make such guaranteed minimum payments in such first five annual periods under the Enzo Agreement. Our obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Enzo Agreement.
     On July 12, 2005 we entered into a Settlement and License Agreement with Georgetown. Under the Agreement with Georgetown, we were granted irrevocable, worldwide, exclusive, royalty-bearing licenses with the right to grant sublicenses under two Georgetown patents, as well as corresponding foreign patents and patent applications. Under the Georgetown Agreement, we made an initial payment of $3.75 million in July 2005, and we made a second payment of $3.75 million to Georgetown in October 2005. We recorded a pre-tax charge for this $7.5 million in settlement expense in our fiscal 2005 fourth quarter results. Digene also pays Georgetown royalties on future net sales of products covered by the license grants. Our obligation to make royalty payments on one of the Georgetown patents will end on October 15, 2008 and for the other Georgetown patent on July 1, 2014, unless earlier terminated in accordance with the terms of the Georgetown Agreement.
     In August 2004, we established a leasing facility with ePlus Group, Inc. with a total commitment of $1,000,000. We intend to use such facility to fund the lease of computer hardware and associated software. As of September 30, 2005, we have used approximately $638,000 of such commitment.
     We are currently in negotiations with our landlord to expand the manufacturing and research and development space at our Gaithersburg facility. It is likely that we will execute an amendment to our existing lease in the second quarter of fiscal 2006, which will extend the term of the lease beyond our existing commitment and require us to contribute financing to the expansion. Our Gaithersburg facility is currently accounted for as an operating lease and it is anticipated that under the terms of the proposed lease amendment, we will be required to prospectively account for the lease as a capital lease. If our lease does convert to a capital lease, we will record the fair value of the building on our balance sheet and also record the related lease obligation as a liability. This treatment has no impact on our cash flow or total expense over the lease term; however, it will result in acceleration of material expense from the latter years to the earlier years of the lease term. It will also change the financial statement presentation of the total expense, reflecting lower operating expenses and higher interest expense. The balance sheet and income statement impact of this transaction has not yet been determined but is expected to be material.

     We anticipate that our working capital requirements will increase moderately for the foreseeable future due to the investment necessary to expand our Gaithersburg facility, as well as increasing accounts receivable as a result of expected revenue growth. We have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations through calendar 2006. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products; the effectiveness of our sales and marketing activities; our progress in product development efforts and the magnitude and scope of such efforts; our success in increasing and maintaining customer relationships; our ability to receive additional regulatory approvals for our product offerings; the cost and timing of expansion of our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and competitive market developments. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, which could include public offerings of our securities using our effective shelf registration statement, strategic alliances with corporate partners and others, or through other sources. Other than our equipment leasing facility with ePlus Group, Inc., we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations would be materially adversely affected.
     We have summarized below our material contractual obligations as of September 30, 2005 (in thousands):

		Less Than	One to Three	Four to Five
		One Year	Years	Years	After Five Years
Contractual Obligations	Total	(Fiscal 2006)	(Fiscal 2007-2009)	(Fiscal 2010-2011)	(After fiscal 2011)
Long-term debt	$654	$116	$353	$185	$—
Operating leases	14,344	3,561	9,798	976	9
Purchase obligations	2,835	1,870	965	—	—
Minimum royalty payments (1)	14,858	858	10,500	3,500	—

Total contractual cash obligations	$32,691	$6,405	$21,616	$4,661	$9

(1)	On October 14, 2004, we paid Enzo $16.0 million under the terms of the Agreement. Of the $16.0 million payment, $2.0 million will be used to offset future minimum royalty payments. As of September 30, 2005, we have used approximately $1.6 million of the $2.0 million prepayment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three-month periods ended September 30, 2005 and 2004, respectively. Interest rate exposure is primarily limited to the $47.7 million of cash, cash equivalents and short- and long-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Digene Corporation v. Ventana Medical Systems, Inc. and Beckman Coulter, Inc.
On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,331 entitled “Human Papillomavirus 44 Nucleic Acid Hybridization Probes and methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On December 10, 2002, the court granted our motion to amend. On January 28, 2003, we filed a motion to file a second amended complaint. On March 9, 2003 the court granted our motion to amend.
In the course of this litigation, Ventana and Beckman Coulter filed motions seeking to compel arbitration of our claims against them. After a bench trial, the Court issued an order that Beckman Coulter has a right to arbitrate our claims against it, but that Ventana does not. On December 23, 2004, we submitted a demand for arbitration against Beckman with the American Arbitration Association (“AAA”). Ventana petitioned the arbitration panel to participate in the arbitration. The petition was denied. The court, as a matter of judicial economy, has stayed the proceedings against Ventana pending the outcome of the arbitration between us and Beckman Coulter.
Third Wave Technologies, Inc. v. Digene Corporation
On October 7, 2005, Third Wave Technologies, Inc. (“Third Wave”) filed an action for declaratory judgment against us. The action was filed in the United States District Court for the Western District of Wisconsin. In the action, Third Wave claims that we alleged, through our counsel, that Third Wave’s products infringe our United States Patent Nos. 4,849,332, 4,808,306, 5,643,715, and 5,057,411 titled “Human Papillomavirus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same,” “Human Papillomavirus 56 Nucleic Acid Hybridization Probes and Methods for Employing the Same,” “Human Papillomavirus Type 52 DNA Sequences and Methods for Employing the Same,” and “type-Specific Papillomavirus DNA Sequences and Peptides,” respectively. Third Wave is seeking a declaratory judgment that such patents have not been infringed by Third Wave and are invalid. We have reviewed the complaint and are developing a response. We believe that we have meritorious defenses and intend to vigorously defend ourselves against such claims.

Item 4. Submission of Matters to a Vote of Security Holders
The following is a summary of the final voting results from the October 26, 2005 annual meeting of stockholders of Digene. The number of shares present in person or by proxy at the annual meeting were 19,266,310, or 96%, of the outstanding shares of common stock.
1. Election of Directors.
     Three of Digene’s eight directors stood for re-election at the annual meeting and were elected to serve for three year terms expiring in 2008. These three directors are: Evan Jones, Frank J. Ryan and Cynthia L. Sullivan. The following directors’ terms continued after the meeting: Charles M. Fleischman, John H. Landon, Joseph M. Migliara, Kenneth R. Weisshaar and John J. Whitehead.
2. Amendment to the Amended and Restated Directors’ Stock Option Plan, as amended, to add to the types of awards available under the plan and to modify the provision for automatic grants to non-employee directors.
     Digene proposed an amendment to its Amended and Restated Directors’ Stock Option Plan, as amended (the “Directors’ Plan”), to add restricted stock units and restricted stock to the types of awards which can be made pursuant to the Directors’ Plan and to provide for the automatic grant of options to purchase 5,000 shares of our common stock and restricted stock units with a fair market value of $45,000 to non-employee directors on an annual basis. The proposed was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled to be cast on the matter.

For:	14,581,648
Against:	2,262,458
Abstain:	15,525
Broker Non-Votes:	2,406,679
3. Amendment to the Directors’ Plan to extend the termination date of the plan.
     Digene proposed an amendment to its Directors’ Plan, to extend the termination date of the plan to October 26, 2015. The proposal was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled to be cast on the matter.

For:	15,250,113
Against:	1,601,774
Abstain:	7,745
Broker Non-Votes:	2,406,678

4. Amendment to the Amended and Restated 1999 Incentive Plan, as amended.
     Digene proposed an amendment to its Amended and Restated 1999 Incentive Plan, as amended (the “1999 Plan”), to increase the number of shares of common stock available for grants and awards under the 1999 Plan by 200,000 shares, to provide that any grant of performance shares, restricted stock, or unrestricted stock under the 1999 Plan on or after October 26, 2005 will be counted against the 1999 Plan’s share reserve as two shares for every one share subject to such award and to extend, at the sole discretion of the Compensation Committee, the period during which vested non-qualified stock options may be exercised following his of her termination of employment if the optionee is engaged as a consultant by Digene following his or her termination but not for more than twelve months following such termination. The proposal was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled by the cast on the matter.

For:	13,784,966
Against:	3,042,506
Abstain:	32,160
Broker Non-Votes:	2,406,678

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION
Date: November 2, 2005	By:	/s/ Charles M. Fleischman
Charles M. Fleischman
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2005	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Senior Vice President, Finance and Information Systems (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.