Form 10-Q
period 2005-12-31
DIGENE CORP
filed 2006-02-08
CIK 1011582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	February 6, 2006
(Common Stock, par value $.01 per share)	22,539,838

DIGENE CORPORATION
INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets — December 31, 2005 and June 30, 2005	3

Consolidated Statements of Operations — Three and six months ended December 31, 2005 and 2004	4

Consolidated Statements of Cash Flows — Six months ended December 31, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information:

Item 1. Legal Proceedings	27

Item 6. Exhibits	28

Signatures

Exhibit Index

PART I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,112	$15,789
Short-term investments	103,324	30,292
Accounts receivable, less allowance of approximately $313 and $288 at December 31, 2005 and June 30, 2005, respectively	21,514	20,297
Inventories, net	7,506	7,197
Prepaid expenses and other current assets	3,463	3,130
Deferred tax asset, current	800	2,038

Total current assets	144,719	78,743

Property and equipment, net	29,161	10,104
Deposits and other assets	2,483	2,237
Deferred tax asset, net	12,898	15,761

Total assets	$189,261	$106,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,501	$7,807
Accrued expenses	6,767	11,996
Accrued payroll	5,955	5,835
Current portion of long-term debt and lease obligation	959	116

Total current liabilities	21,182	25,754

Deferred rent	211	763
Long-term debt, less current portion	509	572
Lease obligation, less current portion	18,724	—

Minority interest	414	353

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,481,323 and 20,037,253 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	225	200
Additional paid-in capital	205,650	140,914
Accumulated other comprehensive income	335	602
Accumulated deficit	(57,989)	(62,313)

Total stockholders’ equity	148,221	79,403

Total liabilities and stockholders’ equity	$189,261	$106,845

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$36,560	$26,506	$69,382	$52,253
Other	533	446	1,064	911

Total revenues	37,093	26,952	70,446	53,164

Costs and expenses:
Cost of product sales	5,083	5,266	9,984	9,791
Royalty and technology	2,091	1,256	3,953	2,664
Research and development	3,852	3,189	7,617	5,863
Selling and marketing	13,840	10,021	28,426	19,316
General and administrative	6,316	4,362	11,864	8,923
Patent litigation settlement	—	—	—	14,000

Income (loss) from operations	5,911	2,858	8,602	(7,393)

Other income (expense):
Interest income	686	150	971	338
Interest expense	(167)	(4)	(164)	(25)
Other expense	(70)	(21)	(45)	(60)

Income (loss) before minority interest and income taxes	6,360	2,983	9,364	(7,140)

Minority interest	(4)	(41)	(116)	(216)

Income (loss) before income taxes	6,356	2,942	9,248	(7,356)

Provision for (benefit from) income taxes	3,350	2,638	4,924	(1,386)

Net income (loss)	$3,006	$304	$4,324	$(5,970)

Basic net income (loss) per share	$0.14	$0.02	$0.21	$(0.30)

Diluted net income (loss) per share	$0.14	$0.01	$0.21	$(0.30)

Weighted average shares outstanding
Basic	21,094	19,941	20,592	19,915

Diluted	21,409	20,627	20,938	19,915

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31,
	2005	2004
	(Unaudited)
Operating activities
Net income (loss)	$4,324	$(5,970)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,980	2,266
Loss on disposal of fixed assets	68	169
Compensation expense related to stock options	2,783	(89)
Deferred tax benefit	3,501	(1,856)
Minority interest	61	216
Changes in operating assets and liabilities:
Accounts receivable	(1,288)	531
Inventories	(326)	365
Prepaid expenses and other current assets	(369)	(1,701)
Deposits and other assets	(248)	(153)
Accounts payable	(251)	831
Accrued expenses	2,299	710
Accrued patent litigation settlement	(7,500)	—
Accrued payroll	133	(2,172)
Deferred rent	42	333

Net cash provided by (used in) operating activities	5,209	(6,520)

Investing activities
Purchases of short-term investments	(89,259)	(6,043)
Sales and maturities of short-term investments	16,227	20,172
Capital expenditures	(2,082)	(3,180)

Net cash (used in) provided by investing activities	(75,114)	10,949

Financing activities
Net proceeds from issuance of Common Stock	60,079	—
Exercise of common stock options	1,897	899
Excess tax benefits from stock-based compensation	601	—
Principal payments of long-term debt	(152)	(1,402)

Net cash provided by (used in) financing activities	62,425	(503)

Effect of currency translations	(197)	1,208

Net (decrease) increase in cash and cash equivalents	(7,677)	5,134
Cash and cash equivalents at beginning of period	15,789	4,080

Cash and cash equivalents at end of period	$8,112	$9,214

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three- and six-month periods ended December 31, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature, except for the capitalization of the Gaithersburg facility (see Note 4) and patent litigation settlement accrual (see Note 7). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission.
The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
2. Recent Accounting Pronouncements
In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“Statement 151”). Statement 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, Statement 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005 and Digene adopted the standard effective July 1, 2005. The adoption of Statement 151 has not had a material impact on the Company’s consolidated financial statements.
3. Public Offering of Common Stock
On November 15, 2005, the Company and Armonk Partners (the “Selling Stockholder”), the Company’s principal stockholder, entered into an Underwriting Agreement with J.P. Morgan Securities Inc., as representative of the underwriters identified therein (the “Underwriting Agreement”) to offer for sale up to 2,000,000 shares of Common Stock by the Company and up to 1,000,000 shares of Common Stock by Armonk Partners. The Underwriting Agreement contained an option granted to the underwriters to offer for sale up to an additional 450,000 shares of Common Stock (300,000 shares by the Company and 150,000 shares by Armonk Partners) to cover over-allotments, if any. The initial public offering, pursuant to the Company’s effective shelf registration statement, closed on November 18, 2005 with the sale of all initially offered shares of Common Stock and on December 14, 2005, the sale of the shares subject to the over-allotment option was closed following the exercise in full by the underwriters of the over-allotment option. The Company’s net proceeds from the public offering, after deal expenses of approximately $457,000 and underwriters’ commissions, were approximately $60,079,000.

4. Other Balance Sheet Information
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	December 31,	June 30,
	2005	2005
	(unaudited)
Finished goods	$5,325	$4,642
Work in process	3,248	3,343
Raw materials	1,177	1,187

	9,750	9,172
Inventory reserve	(2,244)	(1,975)

	$7,506	$7,197

Lease Commitments
The Company leases a facility in Gaithersburg, Maryland, comprising a total of 111,000 square feet for its corporate headquarters and manufacturing operations pursuant to a Lease Agreement dated March 2, 1998 between Digene and ARE-Metropolitan Grove I, LLC, as landlord (the “Landlord”), as amended (the “Lease”). On November 15, 2005, the Company executed the Fourth Amendment to Lease (the “Amendment”). The Amendment provides for the Company to expand the rented premises to 143,585 rentable square feet. The additional space will be used for the manufacturing and research and development space. Under the Amendment, both the Company and the Landlord are contributing financing to fund the expansion construction and outfitting. Construction is expected to be substantially completed by September 20, 2006. In addition, the initial term of the Lease has been extended until ten years after the earlier of substantial completion of the expansion work or September 20, 2006.
The Company has historically accounted for the Lease as an operating lease. Under the Amendment the Company is responsible for a portion of the construction costs and is deemed to be the owner of the Gaithersburg facility for accounting purposes during the construction period under Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction.” During the quarter ended December 31, 2005, upon execution of the Amendment, the Company capitalized $21.4 million to record the estimated fair value of the current building facility on its books with a related lease obligation of approximately $19.7 million. In accordance with accounting guidance the portion of the Lease related to ground rent will continue to be treated as an operating lease. Amounts paid by the Company for the construction have been recorded as construction in progress. Upon completion of construction, the Lease will not qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases”, and the Company will, accordingly, continue to record the existing facility and expanded area as a capital asset. In addition, amounts paid for the expansion by the Landlord will increase the lease obligation as the project is funded. This change in accounting treatment has no impact on the Company’s cash flow or total expense over the Lease term; however, it results in the acceleration of expense from the latter years of the Lease to the earlier years of the Lease. The impact of this acceleration on fiscal 2006 pre-tax earnings is approximately $700,000.

5. Income Taxes
During fiscal 2005, the Company retained a valuation allowance for the portion of deferred tax assets the Company believed was uncertain to be realized. The realization of deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of certain tax benefits, the Company continues to retain the portion of the valuation allowance established for the U.S. net operating loss carryforwards that are related to the exercise of stock options and U.S. research and development credits expected to expire unused. Further, the Company continues to retain a valuation allowance on a significant portion of its foreign deferred tax assets, including net operating loss carryforwards.
The provision for income taxes recorded for the six months ended December 31, 2005 and the benefit for income taxes recorded for the six months ended December 31, 2004 are based on the Company’s estimated annual effective tax rate. Items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited, certain non-deductible expenses, and research and development tax credits.
6. Stockholders’ Equity
Common Stock and Per Share Calculation
For the three-month periods ended December 31, 2005 and 2004, in conjunction with stock option exercises, the Company issued 64,550 and 67,972 shares of common stock, and 144,070 and 78,963 shares of common stock for the six-month periods ended December 31, 2005 and 2004, respectively. The Company received cash proceeds from the exercise of stock options of approximately $751,000 and $753,000 for the three-month periods ended December 31, 2005 and 2004, respectively and $1,897,000 and $899,000 for the six-month periods ended December 31, 2005 and 2004, respectively.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31
(in thousands, except per share data)	2005	2004	2005	2004

Numerator:
Net income (loss)	$3,006	$304	$4,324	$(5,970)
Denominator:
Weighted average shares outstanding — basic	21,094	19,941	20,592	19,915
Dilutive securities — stock options	315	686	346	—

Weighted average shares outstanding — diluted	21,409	20,627	20,938	19,915

Basic net income (loss) per share	$0.14	$0.02	$0.21	$(0.30)
Diluted net income (loss) per share	$0.14	$0.01	$0.21	$(0.30)
For the three-month periods ended December 31, 2005 and 2004, respectively, outstanding stock options to purchase approximately 1,626,000 and 2,453,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period. For the six-month period ended December 31, 2005 outstanding stock options to purchase approximately 1,872,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive. None of the stock options outstanding in the six-month period ended December 31, 2004 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

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
Under the modified-prospective-transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the three- and six-month periods ended December 31, 2005, is approximately $1,429,000 and $2,783,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three-month period ended December 31, 2005 would have been $0.17 and $0.17, respectively if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.14 and $0.14, respectively. Basic and diluted earnings per share for the six-month period ended December 31, 2005 would have been $0.27 and $0.27, respectively if the Company had not adopted statement 123(R), compared to reported basic and diluted earnings per share of $0.21 and $0.21, respectively.
The total intrinsic value of the stock options exercised during the three- and six-month periods ended December 31, 2005 was approximately $1,103,000 and $2,314,000, respectively. The weighted-average grant-date fair value of equity awards granted during the three- and six-month periods ended December 31, 2005 was $8.56 and $13.20, respectively. The total fair value of equity awards which vested during the three- and six- month periods ended December 31, 2005 was approximately $924,000 and $4,560,000, respectively. There were 3,601,250 equity awards outstanding at December 31, 2005. These equity awards had a weighted-average exercise price of $27.95 and an intrinsic value of approximately $23,061,000 and a weighted-average life of 6.8 years. There were 2,847,909 fully vested equity awards exercisable at December 31, 2005. These equity awards had a weighted-average exercise price of $26.21 and an intrinsic value of approximately $8,437,000 and a weighted-average life of 6.5 years.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation for the three- and six- month period ended December 31, 2004. The reported and pro forma net income and net income per share for the three-and six-month periods ended December 31, 2005 are the same because stock-based compensation expense is calculated under the provisions of Statement 123(R). The amounts for the three-and six-month periods ended December 31, 2005 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the similar periods of the previous fiscal year.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2005	2004	2005	2004

Net income (loss), as reported	$3,006	$304	$4,324	$(5,970)
Add: Stock-based non-employee compensation (income) expense included in reported net income (loss), net of taxes	—	37	—	(54)
Deduct: Stock-based employee compensation expense as if SFAS No. 123 had been applied to all grants	—	(4,320)	—	(7,715)

Pro forma net income (loss)	$3,006	$(3,979)	$4,324	$(13,739)

Net income (loss) per share:
Basic — as reported	$0.14	$0.02	$0.21	$(0.30)
Basic — pro forma	$—	$(0.20)	$—	$(0.69)
Diluted — as reported	$0.14	$0.01	$0.21	$(0.30)
Diluted — pro forma	$—	$(0.20)	$—	$(0.69)
Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement 123 and, in periods prior to July 1, 2005, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model through June 30, 2004 and a trinomial lattice option-pricing fair value model thereafter. The following weighted-average assumptions were used for options granted in the three and six months ended December 31, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005
Dividend yield	0.0%	0.0%

Expected volatility	73.4%	74.1%

Risk-free interest rate	4.47%	4.19%

Expected life of the option term (in years)	2.56	4.21

Forfeiture rate	0.0%	5.59%
Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility since its initial public offering to estimate expected volatility because the current business strategy, which is not expected to change materially, is fundamentally consistent with past strategy. Excluding the first year, during which there is inadequate data to calculate annual volatility, the volatility has averaged 76.7%, with a high and low value of 68.5% and 81.2%, respectively.
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
Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data ranging anywhere from one to three years with further consideration given to the class of employees to whom the options were granted. Options granted to non-employee directors, which constitute the only stock options granted during the three months ended December 31, 2005, are immediately vested upon grant and have no risk of forfeiture.
During the six months ended December 31, 2005, the Company issued performance shares awards to certain employees which could result in the issuance of up to 56,467 shares of Common Stock if identified performance objectives are achieved at designated levels. Under the terms of the grants, the actual number of shares of common stock that may be issued upon the vesting and earning of such performance shares awards may be reduced to zero or increased to as much as 200%, depending on achievement of established three-year revenue and earnings performance objectives. In addition, each recipient of these performance shares awards must continue to be employed or maintain the role as a director of the Company at the end of the three-year performance period following the date of grant.
In October 2005, the Company issued 43,099 restricted stock units to certain employees and 8,808 restricted stock units to directors of the Company.
The Company accounted for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” For the three- and six-month periods ended December 31, 2004, compensation expense (income) of approximately $60,000 and $(89,000) respectively, was recognized for the change in fair value of the equity awarded to non-employees. No compensation expense was recognized for the change in fair value of the equity award to non-employees for the three- and six- month periods ended December 31, 2005.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. The $601,000 excess tax benefit for the six months ended December 31, 2005 would have been classified as an operating cash flow if the Company had not adopted Statement 123(R).

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
In October 1996, the Company adopted the Digene Corporation Directors’ Stock Option Plan (the “Directors’ Plan”). Pursuant to the Directors’ Plan, directors of the Company may receive options to purchase Common Stock. The Directors’ Plan is administered by the Board of Directors. In October 2005, the Directors’ Plan was amended and restated to change the name of the Directors’ Plan to the Directors’ Equity Compensation Plan, to add restricted stock units and restricted stock to the types of awards which can be made pursuant to the Directors’ Plan, to provide for the automatic grant, on an annual basis, of options to purchase 5,000 shares of our Common Stock and restricted stock units with a fair market value of $45,000 to each non-employee director continuing to serve as a director of the Company, and to extend the termination date of the Directors’ Plan to October 2015. A maximum of 500,000 shares have been authorized to cover grants and awards under the Directors’ Plan.
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
In October 1999, the Company adopted the Digene 1999 Incentive Plan (the “1999 Plan”). Pursuant to the 1999 Plan, employees of the Company may receive options to purchase Common Stock and other Common Stock awards. The 1999 Plan is administered by the Compensation Committee. In October 2005, the 1999 Plan was amended and restated to increase the number of shares of Common Stock available for grants and awards under the 1999 Incentive Plan by 200,000 shares, to provide that any grant of performance shares, restricted stock or unrestricted stock awards under the 1999 Plan on or after October 26, 2005 will be counted against the 1999 Plan’s share reserve as two shares for every one share subject to such award and to extend, at the sole discretion of the Compensation Committee, the period during which vested non-qualified stock options may be exercised following an optionee’s termination of employment if the optionee is engaged as a consultant by the Company following his or her termination but not for more than the longer of twelve months following such termination or the period prescribed by Section 409A of the Internal Revenue Code. A maximum of 5,100,000 shares have been authorized to cover grants and awards under the 1999 Plan.
As of December 31, 2005, 1,362,602 shares were available for grants or awards under the Omnibus Plan, the Directors’ Plan, the 1997 Stock Option Plan and the 1999 Plan. Of these, 1,125,718 shares are available for grants or awards to officers and employees under the Omnibus Plan and the 1999 Plan.
After September 20, 2005, the terms of stock options granted under the Directors’ Plan and the 1999 Plan may not exceed seven years. Previously, the terms of all stock options granted were not to exceed ten years. The exercise price of stock options granted, as determined by the Compensation Committee, is the fair market value of Common Stock on the date of grant, calculated in accordance with the applicable plan definition.

Common Stock equity award activity during the six months ended December 31, 2005, is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at beginning of period	3,517,880	$25.22
Granted	322,124	18.87
Exercised	(144,070)	13.17
Canceled or expired	(94,684)	28.83

Outstanding at end of period	3,601,250	27.95

Equity awards exercisable at end of period	2,847,909	26.21

Comprehensive Income
Comprehensive income for the quarter- and year-to-date ended December 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net income (loss), as reported	$3,006	$304	$4,324	$(5,970)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of taxes	5	(26)	—	7
Foreign currency translation (loss) gain	(230)	922	(265)	1,382

Comprehensive income (loss)	$2,781	$1,200	$4,059	$(4,581)

For the three-month periods ended December 31, 2005 and 2004, unrealized gain (loss) on available for sale securities was net of income tax (benefit) expense of approximately $4,000 and $4,000, respectively and for the six-month periods ended December 31, 2005 and 2004 was $1,000 and $(6,000), respectively.
7. Royalty and Technology
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

Under the Settlement and License Agreement (the “Enzo Agreement”), Digene received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. In October 2004, Digene made an initial payment to Enzo of $16.0 million, of which $2.0 million was used to offset future royalty payments under the terms of the Enzo Agreement, resulting in $14.0 million in patent litigation settlement expense. Digene also pays Enzo royalties on future net sales of products covered by the license grant, which royalties were at least $2.5 million for the first annual period, beginning October 1, 2004 and ending September 30, 2005, and will be at least $3.5 million for each of the next four annual periods under the Enzo Agreement. Digene is obligated to make such guaranteed minimum payments in such first five annual periods. Digene’s obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Enzo Agreement.
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
Through a license with Georgetown University (“Georgetown”), the Company obtained exclusive, worldwide rights to a United States patent application (subsequently issued) and corresponding foreign patents and patent applications relating to HPV type 52 and to a United States patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific human papillomavirus types (the “Georgetown patents”). On July 12, 2005, the Company executed a Settlement and License Agreement with Georgetown (the “Georgetown Agreement”) to settle litigation then pending in the United States District Court for the District of Columbia related to such license. Under the Georgetown Agreement, the Company received irrevocable, worldwide, exclusive, royalty-bearing licenses with the right to grant sublicenses under the Georgetown patents. Additionally, the Georgetown Agreement contained a mutual release for all past claims. As of June 30, 2005, the Company recorded its $7.5 million obligation to Georgetown under the Georgetown Agreement and made payments related to such obligation of $3.75 million in July 2005 and October 2005. The Company also pays Georgetown royalties on future net sales of products covered by the license grant. The Company is obligated to make royalty payments on one Georgetown patent through October 15, 2008 and the other Georgetown patent through July 1, 2014, unless earlier terminated in accordance with the terms of the Georgetown Agreement.
8.	Warranties
The Company reserves approximately 2% of product sales for its standard warranty obligations. Changes in the Company’s standard warranty reserve are as follows (in thousands):

	Six Months Ended December 31,
	2005	2004
Balance, beginning of period	$1,137	$897
Warranties issued during the period	1,375	1,048
Changes in liability for pre-existing warranties during the period, including expirations	(1,236)	(953)

Balance, end of period	$1,276	$992

The Company also offers its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the period of the extended warranty.

9.	Contingencies
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
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in our Annual Report on Form 10-K for the year ended June 30, 2005. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from additional government entities, managed care organizations, and private insurance plans, particularly outside the United States; risk that other companies may develop and market human papillomavirus (HPV) tests competitive with our own; our ability to scale up our manufacturing to the extent demand for our products increases; our limited sales and marketing experience; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty as to the outcome of patent litigation which may arise in the future; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products in development; uncertainty of future profitability and cash generation from operations; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2005.
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
     In fiscal 2005, our gross margin on product sales increased to 82% as compared to 81% in fiscal 2004. In fiscal 2006, we believe that we will be able to sustain a gross margin equal to or greater than fiscal 2005 levels. We calculate gross margin as the difference between product sales and the cost of product sales, which excludes royalty and technology expense, as a percentage of product sales for the period.
     We have in-licensed patents to a number of cancer-causing human papillomavirus types, biological materials and other intellectual property on which we pay royalties, patent maintenance and other technology access costs. Our total royalty and technology expenses are expected to be approximately 5% to 6% of product sales in fiscal 2006.

     Our sales and marketing expenditures have been, and will continue to be, focused on accelerating the adoption of HPV testing worldwide. We intend to capitalize on the growing acceptance of our HPV test products in the United States and internationally by physicians, laboratories and health insurance providers by materially increasing expenditures for sales and marketing programs over the next several quarters. We have also significantly expanded our sales organization in the United States and increased our investment in physician education and direct-to-consumer promotion activities.
     We expect to increase the size of our investment in research and development for the next several quarters and focus our research and development expenditures on the development of our next generation platforms and other research and development programs primarily related to HPV testing.
     We expect our general and administrative expenses will increase to support the overall growth of our business.
     Historically, we have granted stock options as the only form of equity compensation. In fiscal 2006, we also issued restricted stock units and performance shares awards to certain employees and directors under our equity compensation plans.
     Although we anticipate increasing our expenditures as described above, we anticipate that factors such as the impact of our ability to sustain or increase our gross margins will offset the impact such increased expenditures would have on our operating profits. We expect to generate operating profits in fiscal 2006; however, there can be no assurance that we will meet this goal.
Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
			%			%
	2005	2004	change	2005	2004	change
	($ in thousands)
Total revenue	$37,093	$26,952	38%	$70,446	$53,164	33%
Product sales	36,560	26,506	38%	69,382	52,253	33%
HPV test product revenue	32,302	22,341	45%	60,694	44,790	36%
Cost of product sales	5,083	5,266	(3)%	9,984	9,791	2%
Gross margin (1)	86%	80%	7%	86%	81%	5%
Royalty and technology expense	$2,091	$1,256	66%	$3,953	$2,664	48%

(1)	We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology fees, as a percentage of product sales for the period.
     Product sales increased 38% to approximately $36,560,000 for the three-month period ended December 31, 2005 from approximately $26,506,000 for the corresponding period in fiscal 2005. The increase was due primarily to a 45% growth in sales of our HPV test products to approximately $32,302,000. The majority of the growth in our HPV test product revenue was in the United States, which increased 56% to approximately $26,927,000.

     Product sales increased 33% to approximately $69,382,000 for the six-month period ended December 31, 2005 from approximately $52,253,000 for the corresponding period in fiscal 2005. The increase was due primarily to a 36% growth in sales of our HPV test products to approximately $60,694,000. The majority of the growth in our HPV test product revenue was in the United States, which increased 42% to approximately $50,342,000. In the United States, most of the growth in our HPV test product sales was from increased acceptance of our Digene HPV Test (also marketed as the DNAwithPap™ Test in the United States) for adjunctive cervical cancer screening with a Pap test for women age 30 and older. We believe the continued growth was due in part to our physician and patient education activities which began in fiscal 2005 and direct-to-consumer awareness campaign that began in the spring of fiscal 2005.
     Other revenues primarily include research and development contract revenues, equipment rental and extended warranty revenues and revenue for training services. Other revenues increased 19% to approximately $533,000 for the three-month period ended December 31, 2005 from approximately $446,000 for the corresponding period in fiscal 2005. Other revenues increased 17% to approximately $1,064,000 for the six-month period ended December 31, 2005 from approximately $911,000 for the corresponding period in fiscal 2005.
     Cost of product sales decreased by 3% to approximately $5,083,000 for the three-month period ended December 31, 2005 from approximately $5,266,000 for the corresponding period in 2005 and increased 2% to approximately $9,984,000 for the six-month period ended December 31, 2005 from approximately $9,791,000 for the corresponding period in fiscal 2005. For the three- and six-month periods ended December 31, 2005, cost of product sales included approximately $101,000 and $234,000 of stock compensation expense, respectively. While product sales have increased, the decrease in cost of product sales for the three-month period ended December 31, 2005 is largely due to a decrease of equipment sales to 4%, or approximately $1,532,000, of product sales compared to 7% for the corresponding period in fiscal 2005. Gross margin percentage on product sales increased to 86% for the three-month period ended December 31, 2005 from 80% for the corresponding period in fiscal 2005 and increased to 86% for the six-month period ended December 31, 2005 from 81% for the corresponding period in fiscal 2005. The increase in gross margin percentage for both periods is the result of a shift in product mix from lower margin products to higher margin HPV test products, as well as decreased manufacturing overhead costs as a percentage of product sales.
     Royalty and technology expense increased 66% to approximately $2,091,000 for the three-month period ended December 31, 2005 from approximately $1,256,000 for the corresponding period in fiscal 2005 and increased 48% to approximately $3,953,000 for the six-month period ended December 31, 2005 from approximately $2,664,000 for the corresponding period in fiscal 2005. The increase for the six-month period ended December 31, 2005 was primarily due to increased royalty expenses, effective October 1, 2004, on net sales of our products based on a Settlement and License Agreement with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc. (collectively, “Enzo”), under which we pay Enzo royalties on net sales of products covered by the license grant. Also contributing to the increase were additional running royalties incurred under a Settlement and License Agreement with Georgetown University (“Georgetown”), effective July 1, 2005, under which we pay Georgetown royalties on net sales of products covered by the license grant. During the quarter ended September 30, 2004, a charge of $750,000 was accrued relating to a non-exclusive license to Institut Pasteur’s intellectual property concerning the Hepatitis B virus genome. Please see “Liquidity and Capital Resources” below for a description of the Enzo and Georgetown settlements.
     Research and development expenses increased 21% to approximately $3,852,000 for the three-month period ended December 31, 2005 from approximately $3,189,000 for the corresponding period in fiscal 2005 and increased 30% to approximately $7,617,000 for the six-month period ended December 31,

2005 from approximately $5,863,000 for the corresponding period in fiscal 2005. For the three- and six-month periods ended December 31, 2005 research and development expenses included approximately $81,000 and $124,000 of stock compensation expense, respectively. The increase for the three-month period ended December 31, 2005 compared to the corresponding period in fiscal 2005 was primarily due to a license fee of $500,000, for intellectual property, accrued relating to a non-exclusive sublicense agreement with Abbott Molecular Inc. and a non-exclusive license agreement with Abbott Laboratories. The increase for the six-month period ended December 31, 2005 compared to the corresponding period in fiscal 2005 was largely due to a 157% increase in professional services to approximately $2,061,000, due primarily to costs paid to vendors for development of a specimen preparation system and clinical evaluations for processing liquid-based cytology.
     Our research and development activities focus on our platform technology, including substantial modifications to the design and capabilities of our products and equipment offerings. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.
     In the first six months of fiscal 2006, our research and development activities focused on our platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focused our research and development activities in four areas: (1) core research efforts for next generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) support of regulatory submissions seeking approval to market our existing products with procedural improvements and/or for additional uses and indications in the U.S. and abroad.
     Our core research efforts for next generation technologies include research programs for improved molecular diagnostic assay systems for detection of HPV and other targets of interest in the area of women’s cancers and infectious diseases, and research on our next generation nucleic acid detection technology. We continued product development of our proprietary next generation DNA test platform for target amplification-based ultra-sensitive detection of DNA targets in a multiplexed format and we are conducting further evaluations to confirm the technical feasibility and analytical performance of the new method. We have also selected a vendor to aid in developing the automation system for this new technology platform. We continue to develop products that will enable HPV genotyping, and have several planned for initial commercialization in the second half of fiscal 2006. Our collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) continues as we develop a rapid batch HPV test for resource-constrained countries. Under this program, Digene and PATH jointly fund the efforts subject to certain maximum funding obligations and Digene performs the product development and commercialization activities. We have completed the second year of that program, with initial testing of clinical specimens underway.
     Product development activities are currently focused on simplifying and improving the efficiency of cervical specimen processing procedures and therefore increasing Hybrid Capture 2 assay throughput; these development efforts include a new batch preparation method for processing liquid-based cytology specimens for Hybrid Capture testing. In support of this new method, we have completed a multi-center clinical evaluation specifically to validate the processing of cervical specimens collected in ThinPrep® PreservCytTM (PC) Solution (Cytyc Corporation). The results of this study are expected to support a pre-market approval supplement (PMAS) for hc2 HPV testing of PC specimens processed with this new method and lead to an FDA submission in calendar 2006. In preparation for this submission, significant discussions with FDA have taken place regarding the clinical trial data supporting this PMAS. Work is progressing on a specimen preparation system which automates the front-end processing of relevant types of cervical specimens intended for HPV, chlamydia (CT), and gonorrhea (GC) testing, including cervical specimens collected in our Specimen Transport Media (STM). This specimen preparation system is being developed to provide clinical laboratories with a streamlined means to prepare samples for transfer to our Rapid Capture System and is expected to begin commercialization in 2007. We also continue validation of the next version of Digene’s hc2 System Software for the DML2000 Luminometer, which we expect to be available to our customers before the end of in fiscal 2006. This software will provide new features and improve data acquisition and result reporting capabilities from our luminometer.
     Finally, we remain active in our efforts to expand HPV testing capabilities for additional liquid-based cytology media, including the SurePathTM collection and preservative medium (TriPath Imaging). The additional regulatory and clinical work required to obtain FDA approval for use of SurePath for hc2 HPV testing resulted in the submission of a PMAS for the indication was submitted to the FDA in December 2005; other activity relevant to this program remains ongoing as part of the continued collaboration between Digene and TriPath Imaging.
     Selling and marketing expenses increased 38% to approximately $13,840,000 for the three-month period ended December 31, 2005 from approximately $10,021,000 for the corresponding period in fiscal 2005 and increased 47% to approximately $28,426,000 for the six-month period ended December 31, 2005 from approximately $19,316,000 for the corresponding period in fiscal 2004. For the three- and six-month periods ended December 31, 2005, selling and marketing expenses included approximately $335,000 and $770,000 of stock compensation expense, respectively. The increase for the three-month period ended December 31, 2005 was primarily due to personnel costs, which increased 86% to approximately $5,866,000 and marketing program expenses, which increased 47% to approximately $3,108,000. The increase for the six-month period ended December 31, 2005 was primarily due to personnel costs, which increased 70% to approximately $10,865,000; marketing program expense, which increased 87% to approximately $6,834,000; and facility and overhead costs, including travel, which increased 10% to approximately $5,169,000. The increase in personnel costs is due largely to increasing the size of our physician sales force for which we began hiring extensively in the middle of fiscal 2005. The increase in marketing program expenses is the result of a direct-to-consumer awareness campaign implemented during the quarter ended March 31, 2005 and continuing in fiscal 2006.
     Geographically, virtually all of the increase in our selling and marketing expenses for the three-month period ended December 31, 2005 was incurred in the United States, which increased 60% to approximately $10,088,000 as compared to approximately $6,307,000 in fiscal 2005 and increased 71% to approximately $21,541,000 for the six-month period ended December 31, 2005 from approximately $12,575,000 in fiscal 2005, as we expanded our direct sales and marketing activities, including our physician and patient education activities, in the United States to increase sales of our HPV test products.
     General and administrative expenses increased 45% for the three-month period ended December 31, 2005 to approximately $6,316,000 from approximately $4,362,000 in fiscal 2005 and increased 33% to approximately $11,864,000 for the six-month period ended December 31, 2005 from approximately $8,923,000 for the corresponding period in fiscal 2005. For the three- and six-month periods ended December 31, 2005, general and administrative expenses included approximately $912,000 and $1,655,000 of stock compensation expense, respectively. The increase for the three-month period ended December 31, 2005 was primarily due to personnel costs, which increased 63% to approximately $3,233,000 and professional services, which increased 39% to approximately $1,763,000. The increase in professional services is due largely to an increase in legal fees, which increased 33% to approximately $1,048,000, primarily due to legal proceedings with Third Wave Technologies, Inc. The increase for the six-month period ended December 31, 2005 was primarily due to personnel costs, which increased 62% to approximately $6,293,000 and professional services, which increased 8% to approximately $2,943,000.
     Geographically, the majority of the increase in general and administrative expenses for the three-month periods ended December 31, 2005 was incurred in the United States, which increased 63%, to approximately $4,434,000, over the corresponding period in fiscal 2005. General and administrative expenses for the six-month period ended December 31, 2005 increased 43%, to approximately $8,311,000 in the United States, over the corresponding period in fiscal 2005.
     Patent litigation settlement relates to the October 2004 settlement with Enzo, for which $14,000,000 was recorded in the first quarter of fiscal 2005. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.
     Interest income increased 358% to approximately $686,000 for the three-month period ended December 31, 2005 from approximately $150,000 in the corresponding period in fiscal 2005 and increased 187% to approximately $971,000 for the six-month period ended December 31,2005 from approximately $338,000 for the corresponding period in fiscal 2005. The increase was due to higher cash and cash equivalents and short-term investment balances as a result of our common stock offering and higher interest rates during the three- and six-month periods ended December 31, 2005 compared to the corresponding periods in fiscal 2005.
     Minority interest decreased 90% to approximately $4,000 for the three-month period ended December 31, 2005 from approximately $41,000 in the corresponding period in fiscal 2005 and decreased 46% to approximately $116,000 for the six-month period ended December 31, 2005 from approximately $216,000 for the corresponding periods in fiscal 2005. Minority interest represents the Digene do Brasil LTDA (“DDB”) minority partner’s share of the equity and earnings of the subsidiary.
     During fiscal 2005, we retained a partial valuation allowance for the portion of deferred tax assets we believed was uncertain to be realized. The realization of deferred tax assets is contingent upon the generation of future taxable income. Based upon projected future operating performances, and despite fiscal 2005 operating losses, we still believe that we will be able to utilize a portion of the value of our U.S. net operating loss (NOL) carryforward against future taxable income. However, due to the uncertainty of realization of certain tax benefits, we continue to retain the portion of the valuation allowance established for the U.S. net operating loss carryforwards that are related to the exercise of stock options and U.S. research and development credits expected to expire unused. Further, we continue to retain a valuation allowance on a significant portion of our foreign deferred tax assets, including net operating loss carryforward.
     The provision for income taxes recorded for the six months ended December 31, 2005 and the benefit for income taxes recorded for the six months ended December 31, 2004 are based on our estimated annual effective tax rate. Items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited, certain non-deductible expenses, and U.S. research and development tax credits. We project income tax expense because net losses are expected to be derived from European operations and we cannot use losses from European operations to offset income generated from U.S. operations.
     At December 31, 2005, we have two stock-based employee compensation plans, one stock-based non-employee compensation plan, and one stock-based director compensation plan, which are described more fully in Note 6 of the Notes to our Consolidated Financial Statements included in this Form 10-Q Report. Prior to July 1, 2005, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (”Statement 123(R)”), using the modified-prospective-transition method.

     Under the modified-prospective-transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, our income before income taxes and net income for the three- and six- month periods ended December 31, 2005, is approximately $1,429,000 and $2,783,000 lower, respectively, than if we had continued to account for shares-based compensation under Opinion 25. Basic and diluted earnings per share for the three-month period ended December 31, 2005 would have been $0.17 and $0.17, respectively if we had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.14 and $0.14, respectively. Basic and diluted earnings per share for the six-month period ended December 31, 2005 would have been $0.27 and $0.27, respectively if we had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.21 and $0.21, respectively. Total compensation cost related to nonvested awards not yet recognized is expected to be approximately $6,598,000 over a weighted-average life of two years.
     On March 7, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of “underwater” unvested stock options held by certain current employees, including executive officers. Stock options held by non-employee directors were not included in such acceleration. A stock option was considered “underwater” if the option exercise price was greater than or equal to $32.35 per share. As such, we fully vested options to purchase 622,202 shares of our common stock. We took this action primarily to avoid recognizing compensation cost in future financial statements when Statement 123(R) became effective. We account for equity instruments issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”.
Liquidity and Capital Resources
     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $57,989,000 at December 31, 2005. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At December 31, 2005, we had cash, cash equivalents and short-term investments aggregating approximately $111,436,000. We had positive cash flows from operations of approximately $5,209,000 for the six month period ended December 31, 2005 compared to cash used in operations of approximately $6,520,000 for the corresponding periods in fiscal 2005. The positive cash flows from operations for the six month period ended December 31, 2005 was achieved despite the $3.75 million paid to Georgetown in July 2005 and October 2005, which was accrued at June 30, 2005, more fully described below.
     Net cash used in investing activities for the six month periods ended December 31, 2005 of approximately $75,114,000 included $16,227,000 of net sales and maturities of short-term investments, some of which was used to pay patent litigation settlement expenses, as more fully described below, partially offset by approximately $2,082,000 of capital expenditures. In calendar 2006, we expect to spend a significant amount of working capital as we further expand our warehouse capacity at our Gaithersburg facility, for which we may obtain alternative financing.
     On November 15, 2005, we and Armonk Partners, our principal stockholder, entered into an Underwriting Agreement with J.P. Morgan Securities Inc., as representative of the underwriters identified therein (the “Underwriting Agreement”) to offer for sale up to 2,000,000 shares of Common Stock by us and up to 1,000,000 shares of Common Stock by Armonk Partners. The Underwriting Agreement contained an option granted to the underwriters to offer for sale up to an additional 450,000 shares of Common Stock (300,000 shares by us and 150,000 shares by Armonk Partners) to cover over-allotments, if any. The initial public offering, pursuant to our effective shelf registration statement, closed on November 18, 2005 with the sale of all initially offered shares of Common Stock and on December 14, 2005, the sale of the shares subject to the over-allotment option was closed following the exercise in full by the underwriters of the over-allotment option. Our net proceeds from the public offering, after deal expenses of approximately $457,000 and underwriters’ commissions, were approximately $60,079,000.
     On October 13, 2004 we entered into a Settlement and License Agreement to settle our patent litigation with Enzo. Under the Agreement with Enzo, we received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. We made an initial payment to Enzo of $16.0 million, of which $2.0 million was used to offset future royalty payments under the terms of the Agreement, resulting in a one-time pre-tax charge of $14.0 million in patent settlement expense. We also pay Enzo royalties on future net sales of products covered by the license grant, which royalties were the guaranteed minimum of $2.5 million for the first annual period (October 1, 2004 to September 30, 2005) and will be at least guaranteed minimums of $3.5 million for each of the next four annual periods. We are obligated to make such guaranteed minimum payments in such first five annual periods under the Enzo Agreement. Our obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Enzo Agreement.
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
     In August 2004, we established a leasing facility with ePlus Group, Inc. with a total commitment of $1,000,000. We intend to use such facility to fund the lease of computer hardware and associated software. As of December 31, 2005, we have used approximately $668,000 of such commitment.
     We lease a facility in Gaithersburg, Maryland, comprising a total of 111,000 square feet for its corporate headquarters and manufacturing operations pursuant to a Lease Agreement dated March 2, 1998 between Digene and ARE-Metropolitan Grove I, LLC, as landlord (the “Landlord”), as amended (the “Lease”). On November 15, 2005, we executed the Fourth Amendment to Lease (the “Amendment”). The Amendment provides for us to expand the rented premises to 143,585 rentable square feet. The additional space will be used for manufacturing and research and development space. Under the Amendment, we and the Landlord are contributing financing to fund the expansion construction and outfitting, for which construction is expected to be substantially completed by September 20, 2006. In addition, the initial term of the Lease has been extended until ten years after the earlier of substantial completion of the expansion work or September 20, 2006.
     We have historically accounted for the Lease as an operating lease. Under the Amendment we are responsible for a portion of the construction costs and are deemed to be the owner of the Gaithersburg facility for accounting purposes during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” During the quarter ended December 31, 2005, upon execution of the

Amendment, we capitalized $21.4 million to record the estimated fair value of the current building facility on our books with a related lease obligation of approximately $19.7 million. In accordance with accounting guidance the portion of the Lease related to ground rent will continue to be treated as an operating lease. Amounts paid by us for the construction have been recorded as construction in progress. Upon completion of construction, the Lease will not qualify for sale-leaseback treatment in accordance with Statement of Financial Accounting Standards No. 98, “Accounting for Leases”, and we will, accordingly, continue to record the existing facility and expanded area as a capital asset. In addition, amounts paid for the expansion by the Landlord will increase the lease obligation as the project is funded. This change in accounting treatment has no impact on our cash flow or total expense over the Lease term; however, it results in the acceleration of expense from the latter years of the Lease to the earlier years of the Lease. The impact of this acceleration on fiscal 2006 pre-tax earnings is approximately $700,000.
     We anticipate that our working capital requirements will increase moderately for the foreseeable future due to the investment necessary to expand our Gaithersburg facility, as well as increasing accounts receivable as a result of expected revenue growth. We have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect that our existing capital resources will be adequate to fund our operations for the foreseeable future. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products; the effectiveness of our sales and marketing activities; our progress in product development efforts and the magnitude and scope of such efforts; our success in increasing and maintaining customer relationships; our ability to receive additional regulatory approvals for our product offerings; the cost and timing of expansion of our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the amount of funds we may utilize for acquisitions of other companies or technologies; and competitive market developments. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, which could include public offerings of our securities using our effective shelf registration statement, strategic alliances with corporate partners and others, or through other sources. Other than our equipment leasing facility with ePlus Group, Inc. and the facility Lease Amendment, we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations would be materially adversely affected.

     We have summarized below our material contractual obligations as of December 31, 2005 (in thousands):

		Less Than	One to Three	Four to Five
Contractual Obligations	Total	One Year	Years	Years	After Five Years
Long-term debt	$625	$116	$509	$—	$—
Operating leases	2,063	804	1,052	207	—
Purchase obligations	2,153	1,651	502	—	—
Gaithersburg lease obligation	43,850	3,021	11,764	8,277	20,788
Minimum royalty payments	14,000	3,500	10,500	—	—

Total contractual cash obligations	$62,691	$9,092	$24,327	$8,484	$20,788

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three- and six-month periods ended December 31, 2005 and 2004, respectively. Interest rate exposure is primarily limited to the $111.4 million of cash, cash equivalents and short- and long-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.
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
In the course of this litigation, Ventana and Beckman Coulter filed motions seeking to compel arbitration of our claims against them. After a bench trial, the Court issued an order that Beckman Coulter has a right to arbitrate our claims against it, but that Ventana does not. On December 23, 2004, we submitted a demand for arbitration against Beckman Coulter with the American Arbitration Association (“AAA”). Ventana petitioned the arbitration panel to participate in the arbitration. The petition was denied. The arbitration proceeding between Digene and Beckman Coulter is scheduled to occur in March 2006. The court, as a matter of judicial economy, has stayed the proceedings against Ventana pending the outcome of the arbitration between us and Beckman Coulter.
Third Wave Technologies, Inc. v. Digene Corporation
On October 7, 2005, Third Wave Technologies, Inc. (“Third Wave”) filed an action for declaratory judgment against us. The action was filed in the United States District Court for the Western District of Wisconsin. In the action, Third Wave claims that we alleged, through our counsel, that Third Wave’s products infringe our United States Patent Nos. 4,849,332, 4,808,306, 5,643,715, and 5,057,411 titled “Human Papillomavirus 35 Nucleic Acid Hybridization Probes and Methods for Employing the Same,” “Human Papillomavirus 56 Nucleic Acid Hybridization Probes and Methods for Employing the Same,” “Human Papillomavirus Type 52 DNA Sequences and Methods for Employing the Same,” and “type-Specific Papillomavirus DNA Sequences and Peptides,” respectively. Third Wave was seeking a declaratory judgment that such patents have not been infringed by Third Wave and are invalid.
On January 13, 2006, we and Third Wave announced jointly that the two companies had reached an agreement under which Third Wave dismissed, without prejudice, its lawsuit against Digene over patents related to human papillomavirus (“HPV”). The settlement between Digene and Third Wave was made amicably without the grant of any license or freedom-to-operate under the patents-in-suit identified above, the payment of any monies by either company, and without any effect on the patents-in-suit. The parties also agreed not to bring suit against each other for one year related to United States patents regarding HPV.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1*	Fourth Amendment to Lease, dated November 15, 2005, between Digene Corporation and ARE-Metropolitan Grove I, LLC.

10.2	Digene Corporation Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-8 (File No. 333-131592)).

10.3	Digene Corporation Amended and Restated Directors’ Equity Compensation Plan (Incorporated by reference to Exhibit 4.2 to Digene’s Registration Statement on Form S-8 (File No. 333-131592)).

31.1*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION
Date: February 8, 2006	By:	/s/ Charles M. Fleischman
Charles M. Fleischman
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: February 8, 2006	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Senior Vice President, Finance and Information Systems (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1*	Fourth Amendment to Lease, dated November 15, 2005, between Digene Corporation and ARE-Metropolitan Grove, I, LLC.

10.2	Digene Corporation Amended and Restated 1999 Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-8 (File No. 333-131592)).

10.3	Digene Corporation Amended and Restated Directors’ Equity Compensation Plan (Incorporated by reference to Exhibit 4.2 to Digene’s Registration Statement on Form S-8 (File No. 333-131592)).

31.1*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed Herewith