Form 10-Q
period 2006-03-31
DIGENE CORP
filed 2006-05-09
CIK 1011582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	May 5, 2006

(Common Stock, par value $.01 per share)	23,194,086

DIGENE CORPORATION
INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets-March 31, 2006 and June 30, 2005	3

Consolidated Statements of Operations- Three and nine months ended March 31, 2006 and 2005	4

Consolidated Statements of Cash Flows- Nine months ended March 31, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information:

Item 1. Legal Proceedings	26

Item 6. Exhibits	27

Signatures

Exhibit Index
EX-10.1
EX-10.2
EX-10.2(a)
EX-10.3
EX-10.4
EX-10.4(a)
EX-31.1
EX-31.2
EX-32

PART I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	June 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,132	$15,789
Short-term investments	127,246	30,292
Accounts receivable, less allowance of approximately $327 and $288 at March 31, 2006 and June 30, 2005, respectively	23,224	20,297
Inventories, net	6,380	7,197
Prepaid expenses and other current assets	3,622	3,130
Deferred tax asset, current	691	2,038

Total current assets	166,295	78,743

Property and equipment, net	29,825	10,104
Deposits and other assets	2,388	2,237
Deferred tax asset, net	10,839	15,761

Total assets	$209,347	$106,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,901	$7,807
Accrued expenses	7,526	11,996
Accrued payroll	7,988	5,835
Current portion of long-term debt and lease obligation	1,150	116

Total current liabilities	25,565	25,754

Deferred rent	229	763
Long-term debt, less current portion	479	572
Lease obligation, less current portion	18,338	—

Minority interest	410	353

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 23,123,719 and 20,037,253 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	231	200
Additional paid-in capital	220,622	140,914
Accumulated other comprehensive income	357	602
Accumulated deficit	(56,884)	(62,313)

Total stockholders’ equity	164,326	79,403

Total liabilities and stockholders’ equity	$209,347	$106,845

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$38,533	$29,153	$107,915	$81,406
Other	597	513	1,661	1,424

Total revenues	39,130	29,666	109,576	82,830

Costs and expenses:
Cost of product sales	5,585	5,130	15,569	14,921
Royalty and technology	1,562	1,291	5,515	3,954
Research and development	5,641	3,265	13,258	9,128
Selling and marketing	16,343	11,697	44,770	31,014
General and administrative	7,472	5,614	19,335	14,537
Patent litigation settlement	—	—	—	14,000

Income (loss) from operations	2,527	2,669	11,129	(4,724)

Other income (expense):
Interest income	1,277	200	2,248	539
Interest expense	(318)	(2)	(482)	(27)
Other expense	35	(35)	(10)	(96)

Income (loss) before minority interest and income taxes	3,521	2,832	12,885	(4,308)

Minority interest	5	(71)	(111)	(287)

Income (loss) before income taxes	3,526	2,761	12,774	(4,595)

Provision for (benefit from) income taxes	2,421	1,196	7,345	(191)

Net income (loss)	$1,105	$1,565	$5,429	$(4,404)

Basic net income (loss) per share	$0.05	$0.08	$0.25	$(0.22)

Diluted net income (loss) per share	$0.05	$0.08	$0.25	$(0.22)

Weighted average shares outstanding
Basic	22,737	20,000	21,297	19,943

Diluted	23,380	20,641	21,742	19,943

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31,
	2006	2005
	(Unaudited)
Operating activities
Net income (loss)	$5,429	$(4,404)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,367	3,403
Loss on disposal of fixed assets	127	238
Compensation expense related to stock options	4,193	(89)
Deferred tax benefit	3,474	(631)
Minority interest	57	287
Changes in operating assets and liabilities:
Accounts receivable	(2,912)	(1,181)
Inventories	817	923
Prepaid expenses and other current assets	(521)	(1,307)
Deposits and other assets	(150)	(114)
Accounts payable	1,136	87
Accrued expenses	3,029	342
Accrued patent litigation settlement	(7,500)	—
Accrued payroll	2,160	(1,161)
Deferred rent	(535)	326

Net cash provided by (used in) operating activities	12,171	(3,281)

Investing activities
Purchases of short-term investments	(189,487)	(11,388)
Sales and maturities of short-term investments	92,427	25,302
Capital expenditures	(3,566)	(4,271)

Net cash (used in) provided by investing activities	(100,626)	9,643

Financing activities
Net proceeds from issuance of Common Stock	60,079	—
Exercise of common stock options	15,466	1,375
Excess tax benefits from stock-based compensation	2,837	—
Principal payments of long-term debt	(376)	(1,431)

Net cash provided by (used in) financing activities	78,006	(56)

Effect of currency translations	(208)	370

Net (decrease) increase in cash and cash equivalents	(10,657)	6,676
Cash and cash equivalents at beginning of period	15,789	4,079

Cash and cash equivalents at end of period	$5,132	$10,755

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three- and nine-month periods ended March 31, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature, except for the capitalization of the Gaithersburg facility (see Note 4) and patent litigation settlement accrual (see Note 7). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission.
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
3. Public Offering of Common Stock
On November 15, 2005, the Company and Armonk Partners (the “Selling Stockholder”), the Company’s principal stockholder, entered into an Underwriting Agreement, with J.P. Morgan Securities Inc. as representative of several underwriters, (the “Underwriting Agreement”) to offer for sale up to 2,000,000 shares of Common Stock by the Company and up to 1,000,000 shares of Common Stock by Armonk Partners. The Underwriting Agreement contained an option granted to the underwriters to offer for sale up to an additional 450,000 shares of Common Stock (300,000 shares by the Company and 150,000 shares by Armonk Partners) to cover over-allotments, if any. The public offering, pursuant to the Company’s effective shelf registration statement, closed on November 18, 2005 with the sale of all initially offered shares of Common Stock. On December 14, 2005, the sale of the shares subject to the over-allotment option was closed following the exercise in full by the underwriters of the over-allotment option. The Company’s net proceeds from the public offering, after deal expenses of approximately $457,000 and underwriters’ commissions, were approximately $60,079,000.

4. Other Balance Sheet Information
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	March 31,	June 30,
	2006	2005
	(unaudited)
Finished goods	$3,859	$4,642
Work in process	3,592	3,343
Raw materials	1,238	1,187

	8,689	9,172
Inventory reserve	(2,309)	(1,975)

	$6,380	$7,197

Lease Commitments
The Company leases a facility in Gaithersburg, Maryland, comprising a total of 111,000 square feet for its corporate headquarters and manufacturing operations pursuant to a Lease Agreement dated March 2, 1998 between Digene and ARE-Metropolitan Grove I, LLC, as landlord (the “Landlord”), as amended (the “Lease”). On November 15, 2005, the Company executed the Fourth Amendment to the Lease (the “Amendment”). The Amendment provides for the Company to expand the rented premises to 143,585 rentable square feet. The additional space will be used for manufacturing and research and development. Under the Amendment, both the Company and the Landlord are contributing financing to fund the expansion construction and outfitting. Construction is expected to be substantially complete by September 2006. In addition, the initial term of the Lease has been extended ten years beyond the earlier of substantial completion of the expansion work or September 2006.
The Company has historically accounted for the Lease as an operating lease. Under the Amendment, the Company is responsible for a portion of the construction costs and is deemed to be the owner of the Gaithersburg facility for accounting purposes during the construction period under Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction.” During the quarter ended December 31, 2005, upon execution of the Amendment, the Company capitalized $21.4 million to record the estimated fair value of the current building facility on its books with a related lease obligation of approximately $19.7 million. In accordance with accounting guidance, the portion of the Lease related to ground rent will continue to be treated as an operating lease. Amounts paid by the Company for the construction have been recorded as construction in progress. Upon completion of construction, the Lease will not qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases.” Accordingly, the Company will continue to record the existing facility and expanded area as a capital asset. In addition, amounts paid for the expansion by the Landlord will increase the lease obligation as the project is funded. This change in accounting treatment has no impact on the Company’s cash flow or total expense over the Lease term; however, it results in the acceleration of expense from the latter years of the Lease to the earlier years of the Lease. The impact of this acceleration on fiscal 2006 pre-tax earnings is approximately $700,000.

5. Income Taxes
The Company accounts for income taxes during interim periods in accordance with SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” an interpretation of APB Opinion No. 28. For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis. The Company’s provision for income taxes recorded for the nine months ended March 31, 2006 and the benefit for income taxes recorded for the nine months ended March 31, 2005 are based on an estimated annual effective tax rate. Items that caused recorded income to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited, certain non-deductible expenses, and research and development tax credits.
The Company expects to maintain a valuation allowance for the portion of deferred tax assets it believes is uncertain to be realized. This consists primarily of deferred tax assets relating to U.S. net operating losses generated from the exercise of stock options, research and development credits expected to expire unused, and foreign deferred tax assets, including net operating loss carryforwards. The realization of these deferred tax assets is contingent upon the generation of future taxable income.
6. Stockholders’ Equity
Common Stock and Per Share Calculation
For the three-month periods ended March 31, 2006 and 2005, in conjunction with stock option exercises, the Company issued 642,396 and 60,299 shares of common stock, and 786,466 and 139,262 shares of common stock for the nine-month periods ended March 31, 2006 and 2005, respectively. The Company received cash proceeds from the exercise of stock options of approximately $13,569,000 and $476,000 for the three-month periods ended March 31, 2006 and 2005, respectively and $15,466,000 and $1,375,000 for the nine-month periods ended March 31, 2006 and 2005, respectively.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2006	2005	2006	2005

Numerator:
Net income (loss)	$1,105	$1,565	$5,429	$(4,404)
Denominator:
Weighted average shares outstanding — basic	22,737	20,000	21,297	19,943
Dilutive securities — stock options	643	641	445	—

Weighted average shares outstanding — diluted	23,380	20,641	21,742	19,943

Basic net income (loss) per share	$0.05	$0.08	$0.25	$(0.22)
Diluted net income (loss) per share	$0.05	$0.08	$0.25	$(0.22)

For the three-month periods ended March 31, 2006 and 2005, respectively, outstanding stock options to purchase approximately 137,000 and 2,436,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period. For the nine-month period ended March 31, 2006, outstanding stock options to purchase approximately 2,009,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive. None of the stock options outstanding in the nine-month period ended March 31, 2005 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.
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
Under the modified-prospective-transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the three- and nine-month periods ended March 31, 2006, is approximately $1,411,000 and $4,193,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Both basic and diluted earnings per share for the three-month period ended March 31, 2006 would have been $0.07, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.05. Basic and diluted earnings per share for the nine-month period ended March 31, 2006 would have been $0.34 and $0.33, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.25 and $0.25, respectively.
The total intrinsic value of the stock options exercised during the three- and nine-month periods ended March 31, 2006 was approximately $11,817,000 and $14,131,000, respectively. The weighted-average grant-date fair value of equity awards granted during the three- and nine-month periods ended March 31, 2006 was $14.90 and $13.23, respectively. The total fair value of equity awards which vested during the three- and nine-month periods ended March 31, 2006 was approximately $853,000 and $5,412,000, respectively. There were 2,931,657 equity awards outstanding at March 31, 2006. These equity awards had a weighted-average exercise price of $25.80, an intrinsic value of approximately $39,179,000 and a weighted-average life of 6.7 years. There were 2,249,717 fully vested equity awards exercisable at March 31, 2006. These equity awards had a weighted-average exercise price of $27.19, an intrinsic value of approximately $26,800,000 and a weighted-average life of 6.3 years.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation for the three- and nine-month period ended March 31, 2005. The reported and pro forma net income and net income per share for the three- and nine-month periods ended March 31, 2006 are the same because stock-based compensation expense is calculated under the provisions of Statement 123(R). The amounts for the three- and nine-month periods ended March 31, 2006 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the similar periods of the previous fiscal year.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2006	2005	2006	2005

Net income (loss), as reported	$1,105	$1,565	$5,429	$(4,404)
Add: Stock-based non-employee compensation (income) expense included in reported net income (loss), net of taxes	—	—	—	(55)
Deduct: Stock-based employee compensation expense as if SFAS No. 123 had been applied to all grants	—	(11,290)	—	(17,678)

Pro forma net income (loss)	$1,105	$(9,725)	$5,429	$(22,137)

Net income (loss) per share:
Basic – as reported	$0.05	$0.08	$0.25	$(0.22)
Basic – pro forma	$—	$(0.49)	$—	$(1.11)
Diluted – as reported	$0.05	$0.08	$0.25	$(0.22)
Diluted – pro forma	$—	$(0.49)	$—	$(1.11)
Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement 123 and, in periods prior to July 1, 2005, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model through June 30, 2004 and a trinomial lattice option-pricing fair value model thereafter. The following weighted-average assumptions were used for stock options granted in the three and nine months ended March 31, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Three-Months Ended	Nine-Months Ended
	March 31, 2006	March 31, 2006
Dividend yield	0.0%	0.0%
Expected volatility	72.6%	74.0%
Risk-free interest rate	4.40%	4.20%
Expected life of the option term (in years)	4.06	4.21
Forfeiture rate	15.00%	5.76%
Dividend Yield – The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility since its initial public offering to estimate expected volatility because the current business strategy, which is not expected to change materially, is fundamentally consistent with past strategy. Excluding the first year, during which there is inadequate data to calculate annual volatility, the volatility has averaged 76.6%, with a high and low value of 81.2% and 68.5%, respectively.
Risk-Free Interest Rate – This is the U.S. Treasury rate for the week of each stock option grant during the quarter having a term that most closely resembles the expected life of the stock option.
Expected Life of the Stock Option Term – This is the period of time that the stock options granted are expected to remain unexercised. Stock options granted during the quarter have a maximum term of seven years. The Company estimates the expected life of the stock option term using a lattice model with inputs regarding estimated exercise behavior that are consistent with actual past behavior for similar stock options.
Forfeiture Rate – This is the estimated percentage of stock options granted and expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data ranging anywhere from one to three years with further consideration given to the class of employees to whom the options were granted.
During the first quarter of fiscal 2006, the Company issued performance shares awards to certain employees which could result in the issuance of up to 56,467 shares of Common Stock if identified performance objectives are achieved at designated levels. Under the terms of the grants, the actual number of shares of common stock that may be issued upon the vesting and earning of such performance shares awards may be reduced to zero or increased to as much as 200%, depending on achievement of established three-year revenue and earnings performance objectives. In addition, each recipient of these performance shares awards must continue to be employed or maintain the role as a director of the Company at the end of the three-year performance period following the date of grant.
In October 2005, the Company issued 43,099 restricted stock units to certain employees and 8,808 restricted stock units to directors of the Company.
The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” For the nine-month period ended March 31, 2005, compensation income of approximately $89,000 was recognized for the change in fair value of the equity awards to non-employees. No compensation expense was recognized for the change in fair value of the equity awards to non-employees for the nine-month period ended March 31, 2006.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits generated from the tax deductions in excess of the compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2,837,000 excess tax benefit for the nine months ended March 31, 2006 would have been classified as an operating cash flow if the Company had not adopted Statement 123(R).

Stock Compensation Plans
In March 1996, the Company adopted the Digene Corporation Omnibus Plan (the “Omnibus Plan”). Pursuant to the Omnibus Plan, officers or other employees of the Company could receive options to purchase Common Stock and other awards as contemplated by the Omnibus Plan. The Omnibus Plan is administered by the Compensation Committee. A maximum of 2,000,000 shares have been authorized to cover grants and awards under the Omnibus Plan. The ability to make additional grants and awards under the Omnibus Plan expired with the termination of the term of the Omnibus Plan on March 26, 2006.
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
As of March 31, 2006, 1,290,092 shares were available for grants or awards under the Directors’ Plan, the 1997 Stock Option Plan and the 1999 Plan. Of these, 1,057,208 shares are available for grants or awards to officers and employees under the 1999 Plan.
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

Common Stock equity award activity during the nine months ended March 31, 2006, is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at beginning of period	3,517,880	$25.22
Granted (1)	326,124	19.01
Exercised	(786,466)	19.67
Canceled or expired	(125,881)	30.42

Outstanding at end of period	2,931,657	25.80

Equity awards exercisable at end of period	2,249,717	27.19

(1)	For the nine months ended March 31, 2006, the number of shares granted includes performance shares awarded at the 100% performance level, or 56,467.
Comprehensive Income
Comprehensive income for the quarter- and year-to-date ended March 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net income (loss), as reported	$1,105	$1,565	$5,429	$(4,404)
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes	(64)	(7)	(64)	(1)
Foreign currency translation (loss) gain	85	(588)	(181)	794

Comprehensive income (loss)	$1,126	$970	$5,184	$(3,611)

For the three-month periods ended March 31, 2006 and 2005, unrealized (loss) on available-for-sale securities was net of income tax benefit of approximately $(41,000) and $(5,000), respectively and for the nine-month periods ended March 31, 2006 and 2005 was $(42,000) and $(2,000), respectively.
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

Under the Settlement and License Agreement (the “Enzo Agreement”), Digene received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. In October 2004, Digene made an initial payment to Enzo of $16.0 million, of which $2.0 million was used to offset future royalty payments under the terms of the Enzo Agreement, resulting in $14.0 million in patent litigation settlement expense. Digene pays Enzo royalties on future net sales of products covered by the license grant, which royalties were at least $2.5 million for the first annual period, beginning October 1, 2004 and ending September 30, 2005, and will be at least $3.5 million for each of the next four annual periods under the Enzo Agreement. Digene is obligated to make such guaranteed minimum payments in the first five annual periods. Digene’s obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Enzo Agreement.
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
During the current quarter and due to an earlier than anticipated expiration of an exclusively licensed patent, the Company reversed approximately $324,000 in royalties accrued during the quarter ended December 31, 2005.

8. Warranties
The Company reserves approximately 2% of product sales for its standard warranty obligations. Changes in the Company’s standard warranty reserve are as follows (in thousands):

	Nine Months Ended March 31,
	2006	2005
Balance, beginning of period	$1,137	$897
Warranties issued during the period	2,145	1,634
Changes in liability for pre-existing warranties during the period	(1,922)	(1,478)

Balance, end of period	$1,360	$1,053

The Company also offers customers extended warranties on equipment. The revenue from these extended warranties is deferred and recognized evenly over the period of the extended warranty.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in our Annual Report on Form 10-K for the year ended June 30, 2005. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from additional government entities, private insurance plans, and managed care organizations, particularly outside the United States; risk that other companies may develop and market human papillomavirus (HPV) tests competitive with our own; our ability to scale up our manufacturing to the extent demand for our products increases; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty as to the outcome of patent litigation which may arise in the future; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals for our products in development; uncertainty of clinical trial results for our products in development; uncertainty of future profitability and cash generation from operations; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2005.
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
     Our revenues, to a significant extent, have been derived from the sales of our diagnostic tests for the presence of HPV, which accounted for 87% of total fiscal 2006 year-to-date revenues. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, especially in the United States, will continue to drive the growth in revenues from our HPV test products.
     In fiscal 2006, our year-to-date gross margin on product sales increased to 86% as compared to 82% in the comparable prior-year period. We calculate gross margin as the difference between product sales and the cost of product sales, which excludes royalty and technology expense, as a percentage of product sales for the period.
     We have in-licensed patents to a number of cancer-causing human papillomavirus types, biological materials and other intellectual property on which we pay royalties, patent maintenance and other technology access costs. Our total royalty and technology expenses are expected to be approximately 5% to 6% of product sales in fiscal 2006 and fiscal 2007.

     Our sales and marketing expenditures have been, and will continue to be, focused on accelerating the adoption of HPV testing worldwide. We intend to continue to capitalize on the growing acceptance of our HPV test products in the United States and internationally by physicians, laboratories and health insurance providers by investing heavily into sales and marketing programs over the next several quarters. We have also significantly expanded our sales organization in the United States and increased our investment in physician education and direct-to-consumer awareness campaign activities.
     We expect to increase investment in research and development for the next several quarters and focus our research and development expenditures on the development of our next generation platforms and other research and development programs primarily related to HPV testing.
     We expect our general and administrative expenses will increase to support the overall growth of our business.
     Historically, we have granted stock options as the only form of equity compensation. In fiscal 2006, we also issued restricted stock units and performance shares awards to certain employees and directors under our equity compensation plans.
Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
			%			%
	2006	2005	change	2006	2005	change
	($ in thousands)
Total revenue	$39,130	$29,666	32%	$109,576	$82,830	32%
Product sales	38,533	29,153	32%	107,915	81,406	33%
HPV test product revenue	34,244	25,042	37%	94,938	69,832	36%
Cost of product sales	5,585	5,130	9%	15,569	14,921	4%
Gross margin (1)	86%	82%	5%	86%	82%	5%
Royalty and technology expense	$1,562	$1,291	21%	$5,515	$3,954	39%

(1)	We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology fees, as a percentage of product sales for the period.
     Product sales increased 32% to approximately $38,533,000 for the three-month period ended March 31, 2006 from approximately $29,153,000 for the corresponding period in fiscal 2005. The increase was primarily due to a 37% increase in sales of our HPV test products to approximately $34,244,000. The majority of the growth in our HPV test product revenue was in the United States, where HPV test revenue increased 44% to approximately $28,622,000.
     Product sales increased 33% to approximately $107,915,000 for the nine-month period ended March 31, 2006 from approximately $81,406,000 for the corresponding period in fiscal 2005. The increase was primarily due to a 36% increase in sales of our HPV test products to approximately $94,938,000. The majority of the growth in our HPV test product revenue was in the United States, where HPV test revenue increased 43% to approximately $78,964,000. In the United States, most of the growth in our HPV test product sales resulted from increased acceptance of our Digene HPV Test for adjunctive cervical cancer screening with a Pap test for women age 30 and older (also marketed in the United States as the DNAwithPap™ Test). We believe the continued growth was due in part to our physician and patient education activities that began in fiscal 2005 and our direct-to-consumer awareness campaign that has continued through fiscal 2006.
     Other revenues primarily include research and development contract, equipment rental, extended warranty and training services revenue. Other revenues increased 16% to approximately $597,000 for the three-month period ended March 31, 2006 from approximately $513,000 for the corresponding period in fiscal 2005. Other revenues increased 17% to approximately $1,661,000 for the nine-month period ended March 31, 2006 from approximately $1,424,000 for the corresponding period in fiscal 2005.
     Cost of product sales increased by 9% to approximately $5,585,000 for the three-month period ended March 31, 2006 from approximately $5,130,000 for the corresponding period in 2005 and increased 4% to approximately $15,569,000 for the nine-month period ended March 31, 2006 from approximately $14,921,000 for the corresponding period in fiscal 2005. The increase for both periods was due to increased product sales. For the three- and nine-month periods ended March 31, 2006, cost of product sales included approximately $123,000 and $356,000 of stock compensation expense, respectively. Gross margin percentage on product sales increased to 86% for the three-month period ended March 31, 2006 from 82% for the corresponding period in fiscal 2005 and increased to 86% for the nine-month period ended March 31, 2006 from 82% for the corresponding period in fiscal 2005. The increase in gross margin percentage for both periods is the result of a shift in product mix from lower margin products to higher margin HPV test products, as well as decreased manufacturing overhead costs as a percentage of product sales.
     Royalty and technology expense increased 21% to approximately $1,562,000 for the three-month period ended March 31, 2006 from approximately $1,291,000 for the corresponding period in fiscal 2005 and increased 39% to approximately $5,515,000 for the nine-month period ended March 31, 2006 from approximately $3,954,000 for the corresponding period in fiscal 2005. The increase for the three-month period ended March 31, 2006 was due to the increase in royalties incurred under a Settlement and License Agreement with Georgetown University (“Georgetown”), effective July 1, 2005, under which we pay Georgetown royalties on net sales of products covered by the license grant. This increase was partially offset by a reversal of approximately $324,000 in royalties accrued during the quarter ended December 31, 2005, due to an earlier than anticipated expiration of an exclusively licensed patent. The increase for the nine-month period ended March 31, 2006 included increased royalties incurred relating to Georgetown and increased royalty expenses, effective October 1, 2004, on net sales of our products based on a Settlement and License Agreement with Enzo Biochem, Inc. and its subsidiary Enzo Life Sciences, Inc. (collectively, “Enzo”), under which we pay Enzo royalties on net sales of products covered by the license grant. Additionally, during the quarter ended September 30, 2004, a charge of $750,000 was accrued relating to a non-exclusive license to Institut Pasteur’s intellectual property concerning the Hepatitis B virus genome. Please see “Liquidity and Capital Resources” below for a description of the Enzo and Georgetown settlements.
     Research and development expenses increased 73% to approximately $5,641,000 for the three-month period ended March 31, 2006 from approximately $3,265,000 for the corresponding period in fiscal 2005 and increased 45% to approximately $13,258,000 for the nine-month period ended March 31, 2006 from approximately $9,128,000 for the corresponding period in fiscal 2005. For the three- and nine-month periods ended March 31, 2006 research and development expenses included approximately $185,000 and $309,000 of stock compensation expense, respectively. The increase for the three-month period ended March 31, 2006 compared to the corresponding period in fiscal 2005 included a payment relating to a marketing and distribution agreement for new products, which was paid in April 2006.

     Additionally, there was a 110% increase in professional services to approximately $1,767,000 from approximately $841,000. The increase for the nine-month period ended March 31, 2006 compared to the corresponding period in fiscal 2005 included a 130% increase in professional services to approximately $3,851,000 from approximately $1,675,000, due primarily to external development of a specimen preparation system, and the aforementioned marketing and distribution payment.
     Our core research efforts for next generation technologies include research programs for improved molecular diagnostic assay systems for detection of HPV and other targets in the area of women’s cancers and infectious diseases, and research on our next generation nucleic acid detection technology. In the first nine months of fiscal 2006, research and development activities were concentrated on platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focused on four areas: (1) core research efforts for next generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) support of regulatory submissions seeking approval to market our existing products with procedural improvements and/or for additional uses and indications in the U.S. and abroad. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.
     We continue to develop products that will enable HPV genotyping. We launched the first of these products in this third quarter of fiscal 2006 and have several more planned for initial commercialization in this fiscal year. Our collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) continues as we develop a rapid batch HPV test for resource-constrained countries.
     Product development activities are currently focused on simplifying and improving the efficiency of cervical specimen processing procedures and thereby increasing Hybrid Capture 2 assay throughput; these development efforts include a new batch preparation method for processing liquid-based cytology specimens for Hybrid Capture testing. In support of this new method, we have collected data that is expected to support a pre-market approval supplement (PMAS) for hc2 HR HPV testing of specimens collected with the ThinPrep® test (in PreservCytTM  solution) (Cytyc Corporation) specimens processed with this new method, with the submission to the FDA of this PMAS planned for the first half of calendar 2006. Work is also progressing on a specimen preparation system which automates the front-end processing of relevant types of cervical specimens. This specimen preparation system is being developed to provide clinical laboratories with a streamlined means to prepare samples for transfer to our Rapid Capture System and is expected to be commercialized in 2007.
     We remain active in our efforts to expand HPV testing capabilities for additional liquid-based cytology media, including the SurePath® test’s collection and preservative medium (TriPath Imaging). The FDA is currently reviewing the TriPath’s PMAS supporting the use of SurePath specimens with the hc2 HR HPV Test that was submitted to the FDA in December 2005. Other activity relevant to this program remains ongoing as part of the continued collaboration between us and TriPath Imaging.
     In April 2006, we entered into an exclusive worldwide marketing and distribution agreement with Asuragen, Inc. for the marketing and distribution of Asuragen’s Signature® Cystic Fibrosis screening products. The Asuragen products utilize the Luminex® xMAP® technology.
     Selling and marketing expenses increased 40% to approximately $16,343,000 for the three-month period ended March 31, 2006 from approximately $11,697,000 for the corresponding period in fiscal 2005 and increased 44% to approximately $44,770,000 for the nine-month period ended March 31, 2006 from approximately $31,014,000 for the corresponding period in fiscal 2005. For the three- and nine-month periods ended March 31, 2006, selling and marketing expenses included approximately $335,000 and $1,105,000 of stock compensation expense, respectively. The increase for the three-month period ended March 31, 2006 was primarily due to personnel costs, which increased 34% to approximately $7,072,000 from approximately $5,293,000; marketing program expenses, which increased 51% to approximately $4,102,000 from approximately $2,723,000; and facility, overhead and travel expenses, together increasing 65% to approximately $3,148,000 from approximately $1,912,000. The increase for the nine-month period ended March 31, 2006 was primarily due to personnel costs, which increased 40% to approximately $19,768,000 from approximately $14,074,000; marketing program expense, which increased 71% to approximately $10,936,000 from approximately $6,380,000; and facility, overhead and travel expenses, together increasing 47% to approximately $8,112,000 from approximately $5,517,000. The increase in personnel costs and facility, overhead and travel expenses, is due largely to increasing the size of our physician sales force, for which we began hiring extensively in the middle of fiscal 2005. The increase in marketing program expenses is the result of a direct-to-consumer awareness campaign implemented during the quarter ended March 31, 2005 and continued throughout fiscal 2006. Costs associated with the direct-to-consumer awareness campaign have exceeded $5,014,000 for the nine-month period ended March 31, 2006.
     Virtually all of the increase in our selling and marketing expenses for the three-month period ended March 31, 2006 was in the United States, which increased 55% to approximately $12,576,000 as compared to approximately $8,131,000 in fiscal 2005 and increased 67% to approximately $34,535,000 for the nine-month period ended March 31, 2006 from approximately $20,719,000 in fiscal 2005, as we expanded our direct sales and marketing activities, including our physician and patient education activities, to increase sales of our HPV test products.
     General and administrative expenses increased 33% for the three-month period ended March 31, 2006 to approximately $7,472,000 from approximately $5,614,000 for the corresponding period in fiscal 2005. For the three-month period ended March 31, 2006, general and administrative expenses included approximately $768,000 of stock compensation expense and an increase in professional services of 41% to approximately $2,549,000 from approximately $1,810,000. The increase in professional services is largely due to an increase in legal fees, which increased 58% to approximately $1,431,000, primarily due to expenses associated with our arbitration proceeding with Beckman Coulter. General and administrative expenses increased 33% for the nine-month period ended March 31, 2006 to approximately $19,335,000 from approximately $14,537,000 for the corresponding period in fiscal 2005. For the nine-month period ended March 31, 2006, general and administrative expenses included approximately $2,423,000 of stock compensation expense; an increase in professional services of 22% to approximately $5,517,000 from approximately $4,533,000; and an increase in personnel costs of 16% to approximately $7,090,000 from approximately $6,137,000.
     The majority of increase in general and administrative expenses for the three-month period ended March 31, 2006 was incurred in the United States, where we recognize all stock compensation expense, which increased 47%, to approximately $5,418,000, over the corresponding period in fiscal 2005. General and administrative expenses for the nine-month period ended March 31, 2006 increased 45%, to approximately $13,787,000 in the United States, over the corresponding period in fiscal 2005.
     During the nine-month period ended March 31, 2005, we settled patent litigation with Enzo, for which $14,000,000 was recorded in the first quarter of fiscal 2005. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.
     Interest income increased 536% to approximately $1,277,000 for the three-month period ended March 31, 2006 from approximately $200,000 in the corresponding period in fiscal 2005 and increased 317% to approximately $2,248,000 for the nine-month period ended March 31,2006 from approximately $539,000 for the corresponding period in fiscal 2005. The increase was due to higher cash, cash equivalents and short-term investment balances, primarily resulting from cash obtained from our common stock offering, as well as higher interest rates during the three- and nine-month periods ended March 31, 2006 compared to the corresponding periods in fiscal 2005.

     Interest expense increased to approximately $318,000 for the three-month period ended March 31, 2006 from approximately $2,000 in the corresponding period in fiscal 2005 and increased to approximately $482,000 for the nine-month period ended March 31, 2006 from approximately $27,000 for the corresponding period in fiscal 2005. The increase was due to the Gaithersburg facility lease obligation more fully described below.
     Minority interest decreased to approximately $(5,000) for the three-month period ended March 31, 2006 from approximately $71,000 in the corresponding period in fiscal 2005, and decreased 61% to approximately $111,000 for the nine-month period ended March 31, 2006 from approximately $287,000 for the corresponding period in fiscal 2005. Minority interest represents the Digene do Brasil LTDA minority partner’s share of the equity and earnings of the subsidiary.
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
     The Company’s provision for income taxes recorded for the nine months ended March 31, 2006 and the benefit for income taxes recorded for the nine months ended March 31, 2005 are based on an estimated annual effective tax rate. Items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign losses not benefited, certain non-deductible expenses, and research and development tax credits. We project income tax expense despite net losses from European operations as losses from European operations cannot be used to offset net income generated from U.S. operations.
     At March 31, 2006, we had two stock-based employee compensation plans, one stock-based non-employee compensation plan, and one stock-based director compensation plan, which are described more fully in Note 6 of the Notes to our Consolidated Financial Statements included in this Form 10-Q Report. Prior to July 1, 2005, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (”Statement 123(R)”), using the modified-prospective-transition method.

     Under the modified-prospective-transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, our income before income taxes and net income for the three- and nine- month periods ended March 31, 2006, is approximately $1,411,000 and $4,193,000 lower, respectively, than if we had continued to account for shares-based compensation under Opinion 25. Both basic and diluted earnings per share for the three-month period ended March 31, 2006 would have been $0.07, if we had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.05. Basic and diluted earnings per share for the nine-month period ended March 31, 2006 would have been $0.34 and $0.33, respectively, if we had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.25 and $0.25, respectively. Total compensation cost related to nonvested awards not yet recognized is expected to be approximately $6,770,000 over a weighted-average life of approximately two years.
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
Liquidity and Capital Resources
     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $56,884,000 at March 31, 2006. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At March 31, 2006, we had cash, cash equivalents and short-term investments aggregating approximately $132,378,000. We had positive cash flows from operations of approximately $12,171,000 for the nine month period ended March 31, 2006 compared to cash used in operations of approximately $3,281,000 for the corresponding periods in fiscal 2005. The positive cash flows from operations for the nine month period ended March 31, 2006 included $7.5 million in payments to Georgetown, further described below.
     Net cash used in investing activities for the nine month periods ended March 31, 2006 of approximately $100,626,000 included $92,427,000 of net sales and maturities of short-term investments, some of which was used to pay patent litigation settlement expenses of $7.5 million, as more fully described below, partially offset by approximately $3,566,000 of capital expenditures. Through fiscal 2007, we expect to spend up to $7.0 million of working capital as we further expand our warehouse capacity at our Gaithersburg facility.
     On November 15, 2005, we and Armonk Partners, our principal stockholder, entered into an Underwriting Agreement with J.P. Morgan Securities Inc., as representative of the underwriters identified therein (the “Underwriting Agreement”) to offer for sale up to 2,000,000 shares of Common Stock by us and up to 1,000,000 shares of Common Stock by Armonk Partners. The Underwriting Agreement contained an option granted to the underwriters to offer for sale up to an additional 450,000 shares of

Common Stock (300,000 shares by us and 150,000 shares by Armonk Partners) to cover over-allotments, if any. The initial public offering, pursuant to our effective shelf registration statement, closed on November 18, 2005 with the sale of all initially offered shares of Common Stock. On December 14, 2005, the sale of the shares subject to the over-allotment option was closed following the exercise in full by the underwriters of the over-allotment option. Our net proceeds from the public offering, after deal expenses of approximately $457,000 and underwriters’ commissions, were approximately $60,079,000.
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
     We lease a facility in Gaithersburg, Maryland, comprising a total of 111,000 square feet for our corporate headquarters and manufacturing operations pursuant to a Lease Agreement dated March 2, 1998 between Digene and ARE-Metropolitan Grove I, LLC, as landlord (the “Landlord”), as amended (the “Lease”). On November 15, 2005, we executed the Fourth Amendment to Lease (the “Amendment”). The Amendment provides for us to expand the rented premises to 143,585 rentable square feet. The additional space will be used for manufacturing and research and development space. Under the Amendment, we and the Landlord are contributing financing to fund the expansion construction and outfitting, for which construction is expected to be substantially completed by September 20, 2006. In addition, the initial term of the Lease has been extended until ten years after the earlier of substantial completion of the expansion work or September 20, 2006.
     We had historically accounted for the Lease as an operating lease. Under the Amendment we are responsible for a portion of the construction costs and are deemed to be the owner of the Gaithersburg facility for accounting purposes during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” During the quarter ended December 31, 2005, upon execution of the Amendment, we capitalized $21.4 million to record the estimated fair value of the current building facility on our books with a related lease obligation of approximately $19.7 million. In accordance with accounting guidance the portion of the Lease related to ground rent will continue to be treated as an operating lease. Amounts paid by us for the construction have been recorded as construction in progress. Upon completion of construction, the Lease will not qualify for sale-leaseback treatment in accordance with Statement of Financial Accounting Standards No. 98, “Accounting for Leases”, and we will, accordingly, continue to record the existing facility and expanded area as a capital asset. In addition, amounts paid for the expansion by the Landlord will increase the lease obligation as the project is funded. This change in accounting treatment has no impact on our cash flow or total expense over the Lease term; however, it results in the acceleration of expense from the latter years of the Lease to the earlier years of the Lease. The impact of this acceleration on fiscal 2006 pre-tax earnings is approximately $700,000.
     We anticipate that our working capital requirements will increase moderately for the foreseeable future due to the investment necessary to expand our Gaithersburg facility, as well as increasing accounts receivable as a result of expected revenue growth. We have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect our existing capital resources will be adequate to fund our operations for the foreseeable future. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products; the effectiveness of our sales and marketing activities; our progress in product development efforts and the magnitude and scope of such efforts; our success in increasing and maintaining customer relationships; our ability to receive additional regulatory approvals for our product offerings; the cost and timing of expansion of our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the amount of funds we may utilize for acquisitions of other companies or technologies; and competitive market developments. To the extent that our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, which could include public offerings of our securities using our effective shelf registration statement, strategic alliances with corporate partners and others, or through other sources. Other than an equipment leasing facility with ePlus Group, Inc., for which we have used approximately $664,000 of a $1,000,000 total commitment, and the facility Lease Amendment, we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations would be materially adversely affected.
     We have summarized below our material contractual obligations as of March 31, 2006 (in thousands):

		Less Than	One to Three	Four to Five
Contractual Obligations	Total	One Year	Years	Years	After Five Years
Long-term debt	$596	$117	$479	$—	$—
Operating leases	2,016	829	1,008	179	—
Purchase obligations	1,753	1,476	277	—	—
Gaithersburg lease obligation	46,066	6,196	11,828	8,323	19,719
Minimum royalty payments	13,325	2,825	10,500	—	—

Total contractual cash obligations	$63,756	$11,443	$24,092	$8,502	$19,719

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three- and nine-month periods ended March 31, 2006 and 2005, respectively. Interest rate exposure is primarily limited to the $132.4 million of cash, cash equivalents and short- and long-term investments owned by us. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.
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
In the course of this litigation, Ventana and Beckman Coulter filed motions seeking to compel arbitration of our claims against them. After a bench trial, the Court issued an order that Beckman Coulter has a right to arbitrate our claims against it, but that Ventana does not. The Court, as a matter of judicial economy, has stayed the proceedings against Ventana pending the outcome of the arbitration between us and Beckman Coulter. On December 23, 2004, we submitted a demand for arbitration against Beckman Coulter with the American Arbitration Association. Ventana subsequently petitioned the arbitration panel to participate in the arbitration. The petition was denied. The arbitration hearing between Digene and Beckman Coulter occurred on March 13-16, 2006. The parties provided post-hearing briefs to the arbitration panel on April 17, 2006.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1 ! *	Form of Employment Agreement, as amended, between Digene and each of Evan Jones and Charles M. Fleischman.

10.2 ! *	Form of Employment Agreement, as amended, between Digene and each of the executive officers listed on Exhibit 10.2(a).

10.2(a) ! *	Schedule of executive officers of Digene entering into Employment Agreement, as amended, with Digene.

10.3 ! *	Form of Change in Control Employment Agreement, as amended, between Digene and each of Evan Jones and Charles M. Fleischman.

10.4 ! *	Form of Change in Control Employment Agreement, as amended, between Digene and each of the executive officers listed on Exhibit 10.4(a).

10.4(a) ! *	Schedule of executive officers of Digene entering into Change in Control Employment Agreement, as amended, with Digene.

31.1 *	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2 *	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32 *	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

!	Represents a management contract.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date:	May 9, 2006	By:	/s/ Charles M. Fleischman

Charles M. Fleischman
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2006	By:	/s/ Joseph P. Slattery

Joseph P. Slattery
Senior Vice President, Finance and
Information Systems
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1 ! *	Form of Employment Agreement, as amended, between Digene and each of Evan Jones and Charles M. Fleischman.

10.2 ! *	Form of Employment Agreement, as amended, between Digene and each of the executive officers listed on Exhibit 10.2(a).

10.2(a) ! *	Schedule of executive officers of Digene entering into Employment Agreement, as amended, with Digene.

10.3 ! *	Form of Change in Control Employment Agreement, as amended, between Digene and each of Evan Jones and Charles M. Fleischman.

10.4 ! *	Form of Change in Control Employment Agreement, as amended, between Digene and each of the executive officers listed on Exhibit 10.4(a).

10.4(a) ! *	Schedule of executive officers of Digene entering into Change in Control Employment Agreement, as amended, with Digene.

31.1 *	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2 *	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32 *	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

!	Represents a management contract.

*	Filed herewith.