Form 10-K
period 2006-06-30
DIGENE CORP
filed 2006-09-12
CIK 1011582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $584,088,850. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 31, 2005.
     As of September 7, 2006, 23,591,984 the registrant’s Common Stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference in this Report on Form 10-K:
     1) The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

 i

PART I
ITEM 1. BUSINESS
Overview
     We develop, manufacture and market our proprietary gene-based diagnostic tests for the screening, monitoring and diagnosis of human diseases. Our primary focus is in women’s cancers and infectious diseases. We have applied our proprietary Hybrid Capture® technology to develop a successful diagnostic test for human papillomavirus (HPV), which is the primary cause of cervical cancer and is found in greater than 99% of all cervical cancer cases. Our HPV testing products, which are the only Food and Drug Administration (FDA)-approved tests for the detection of HPV, are each a reproducible, objective test for the primary cause of cervical cancer. We have created, and are continuing to expand, the worldwide market for HPV testing.
     Our patented Hybrid Capture platform has been optimized for high-throughput, cost-effective cervical cancer screening and other gynecologic applications. Hybrid Capture is a signal amplification technology that combines the convenience of a direct probe test with the sensitivity of an amplification test, requires minimal sample preparation and provides objective test results.
     In creating the worldwide market for HPV testing we have focused our activities on four aspects of the market: seeking FDA approval for our products, supporting the clinical validation of HPV testing, including pursuit of clinical practice guidelines from recognized professional associations, educating healthcare professionals and womens’ health leaders as to the benefits of HPV testing, and seeking reimbursement approval for the use of our tests, both in the United States and internationally. We continue to focus our activities on increasing access to and use of our HPV test products in the United States and internationally.
     In fiscal 2006, revenue from our HPV testing products was approximately $134,361,000.
     Our goal is to become a global leader in gene-based testing systems for women’s cancers and infectious diseases. Our strategy is to leverage both our position as a pioneer in the HPV testing market, and our Hybrid Capture technology to develop additional tests for the early detection of disease. We have established relationships with clinical laboratories, physicians and other healthcare professionals, developed primarily through our HPV test product marketing efforts, which will help us sell our products.
     For the future, we intend to focus our activities in the following four areas:
•	building our U.S. HPV testing business to increase our share of the potential market

•	capitalizing on international opportunities for HPV testing in Europe and the rest of the world

•	investing in research and development of our next generation products

•	building our pipeline and portfolio of diagnostic tests through in-licensing and acquisitions
     In addition to our HPV test products, our diagnostic test product portfolio includes gene-based tests for the detection of chlamydia (CT), gonorrhea (GC), cytomegalovirus (CMV) and hepatitis B virus (HBV). We also develop and sell to clinical laboratories the equipment, instrumentation and accessories used to perform clinical specimen testing with our diagnostic tests, including the Rapid Capture® System, an automated specimen processing system. During fiscal 2006 we also acquired the exclusive rights to market and distribute the Signature® cystic fibrosis (CF) screening products being developed by Asuragen, Inc.
Recent Developments
     In June 2006, we announced that Evan Jones, our Chairman and Chief Executive Officer, will be retiring from Digene during fiscal 2007 after selection of a new Chief Executive Officer. Mr. Jones will remain as a member of our Board of Directors through 2008. In August 2006, we announced that Charles Fleischman, our President, Chief Operating Officer, Chief Financial Officer and a director has resigned from such offices, with the effective date of his resignation as Chief Financial Officer on October 1, 2006, and his resignation from the other offices and as a director on October 31, 2006. On October 1, 2006, Joseph P. Slattery will become Chief Financial Officer. He is currently our Senior Vice President, Finance and Information Services.
     The Nominating and Corporate Governance Committee of our Board of Directors is serving as a search committee for candidates for our Chief Executive Officer position. The committee has retained SpencerStuart, an executive search firm, to assist in the identification of candidates for such position.
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

     The following tables describe the diagnostic test kit products and principal instrumentation we market and sell, and our products in development.
Diagnostic Test Kits:

Product	Target	Market	Marketed Since
The Digene HPV Test (hc2 High-Risk HPV DNA Test) (1)(2)	HPV	Worldwide	2000 in U.S. (from June 2003 as the “DNAwithPap Test” also known as the hc2 High-Risk HPV DNA Test) July 2003 in Europe

hc2 HPV Test (3)	HPV	Worldwide	1995

hc2 CT Test	Chlamydia	Worldwide	1998 in Europe; 1999 in U.S.

hc2 GC Test	Gonorrhea	Worldwide	1999

hc2 CT/GC Test	Chlamydia and Gonorrhea from same sample	Worldwide	1999 in Europe; 2000 in U.S.

hc1 CMV Test	Cytomegalovirus	U.S., Asia/Pacific (4)	1998

hc2 HBV Test	Hepatitis B virus	Asia, primarily Korea; U.S. (4)	1995
Instrumentation and Accessories:

Product	Market	Marketed Since:
Rapid Capture System	U.S., Europe	May 2004 in U.S.; March 2005 in Europe

Hybrid Capture Microplate System	Worldwide	1995
Products in Development:

Product	Description
hc4	Fully automated screening and genotyping platform. Development work ongoing.

HPV genotyping products	Potential uses of these products include HPV genotyping in connection with HPV vaccines and revised patient care management. First product launched in fiscal 2006; others expected to be available over the next few years.

Automated sample preparation processor	Automates the front-end processing of relevant types of cervical specimens from ThinPrep® PreservCytTM Solution (Cytyc Corporation). Expected commercial launch in calendar 2007.

Signature® Cystic Fibrosis tests (5)	Molecular diagnostic tests for Cystic Fibrosis. Expected FDA submission in fiscal 2007.

FAST HPV Test	HPV screening test for use in resource-constrained countries being developed by Digene under the product development and commercialization agreement with PATH.

(1)	Detects high-risk HPV types only.

(2)	Outside of the United States, this test is marketed under the name DNAPap and in this Form 10-K when we refer to “The Digene HPV Test” we also mean the DNAPap Test.

(3)	Detects high-risk and low-risk HPV types.

(4)	In December 2003 we ceased all marketing and sales in Europe and Canada of our diagnostic test products for cytomegalovirus and Hepatitis B virus, and in June 2005 we ceased sales of the hc2 HBV Test in the United States.

(5)	In March 2006 we entered into an exclusive worldwide agreement with Asuragen, Inc. to market and distribute Asuragen’s Signature Cystic Fibrosis screening products.
     Our HPV Tests. There are more than 70 distinct HPV types, approximately 23 of which are specific to the female genital tract. HPV types that infect the genital tract can be divided into two categories, high-risk and low-risk, which indicate the relative chances of developing cervical cancer. Cancer-causing HPV types have been found in more than 99% of cervical cancers.
     Our hc2 HPV Test contains individual RNA probes that are mixed into cocktails of the thirteen most significant cancer-causing, high-risk papillomavirus types (types 16, 18, 31, 33, 35, 39, 45, 51, 52, 56, 58, 59 and 68), and low-risk HPV types which are not linked to the development of cervical cancer (types 6, 11, 42, 43 and 44). The Digene HPV Test contains individual RNA probes of the thirteen most significant cancer-causing, high-risk HPV types. Each of our HPV test products use a signal amplification process to detect small amounts of the HPV DNA collected from the cells of the cervix. Each test kit consists of RNA probes to specific HPV types, antibodies, detection reagents and a 96-well microplate coated with antibodies.
     Each of our HPV test products is prescribed by a gynecologist or other healthcare professional. The healthcare professional collects the specimen by inserting a collection brush into the cervix, rotating the brush to collect cells, removing it and placing it into a transport tube device. The device is then sent to the laboratory, where it is processed and tested with our test kits by a lab technician and specialized software programs provided with our Hybrid Capture 2 systems to generate qualitative patient test results indicating presence or absence of HPV DNA in the cervical specimen. The laboratory subsequently reports these test results to the physician using standard reporting procedures and the physician advises the woman of the test results and the appropriate follow-up action or treatment, if any. The entire process can be completed in one day but is typically performed in two to three days. When our test is used with an FDA-approved liquid-based Pap test, the entire process is the same except that only one specimen is collected for both our HPV test and the Pap test, permitting the laboratory to perform HPV testing without the need for additional specimen collection.
     Since infection with HPV is necessary for the development of essentially all cervical cancer, testing with our HPV test products identifies women at high risk for the development of cervical disease and cervical cancer. This predictive nature of HPV testing permits healthcare professionals to classify women who test negative for HPV as being unlikely to develop cervical disease in the foreseeable future. Such classification may safely permit increased screening intervals, within the current guidelines, for such women, saving costs for the healthcare provider and permitting the allocation of resources to those women who currently have cervical disease or are at significant risk for developing cervical disease in the future.
     We believe the higher clinical sensitivity and negative predictive value (the measure of how often a negative test result correctly identifies the absence of disease) of our HPV tests may reduce the overall patient management costs and eliminate costs associated with late diagnosis of disease, equivocal test results and false negative diagnoses. This potential for cost reduction arises because the higher accuracy reduces the need for follow-up exams, allows healthcare resources to focus on patients who have, or are at an increased risk of developing disease and minimizes the expenditure of resources on those patients at least risk.

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
     Our chlamydia and gonorrhea tests are prescribed and performed by a gynecologist or other healthcare professional using the same methods used to perform our HPV tests. We have the only test cleared by the FDA (our hc2 CT/GC Test) for the simultaneous detection of chlamydia and gonorrhea infections from a single patient sample from which HPV may also be detected using our HPV tests. We believe the ability to perform multiple tests from a single patient specimen provides greater convenience to patients and their physicians and reduces healthcare costs by decreasing the frequency of patient visits and testing. Clinical studies on women have indicated that our hc2 CT Test is capable of detecting chlamydia in up to 98% of the cases in which the bacterium is present and our hc2 GC Test is capable of detecting gonorrhea in up to 92% of the cases in which the bacterium is present. We also offer our hc2 CT/GC Test which can be used to test for both infections from the same sample, needing only to confirm the presence of chlamydia and/or gonorrhea by follow-up testing of CT/GC positive specimens with our hc2 CT Test and hc2 GC Test.
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
     Our Instrumentation and Accessory Products. We manufacture, or have manufactured for us, instrumentation and accessories for performing our tests in clinical laboratories. For our hc1 and hc2 tests, we offer a manual Hybrid Capture system that includes a DML 2000 luminometer, plate washers, microplate heaters and additional accessories. We also offer our Rapid Capture System, which is an automated pipetting and microplate handling platform developed for high volume diagnostic testing using our Hybrid Capture technology. In 2001 we received FDA clearance for use of the Rapid Capture System with our diagnostic tests for chlamydia and gonorrhea and in May 2004 we received FDA approval for use of the Rapid Capture System for HPV testing. Using our Rapid Capture System, a single laboratory technician can perform over 350 tests in a single laboratory shift. Our HPV test products are approved, and our chlamydia and gonorrhea tests products are 510(k)-cleared, by the FDA for use with the Rapid Capture System.

     Our Products in Development. Please see below under the headings “Research and Development of Next Generation Products” and “In-Licensing and Acquisitions” for a description of our products in development.
Cervical Cancer Screening
     Traditional Diagnostic Testing in Cervical Cancer Screening. Worldwide, cervical cancer affects over 400,000 women annually and, after breast cancer, is the second most common malignancy found in women. The treatment of cervical cancer after it reaches the advanced stage may require chemotherapy, radiation treatment or surgery, including hysterectomy. If detected in the precancerous stage, a vast majority of cervical cancer cases are preventable. In the United States, there are approximately 10,000 newly diagnosed cases of cervical cancer per year. The United States has a relatively low incidence of cervical cancer due to widespread use of cervical cancer screening methods and significant expenditures on screening infrastructure, which includes sophisticated laboratory facilities, highly trained cytotechnologists and extensive regulatory oversight. Nonetheless, approximately 3,700 women in the United States die annually of this preventable disease. Outside the United States, limited resources and underdeveloped or non-standardized testing infrastructure often lead to underdiagnosis of cervical disease, resulting in a significantly higher incidence of cervical cancer.
     Pap tests have been the principal method for cervical cancer screening since the 1940s. Between 50 and 55 million Pap tests are performed annually in the United States, and we believe that an additional 60 to 100 million are performed annually in the rest of the world. Pap test results fall into three broad categories: normal, abnormal and equivocal, or ASC-US (Atypical Squamous Cells of Undetermined Significance). An equivocal classification is given to Pap test results that cannot be definitively classified as either normal or abnormal; this classification occurs in approximately 5% to 7% of all cases.
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
     HPV Testing in Cervical Cancer Screening. In 1999, the Journal of Pathology reported that HPV, a sexually transmitted virus, is the primary cause of cervical cancer and that 99.7% of cervical cancers contain cancer-causing HPV. Persistent infection with cancer-causing HPV types is a necessary precursor to virtually all cervical cancer. A positive HPV test result is more meaningful with increasing age because HPV infection is more likely to be persistent in more mature women. Clinical studies have shown that approximately 20% of women age 30 and older with cancer-causing HPV have high-grade cervical disease. Additionally, women age 30 and older with persistent HPV infection and who do not have cervical disease are at significant risk of developing cervical disease in the future.
     In 2002, the Journal of the American Medical Association, (JAMA), published Consensus Guidelines recommending testing for HPV in the management of women with ASC-US Pap test results. These “2001 Consensus Guidelines” were sponsored by the American Society for Colposcopy and Cervical Pathology (ASCCP), and state that for managing women with ASC-US results, HPV testing is the “preferred approach” when it can be performed directly from a liquid-based Pap test, also known as “reflex” HPV testing, or when the HPV testing specimen can be collected during the initial office visit. Since the publication of these guidelines in 2002, we believe that the use of HPV testing as a follow-up to an ASC-US Pap test result has become the standard of care and that HPV testing is used in approximately 75% of such cases in the United States.
     In July 2003, the American College of Obstetricians and Gynecologists (ACOG) published recommendations for cervical cancer screening that include the use of an FDA-approved high-risk HPV DNA test for women age 30 and older. The Digene HPV Test is the only FDA-approved high-risk HPV DNA test. In April 2005, ACOG issued a “Level A” designation – ACOG’s highest level of recognition – that HPV testing together with a Pap test is more sensitive than a Pap test alone.
     We believe The Digene HPV Test, when used in conjunction with the Pap test for women age 30 and over, or as a follow-up to an equivocal Pap test for women independent of age, enhances cervical cancer screening by overcoming the shortcomings of the Pap test alone. The Digene HPV Test:
•	demonstrates increased clinical sensitivity for high-grade cervical disease, thereby increasing the number of women correctly diagnosed with disease;

•	detects the presence of the cancer-causing types of HPV and allows the clinician to identify women who, despite no overt signs of cervical disease, are at higher risk for developing cervical disease or cervical cancer in the future;

•	is a reproducible and objective test method that reduces or eliminates the subjectivity inherent with Pap testing; and

•	with its increased clinical performance, may also permit the healthcare professional to contain or reduce costs associated with cervical cancer screening by more accurately identifying women with cervical disease, or those who are at increased risk for cervical disease, permitting healthcare professionals to more accurately direct diagnostic screening and follow-up medical intervention.
Clinical Validation of HPV Testing in Cervical Cancer Screening
     Over the last several years, many general population screening studies using our HPV test products have been conducted by prominent medical professionals and academic and government institutions throughout the world, including the National Cancer Institute, Columbia University, Kaiser Permanente Medical Group and the Cleveland Clinic Foundation. Many of these studies assessed the usefulness of our HPV test products in comparison to the Pap test for women age 30 and older. These studies demonstrate the superior performance of our HPV test products when used for primary general population screening alone, or in combination with Pap test, to detect underlying cervical disease as compared with the Pap test alone. A meta-analysis of multiple studies published in the August 2003 Archives of Pathology and Laboratory Medicine shows that women age 30 and older who test negative for HPV and have normal Pap test results are not likely to have cervical disease currently and are at very low risk of developing cervical disease in the future. Women age 30 and older who test positive for high-risk HPV are at significant risk of developing cervical disease or cancer. A second, independently conducted meta-analysis published in the April 2006 International Journal of Cancer, comprising eleven European and North American studies involving more than 60,000 women, shows that testing for high-risk types of HPV is a consistently more sensitive tool for cervical cancer screening as compared to the Pap test alone. Other examples of published clinical validation studies have been described in our prior Form 10-K filings, which are available on the SEC’s website at www.sec.gov.
U.S. HPV Testing
     The FDA has approved two separate uses for our HPV testing products:
•	In March 2003, the FDA approved the use of our hc2 High-Risk HPV DNA® Test as a primary adjunctive screening test to be performed in conjunction with the Pap test for women age 30 and older and used as an aid in cervical cancer screening programs to assess patient risk of developing disease caused by high-risk HPV infection. We market this high-risk HPV test under a number of product names in the United States and abroad, including the DNAwithPap®, the DNAPap™ and The Digene® HPV Test. All references in this Form 10-K using these product names refer to our hc2 High-Risk HPV DNA Test.

•	In March 1999, the FDA approved the use of our hc2 HPV Test, an earlier version of The Digene HPV Test, as a follow-up to an equivocal Pap test result for women, independent of age.
     Over the last several years, and particularly in fiscal 2006, the majority of our sales and marketing investments have been directed to the launch of The Digene HPV Test in the United States for both FDA-approved indications.
     Increasing awareness of the benefits of HPV testing, including the ability to use our HPV testing products as part of an accurate assessment of the risk of developing cervical disease or cancer, is the key step in our demand-creation marketing campaign for our HPV test products. Our strategy has involved:
•	improving and refining our clinician sales organization’s effectiveness in increasing the knowledge base of healthcare professionals;

•	establishing widespread laboratory distribution for our HPV test products through direct sales programs, strategic alliances with major diagnostic companies and co-marketing programs with clinical reference laboratories;

•	continuing a direct-to-consumer advertising campaign in the United States, designed to create awareness of the HPV-cervical cancer link and the beneficial role of The Digene HPV Test;

•	investing in accredited continuing medical education (CME) programs and hospital grand rounds to build understanding of the clinical utility of HPV testing among clinicians;

•	sponsoring, or participating in, major multi-center clinical trials to establish the clinical utility and cost effectiveness of our tests;

•	promoting the presentation and publication of clinical trial results at prestigious meetings and in leading medical and healthcare journals, while communicating the results to the public and healthcare professionals;

•	working with managed care providers, national governments and reimbursement agencies to establish reimbursement; and

•	supporting women’s health advocacy groups to call for widespread use of HPV testing and to educate consumers about the benefits of such testing.
     The following table provides information regarding our revenues and assets. For further information regarding our product sales, including revenues from our principal products, our HPV test products, as well as profits and losses from operations for the last three fiscal years, see our consolidated financial statements in Item 8 of this Form 10-K.
Significant Product Revenues and Assets

	Fiscal 2004%		Fiscal 2005%		Fiscal 2006%
	($ in thousands)
Product revenues from U.S. operations	$65,655	74%	$86,928	77%	$121,392	80%
Product revenues from Non U.S. operations	23,160	26%	26,291	23%	29,436	20%
Revenues from HPV test products worldwide	74,581	84%	97,437	86%	134,361	88%
Assets located in U.S.	92,506	90%	92,654	87%	217,082	94%
Assets located outside U.S.	10,764	10%	14,191	13%	14,804	6%
     Our commercialization plan for the United States consists of five key activities, all of which progressed significantly in fiscal 2006.
     First, we continue to pursue and receive support of governmental agencies, medical societies and physician groups regarding the efficacy of HPV testing using The Digene HPV Test (DNAwithPap). Second, we have established formalized programs to co-market The Digene HPV Test with our laboratory partners to physicians and payors. Third, we have implemented physician education programs, which are driven by our physician detailing organization and third-party organizations, working independently, to educate physicians and women about the proper use of the combined tests. Fourth, we have established, and continue to work to establish, comprehensive health insurance reimbursement for our products. And fifth, we partner with women’s advocacy groups, and have continued our own direct-to-consumer awareness campaigns to educate the public about the benefits of HPV testing. These five key elements of our Digene HPV Test commercialization plan are coordinated and balanced with our overall demand creation marketing plan.
     Acceptance of our HPV and other testing products by clinical reference laboratories, hospitals and integrated health networks is key to helping to increase clinician use of our testing products. We have developed strong relationships with these important customers through a direct laboratory-focused sales force supported by internal and field-based technical and customer service representatives. At the end of fiscal 2006, we had existing contracts with the majority of the major U.S. national and regional reference laboratory providers, and estimate that more than 300 clinical laboratories in the United States provided testing using our HPV, chlamydia, gonorrhea and cytomegalovirus testing products. The largest laboratory providers in the United States, such as Quest Diagnostics and Laboratory Corporation of America (LabCorp), all have active programs for automatic (or “reflex”) HPV testing for women with equivocal results from specimens collected using Cytyc Corporation’s ThinPrep Pap® Test. In addition, several national and regional reference and hospital clinical laboratories are actively working to build awareness of the clinical value of primary HPV testing with a Pap test in women age 30 and over.
     To enhance the knowledge base of clinicians and to provide for physician-directed marketing of our products, in May 2003 we entered into an agreement with PDI, Inc. (“PDI”), under which PDI established a Digene sales organization dedicated to educating U.S. physicians, nurses and other healthcare professionals about the benefits of The Digene HPV Test. Under the PDI agreement, our sales force grew from 32 sales professionals in fiscal 2003 to 64 sales professionals and seven field-based managers in 2005. Beginning in fiscal 2005 we assumed responsibility for the direct management of this sales team, by hiring the managers and all of the representatives, a process we completed during fiscal 2006. Our sales force, as of June 30, 2006, consisted of 63 sales professionals and seven field-based managers. The efforts of our sales force are supplemented by a diverse educational-outreach program. In fiscal 2006, approximately 8,000 practicing clinicians participated in one or more Digene-sponsored CME and/or grand round programs. In fiscal 2007, we plan to continue these activities.
     Our ability to secure adequate reimbursement from government and third-party payors is an important element of our sales and marketing plan. In the United States, all of our FDA-approved products have some level of reimbursement coverage for their FDA-approved indications. This has been supported by the American Medical Association, which assigned specific Current Procedural Terminology (CPT) codes – necessary for reimbursement – for HPV testing. The Centers for Medicare and Medicaid Services also has established Medicaid and Medicare reimbursement for our HPV test products. In terms of indication, coverage for HPV testing as a follow-up test for equivocal Pap results is estimated at 80% penetration. Coverage for HPV primary screening testing in women age 30 and older, in conjunction with a Pap test is available from payors that provide health insurance to an estimated 225 million “covered lives” in the United States. Our effort to extend access to HPV testing has been helped by Women in Government, a bipartisan, non-profit organization representing the nation’s more than 1,600 elected state-level women legislators, which in 2004 launched a 10-year campaign to eliminate cervical cancer. Women in Government is supporting initiatives by state legislators to introduce and pass bills and resolutions calling for greater education and access to new technologies such as HPV testing. By the end of fiscal 2006, 39 of these laws and resolutions had passed, including five that call for mandated coverage of primary HPV testing.
     In March 2005, we launched a direct-to-consumer (DTC) advertising campaign designed to educate women about the link between HPV and cervical cancer and the availability of The Digene HPV Test. To date, the DTC campaign has included advertisements placed in nine national magazines and a 30-second television ad aired in ten major metropolitan markets — Atlanta, Baltimore, Philadelphia, Boston, Chicago, Houston, Dallas, New York City, San Francisco and Washington, D.C. We believe, based on our product ordering patterns, that our DTC campaign has been successful in increasing awareness among women in the targeted markets about the benefits of HPV testing and has had a direct impact on the increase of orders by clinical laboratories. We plan to continue the DTC campaign during fiscal 2007 — the extent of the campaign will be determined on a quarter-by-quarter basis.
     We are also analyzing and planning for the impact HPV vaccines will have on the HPV testing market. In June 2006, Merck & Co., Inc. received FDA approval for its HPV vaccine product, and is now in the process of launching its marketing campaign in the U.S. to clinicians and consumers. GlaxoSmithKline has an HPV vaccine product candidate in the FDA approval process. We expect that there will be an increased awareness of the causal link between HPV infection and the risk of developing cervical cancer as a result of these marketing campaigns. Even with the availability of HPV vaccines, we believe the need for HPV testing and screening will remain for the foreseeable future because the vaccines do not cover all cancer-causing HPV types, and the vaccines are approved for women younger than the approved population for adjunctive screening. There may also be a use for pre- or post-vaccination HPV testing; such use will need to be determined through additional clinical research. We believe our HPV technologies, including our HPV genotyping products in development, position us to be a leader in such HPV testing.

International Markets
     Internationally, we continue to make progress in increasing the market penetration of our HPV testing products in cervical cancer screening programs throughout Europe, Latin America, and the Asia/Pacific region. In such markets we sell The Digene HPV Test under the DNAPap test trademark. We have direct, company-controlled sales operations in Europe and Brazil, and also make extensive use of independent distributors in other international markets. In fiscal 2006, we increased overall international revenue from our HPV test products by approximately 12% over the prior year.
     We have established reimbursement for HPV (triage) testing in major European countries and continue to work towards our goal of establishing available reimbursement for HPV primary stand-alone screening. We have also established reimbursement for our marketed products in major European countries, Mexico, Brazil, Australia and major Asian countries. We also work with our distribution networks in smaller markets to establish reimbursement from third-party payors in their respective territories, and with government and ministry officials to establish appropriate reimbursement coverage for our marketed products.
     As we continue to grow the international sales of our products, we anticipate that changes in the rate of exchange for foreign currencies into U.S. dollars may have an adverse impact on our revenues.
     Europe. We believe that approximately 45 to 55 million Pap tests are performed annually in Europe, and that cervical cancer screening using stand-alone HPV testing has potential for more widespread acceptance. In fiscal 2002 we made the decision to establish our own sales, marketing, distribution, warehousing and customer support infrastructure in Europe for the sale of our HPV test products. Since that time, we have established Digene subsidiaries in Germany, France, Italy, Spain, the United Kingdom and Switzerland, which currently sell our products into 13 European countries. We also have established an extensive, third-party distributor network that markets our products in 25 additional countries in Europe, the Middle East and Africa.
     In the European market we face a number of challenges including: the lack of clinical guidelines and/or government public funding for HPV primary screening; strong resistance from some current participants in the pathology, cytology and gynecology infrastructure to HPV testing; limited reimbursement in certain countries; and competition from emerging, non-validated technologies. Although we sustained losses from our European operations as a whole in fiscal 2006, we believe the transition from a distributor sales model to a combination of Digene-managed direct sales and a third-party distributor network under company control will be a key to accelerating our market penetration in the future. This approach should allow for better control of our marketing programs, higher test kit margins and improved customer support. In addition, we believe that progress in Europe will be driven by our coordinated sales and marketing programs, which include comprehensive physician and laboratory marketing and education, continued support of primary screening trials, public awareness campaigns and lobbying public health and government contacts for acceptance and funding of HPV primary screening.
     As part of an ongoing effort, we are involved in several clinical studies throughout Europe designed to demonstrate the clinical utility of HPV testing for primary screening. In June 2006, a large randomized study of more than 33,000 women was published in the Journal of the National Cancer Institute by Ronco et al. The study, which was funded in part by the European Union and The Italian Ministry of Health, demonstrated that The Digene HPV Test was approximately 40% more sensitive than conventional cytology, and approximately 30% more sensitive than liquid cytology, for the detection of high grade cervical disease and cancer. We are aware that a similar study (called ARTISTIC) of 24,500 women is underway in the United Kingdom. Initial data have been published showing that The Digene HPV Test detected 96% of high-grade cervical disease and cancers. The authors concluded that HPV testing is practicable as a primary routine screening test. Another example of our progress in Europe is the January 2006 announcement by Deutsche BKK, a major public-health insurance provider in central Germany, of the decision to implement the first cervical cancer screening program in the Wolfsburg region. The protocol being used for this screening requires the use of The Digene HPV Test as an adjunct to cytology for all women 30 years of age and older.
     Latin America. In Brazil, we market our products directly through our majority-owned subsidiary, Digene do Brasil LTDA. The products we market include our gene-based diagnostic test products and our proprietary Universal Collection Medium (UCM™), which enables both cytology and HPV DNA testing to be done from one patient sample. This product was launched in 2002. In other countries in Latin America we contract with specific distributors to sell our products. We first began to market our products in these regions during 2003. Our primary markets are Mexico, Colombia and Costa Rica and secondary markets include Peru, Argentina, Chile, Ecuador, and Venezuela.
     We believe we have potential for growth in Latin America, due to the high cervical cancer rates in the population, the key relationships we are building with governments in various countries, a growing government awareness that current methods of detection are not successful in the population, and the lack of alternative HPV testing products. The challenges we face include the lack of direct control that results from reliance on distributor relationships, the cost of our test compared to conventional cytology and colposcopy, the lack of general consumer awareness about HPV, a lack of screening infrastructure, and the reluctance of distributors and laboratories to invest in instrumentation.
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
     Historically, the Asia/Pacific region suffers from a lack of screening infrastructure and cytology expertise. The female population is becoming increasingly aware of the benefits of cervical cancer screening. Alternatives, including liquid cytology and polymerase chain reaction (PCR) HPV testing, are becoming available in the Asia/Pacific region. We have implemented a series of programs and activities focused on key markets in this region and intend to coordinate speaker programs to help increase awareness of HPV testing and its advantages, to conduct focused lobbying activities along with direct government contact, and may explore direct-to-consumer activities and educational events. There also are opportunities in the region for sales of our tests for chlamydia and gonorrhea.
Research and Development of Next Generation Products
     One of our key goals is to continually expand our core technology and expertise in molecular diagnostics in order to remain at the forefront of DNA testing for infectious diseases and to capture new high-growth and high-margin market opportunities. To achieve this goal, we have invested aggressively in research and development and particularly in clinical trials to validate the performance of our products, product candidates and new indications for our products.

     Our core research efforts for next generation technologies include research programs for improved molecular diagnostic assay systems for detection of HPV and other targets in the area of women’s cancers and infectious diseases, and research on our next generation nucleic acid detection technology. During fiscal 2006, our research and development activities were concentrated on platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focused on four areas: (1) core research efforts for next generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) support of regulatory submissions seeking approval to market our existing products with procedural improvements and/or for additional uses and indications in the U.S. and abroad. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.
     We are developing HPV genotyping products, the first of which was introduced in 2006, and others of which are planned for commercialization over the next few years. We believe HPV genotyping products provide healthcare professionals with additional diagnostic assistance for women with HPV positive, Pap test negative results. HPV genotyping products allow the clinician to determine the presence of the specific HPV type, which allows for more specific assessment of the risk of developing cervical disease.
     In 2003, we entered into a collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) to develop a rapid-batch HPV test product for resource-constrained countries and that program is ongoing. In conjunction with PATH, we jointly fund the efforts subject to certain maximum funding obligations and we perform the product development and commercialization activities. We expect to have a prototype for initial clinical evaluation during calendar 2006.
     Product development activities are currently focused on simplifying and improving the efficiency of cervical specimen processing procedures and thereby increasing Hybrid Capture 2 assay throughput; these development efforts include a new batch preparation method for processing liquid-based cytology specimens for Hybrid Capture testing. In support of this new method, we collected data supporting a pre-market approval supplement (PMAS) for hc2 HR HPV testing of ThinPrep® PreservCytTM Solution (Cytyc Corporation) specimens processed with this new method; the PMAS was submitted to the FDA on June 30, 2006. Work is also progressing on a specimen preparation system which automates the front-end processing of relevant types of cervical specimens. This specimen preparation system is being developed to provide clinical laboratories with a streamlined means to prepare samples for transfer to our Rapid Capture System and is expected to be commercialized in calendar 2007.
     We remain active in our efforts to expand HPV testing capabilities for additional liquid-based cytology media, including the SurePathTM collection and preservative medium (TriPath Imaging). The FDA review process is ongoing with regard to TriPath Imaging’s PMAS supporting the use of SurePath specimens with the hc2 HR HPV Test that was submitted to the FDA in December 2005, and TriPath Imaging is responding to the FDA’s request for information. Other activities relevant to this program continue as part of the collaboration between Digene and TriPath Imaging.
     We spent approximately $10,744,000, or 12% of total revenues, $12,964,000, or 11% of total revenues, and $17,922,000, or 12% of total revenues, on research and development in fiscal 2004, 2005 and 2006 respectively.

     In-Licensing and Acquisitions
     We continually explore opportunities to acquire related businesses or in-license products or technologies. Our activities in this area are primarily focused on women’s health and molecular diagnostics companies, products and technologies that can leverage our global distribution infrastructure, expand the product offerings for our laboratory and physician sales force in the United States, or provide additional targets for our next-generation nucleic acid detection technology platform.
     In May 2005, we signed a license agreement with Luminex Corporation under which we acquired non-exclusive worldwide rights to commercialize certain in vitro clinical diagnostic tests using Luminex’s xMAP® multiplex liquid bead-based array technology, which enables testing for multiple markers or diseases at a single time. We believe this license agreement marks an important milestone in the development of our hc4 platform. For example, one of our HPV genotyping products in development is a Luminex-based multiplex genotyping test for up to 19 HPV types employing a modified configuration of our GP5+/6+ primers, and we intend to use the xMAP technology with respect to the Asuragen Signature Cystic Fibrosis products described below.
     To continue expanding our product portfolio offerings, in March 2006 we entered into an exclusive, worldwide agreement with Asuragen, Inc. to market and distribute Asuragen’s Signature Cystic Fibrosis (CF) screening products. Under the agreement, we have the exclusive rights to market and distribute Asuragen’s Signature CF products worldwide. In addition, Asuragen will develop, for our exclusive distribution, the next generation CF test, Signature CF Expand, which expands the mutation panel to include ethnic-specific mutations that can be adapted for use in carrier screening and may find additional utility for neonatal and newborn testing. We will have the right of first refusal on future genetic test products developed by Asuragen. The Signature products utilize the Luminex xMAP technology.
     Cystic fibrosis is the most common autosomal recessive disease in the Caucasian population with a prevalence estimate of 1 in every 2,500 to 3,300 live births. In April 2001, the American College of Medical Genetics and ACOG issued statements and developed guidelines for population CF carrier screening. Those guidelines include recommendations for genetic screening for CF mutations should be offered to identify carriers among adults with a positive family history of CF, partners of individuals with CF, women planning a pregnancy and women seeking prenatal care.
     We believe that the Signature CF screening products represent an important and useful addition to our portfolio offerings to the OB/GYN healthcare professionals targeted by our sales force professionals and to our laboratory partners. In fiscal 2007, we anticipate that Asuragen will conduct the clinical trials necessary to support the submission of a 510(k) pre-market notification to the FDA.
     On June 30, 2006, we entered into a non-exclusive sublicense agreement with Abbott Laboratories pursuant to which we obtained sublicense rights in the field of human in vitro diagnostics under U.S. Patent No. 5,582,989 and foreign counterparts that generally disclose and claim certain inventions characterized as “Multiplex Genomic DNA Amplification for Deletion Detection.” We anticipate this technology may be important in future multiplex applications.
     Our ability to continue to grow may depend upon identifying and successfully acquiring attractive acquisition opportunities, effectively integrating such opportunities, achieving cost efficiencies and managing these acquisitions as part of our business. In November 2005 we completed a capital raising transaction in an underwritten public offering of our common stock. Part of the proceeds of that offering may be used for such potential acquisition and in-licensing opportunities.

Our Markets and Competition
     Globally, The Digene HPV Test holds a strong competitive position due to our clinically validated and patent-protected Hybrid Capture platform and high-volume automation instrumentation, the breadth of our intellectual property rights to high-risk HPV types, our ability to test for HPV, chlamydia and gonorrhea from the same sample, our strong regulatory position, our success in obtaining reimbursement for our products, and our marketing focus that includes programs designed to educate healthcare professionals and consumers about the benefits of HPV testing. Digene is currently the only market participant with FDA-approved HPV DNA test products. For detection of HPV, we sell our products in the United States for the two FDA-approved indications: adjunctive primary screening with a Pap test for women age 30 and older, and follow-up testing of equivocal Pap test results in women of any age. In Europe and the rest of the world, HPV testing is in varying stages of research and adoption, with most use limited to follow-up for equivocal Pap tests. We are aware of an increasing number of clinical trials being conducted to explore use of HPV testing for primary screening, both with a Pap test or as a stand-alone initial test, as well as for proof of clearance or cure after treatment for diagnosed cervical disease or cancer.
     We believe we have a competitive advantage because our HPV test products are FDA-approved for two indications and because, as clinical studies have shown, our HPV test products, used in conjunction with the Pap test, enable excellent diagnostic capabilities due to high clinical sensitivity and high negative predictive value. None of our competitors methodologies have demonstrated similar clinical sensitivity. Some of our competitors stress the analytical sensitivity of their product offerings, but we believe it is important to distinguish between clinical sensitivity and analytical sensitivity. Clinical sensitivity is a measure of a test’s ability to accurately detect the presence of disease. Analytical sensitivity is simply the lower limit of a test’s ability to detect a given analyte, in this case HPV DNA. Although clinical sensitivity is a function of analytical sensitivity, analytical sensitivity alone is not a sufficient measure of a test’s clinical value. Cervical cancer is generally not present unless HPV DNA has reached a critical limit of viral load in tissues, thus the cutoff value of a test is a very important attribute relating to clinical sensitivity and specificity. Due to the high prevalence of HPV infection in specific populations and the transient nature of this infection in those populations, most of which does not lead to disease, HPV tests should not have excessive analytical sensitivity as this has the potential to increase the number of clinical false positive results. A large volume of clinical validation data exists which has shown that obtaining a positive result with our HPV test reflects the presence of clinically relevant HPV infection, which is a very strong indicator of the risk of developing cervical disease or cancer. Conversely, but equally as important, the high negative predictive value of our HPV test demonstrates that a negative HPV test result is a strong indicator that neither cervical cancer nor its cause is present, offering greater reassurance to women and their physicians, alleviating patient anxiety, and reducing healthcare costs.
     We compete with well established diagnostic technologies such as cytology and, particularly in Europe, from emerging alternative HPV testing approaches such as research-based PCR, other indicators of disease and other “home brew” testing methods developed by laboratories. With the increasing acceptance of the importance of HPV testing, we expect such competition will intensify. In the United States, which is our largest market, our competitors include molecular diagnostic companies such as Roche Diagnostics, Third Wave Technologies, Inc. and Ventana Medical Systems, Inc., which are developing or marketing HPV products that have not been approved by the FDA, and manufacturers of liquid-based Pap tests, such as Cytyc Corporation and TriPath Imaging. The Pap test, and related follow-up diagnostic procedures, such as colposcopy and biopsy, have a long history of use, are widely accepted, inexpensive (in the case of the Pap test) and, with regular use, may be adequate screening tests for cervical cancer. When The Digene HPV Test is marketed as an adjunct to the Pap test for primary screening, it is sometimes perceived as adding unnecessary expense and counseling time to such accepted cervical cancer screening methodology. In addition, technological advancements designed to improve the quality of sample collection and preservation, as well as to reduce Pap testing’s susceptibility to human error, may increase physician reliance on the Pap test and solidify its market position. These factors may inhibit significant market acceptance of The Digene HPV testing products for primary cervical cancer screening, and many of our sales and marketing programs are focused on educating healthcare professionals and consumers about the advantages of HPV testing.
     Approximately 55 million Pap tests are performed annually in the United States. We believe the potential U.S. HPV testing market is approximately 35 million tests conducted annually, either adjunctively with a Pap test, as follow-up testing for women with abnormal or equivocal Pap test results, or as “proof of cure.” We assume some extension of screening intervals as part of this market estimation, but believe the size of the overall market potential may grow in the future if we pursue approval for use of our HPV test product for stand-alone primary cervical cancer screening. At the end of fiscal 2006, we estimated our penetration of this potential HPV testing market to be approximately 18% in the United States.
     We estimate that an additional 60 to 100 million Pap tests are performed annually in the rest of the world, in those countries where a cytology infrastructure exists. We believe the current HPV testing market is limited to follow-up testing for women with equivocal or abnormal Pap test results. However, in the future, we expect such global HPV testing market to expand as primary cervical cancer screening, either with a Pap test or as a stand-alone, gains acceptance on a country-by-country basis, particularly in countries without existing cytology infrastructure.
     In June 2002, Institut Pasteur announced that it had transferred its HPV intellectual property estate to F. Hoffman-La Roche Ltd. (Roche), including assignment of a cross-license agreement between Digene and Institut Pasteur. Based on Roche’s description of the virus types it has acquired or otherwise has access to, and despite our continuing exclusive access to several high-risk HPV types, we believe Roche has the ability to develop an HPV test that could be competitive with Digene products in the future. Roche currently is marketing a PCR-based HPV testing product in Europe, as well as technology for HPV genotyping. Roche is substantially larger and better capitalized than Digene, can offer an HPV test as part of a broader menu, and has existing customer relationships in the gene-based probe diagnostics business. If Roche receives FDA approval for an HPV test, we may not be able to compete in a way that will allow us to substantially increase our share of the HPV testing market. However, we believe there are a number of technical hurdles that Roche must overcome before its HPV testing products can become truly competitive and that we retain advantages in the clinical validation of our products and our success in obtaining product-specific reimbursement approvals. In February 2005, Roche entered into an agreement with Gen-Probe Incorporated (Gen-Probe), under which Roche will manufacture and supply DNA probes for use in Gen-Probe HPV test kits. According to publicly available filings with the Securities and Exchange Commission, the agreement calls for Gen-Probe to pay Roche up to $30 million for access to Roche proprietary HPV types, including those transferred from Institut Pasteur. Such agreement may also lead to increased competition in our market.
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

proprietary position; the competitor’s share of the existing market; access to distribution channels; regulatory approvals; and availability of reimbursement. For the CT/GC market specifically, the key challenge for Digene is our current lack of a urine-based indication for our test, which we intend to address as part of our next generation platform offering.
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
Intellectual Property
     Patents and other proprietary rights are essential to our business. We own or have license rights to over 150 patents and patent applications. Our most significant patent rights relate to our Hybrid Capture technology and HPV types.
     Hybrid Capture Technology
     Our Hybrid Capture technology combines two of the most significant technologies in the life sciences industry, DNA/RNA probes and monoclonal/polyclonal antibodies, to allow rapid, standardized gene-based testing in virtually any laboratory setting. In May 2001, we received a United States patent for our Hybrid Capture assay from the United States Patent and Trademark Office. Foreign counterparts of this patent application have been granted to us in Europe, Japan and Australia. We have also filed United States patent applications relating to other aspects of our Hybrid Capture technology. The earliest of these Hybrid Capture assay patents will expire in the United States in 2018 and in Europe in 2012. In addition, in connection with our settlement of litigation with Enzo Biochem, Inc. and Enzo Life Sciences, Inc. in October 2004, we obtained an irrevocable non-exclusive license to use certain technologies in connection with our Hybrid Capture products. We had an exclusive license with the University of Hawaii for two patents covering monoclonal antibodies for the detection of RNA:DNA hybrid complexes, which patents expired in March 2005. We have non-exclusive reseller rights to the chemiluminescent substrates (used to create a chemical reaction that produces light in connection with our Hybrid Capture signal amplified molecular technology) included in our Hybrid Capture test products under our long-term supply agreement with Applied Biosystems. Such agreement includes certain license rights to manufacture the product in the event the manufacturer is not able to do so.
     We believe our Hybrid Capture patent estate provides us with exclusivity, and that expiration of individual patents, including the expiration of the University of Hawaii patents, will not have a material adverse impact on our business. We have not out-licensed our Hybrid Capture technology to any third party and believe our know-how and the complexity of our technology make it difficult for others to replicate our Hybrid Capture technology.
     Rights to HPV Types
     There are more than 70 distinct HPV types, approximately 23 of which are specific to the female genital tract. HPV types that infect the genital tract can be divided into two categories, high-risk (potentially cancer-causing) and low-risk. Of the 23 HPV types specific to the female genital tract, 13 are commonly recognized as high-risk. High-risk HPV types have been found in more than 99% of cervical cancers.

     The following table provides information regarding the HPV types included in our HPV test products.

HPV Type(s)	Summary Description	Status	Patents

HPV 16, 18, 31, 45, 51, 59	In public domain; Digene has ownership of unique genetic material	high-risk	Not applicable.

HPV 33, 39	Institut Pasteur issued patents; cross-licensed to Digene	high-risk	Cross-license rights under multiple patents for HPV 33 and HPV 39. U.S. and European patents will expire between 2007 and 2017.

HPV 35, 56	Digene issued patents; cross-licensed to Institut Pasteur	high-risk	Digene holds one U.S. patent to HPV 35 (expires May 2007) and multiple patents related to HPV 56 (expire between October 2007 and May 2008).

HPV 52	Georgetown-issued patents; exclusively licensed to Digene	high risk	License under multiple issued patents. U.S. patent expires in 2014, European patents in October 2009 and Japanese patent in 2009.

HPV 58	Kanebo issued patent; exclusively licensed to Digene	high-risk	Patent expires in February 2009.

HPV 68	Institut Pasteur issued U.S. patent; exclusively licensed to Digene	high-risk	Patent expires in February 2017.

HPV 6, 11	In public domain; Digene has ownership of unique genetic material	low-risk	Not applicable.

HPV 42	Institut Pasteur issued patents; cross-licensed to Digene	low-risk	Cross-license rights under multiple issued patents. U.S. patents will expire between 2012 and 2016 and European patents will expire between 2007 and 2012.

HPV 43, 44	Digene issued patents; cross-licensed to Institut Pasteur	low-risk	Digene held one U.S. patent to HPV 43 (expired June 2006), and holds one patent to HPV 44 (expires June 2007).
     Through our owned patents, license agreements described further below and access to other HPV types, we have rights to or access to the 13 commonly recognized high–risk HPV types. We believe we have access to more high–risk HPV types than other companies currently offering or developing HPV tests. Some of these HPV types are the subject of multiple patents. As our issued patents and exclusive license rights expire, or are terminated, other companies will gain access to such high–risk HPV types, but we do not believe the expiration of the earliest to expire patents will have a material impact on us.
     We are party to a cross license agreement with Institut Pasteur, under which we obtained a worldwide non-exclusive license to United States patents and patent applications and corresponding foreign patents and patent applications, relating to HPV types 33, 39 and 42. In return, we granted to Institut Pasteur a worldwide non-exclusive license to our three owned United States patents and corresponding foreign patents and applications relating to HPV types 35, 43 and 56. We granted Institut Pasteur the right to extend the scope of its non-exclusive license to include the United States patent and corresponding patent applications relating to HPV type 44 at such time as Institut Pasteur discovers and develops an additional HPV type which is equivalent in value to HPV type 44. If such extension is granted, we will receive a license to the new HPV type discovered and developed by Institut Pasteur. Under the cross license agreement, Institut Pasteur has the right to grant a sublicense of its rights under the cross license agreement, without the right to grant further sublicenses, to Beckman Instruments (now known as Beckman Coulter, Inc.) and to affiliates of Institut Pasteur. Under the cross license agreement, both parties are restricted from granting any additional licenses to the HPV types subject to the cross licenses but are entitled to assign their rights, subject to all restrictions. We believe that the cross license agreement terminates on the last to expire of the underlying patent rights. Any prior termination of the cross license could have a material adverse effect on our business, financial condition and results of operations. In June 2002, we were notified by Institut Pasteur that it had transferred to F. Hoffman-La Roche Ltd. (Roche) the HPV intellectual property estate of Institut Pasteur, which included an assignment of the cross license agreement to Roche. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter, Inc.’s HPV business and corresponding assets, including the assignment of the HPV intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. We are currently party to a patent infringement action with Ventana Medical Systems and Beckman Coulter related to these matters. Please see Item 3. “Legal Proceedings,” for a description of such litigation.
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
     Through a Settlement and License Agreement with Georgetown University, which replaces a previous license between us and Georgetown University, we obtained exclusive, irrevocable, worldwide rights to a U.S. patent and corresponding foreign patents and patent applications relating to HPV type 52 and to a U.S. patent and corresponding foreign patents relating to the use of the L1 gene sequence to detect specific HPV types. The licenses granted under the Settlement and License Agreement with Georgetown will terminate upon the last to expire of the licensed patent rights. The L1 gene sequence-related patent will expire in 2008 in the United States and expired in March 2006 in Europe. We are obligated to make royalty payments to Georgetown University based on the percentage of net sales (as defined in the Settlement and License Agreement) of products incorporating the licensed technologies. The Settlement and License Agreement was entered into in connection with the settlement of litigation between us and Georgetown University in July 2005. Please see Item 3. “Legal Proceedings,” for a description of such settlement.
     Through a license with Kanebo, Ltd., we have obtained exclusive worldwide rights (except for Japan where Kanebo retained the right to grant a non-exclusive sublicense to Toray Industries, Inc.) to use HPV type 58 provided by Kanebo to develop, manufacture, use, distribute and sell products. Unless terminated earlier, the Kanebo license agreement will expire on January 1, 2010.

     Other Intellectual Property
     In May 2005, through an agreement with Luminex Corporation, we acquired non-exclusive worldwide rights to commercialize certain in vitro clinical tests for use in women’s health diagnostics using Luminex’s xMAP multiplex liquid bead-based array technology, which enables testing for multiple markers or diseases at a single time. As described above, under “Research and Development of Next Generation Products,” we are using the xMAP technology in our next generation of Hybrid Capture products. This license agreement represents an important element in our hc4 platform development efforts. The term of the license expires upon expiration of the last of the licensed patents under the agreement.
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
UCM
HC2
THE DIGENE HPV TEST & logo
THE HPV TEST & logo
Facilities and Manufacturing
     We lease a facility in Gaithersburg, Maryland, comprising a total of 111,000 square feet for our corporate headquarters and manufacturing operations pursuant to a Lease Agreement dated March 2, 1998, as amended, between Digene and ARE-Metropolitan Grove I, LLC, as Landlord. Approximately 45% of such space is dedicated to our manufacturing, quality control and shipping activities. We currently run one manufacturing and product shipment shift per workday and have the capacity to add additional shifts as required.
     On November 15, 2005, we and the Landlord executed the Fourth Amendment to the Lease. The Amendment provides for us to expand the rented premises to 143,585 rentable square feet. The additional space will be used for manufacturing and research and development space. Under the Amendment, we and the Landlord are contributing financing to fund the expansion construction and outfitting, for which construction is expected to be substantially completed by September 20, 2006. In addition, the initial term of the Lease has been extended until ten years after the earlier of substantial completion of the expansion work or September 20, 2006, and we have the ability to extend the lease for two additional five-year terms. We believe that we have sufficient manufacturing capacity to satisfy demand through the completion of this expansion and, post expansion, we expect to be able to expand our production capability to satisfy demand for the foreseeable future.
     We lease office and sales operations facilities in the United Kingdom, Germany, Switzerland, France, Brazil and Italy, which leases run in length from one year to ten years, and Spain which runs month-to-month. We also utilize a third-party warehouse facility in Germany to support our European operations.
     We have established a quality control program, including a set of standard manufacturing and documentation procedures, intended to ensure that our products are manufactured and tested in accordance with the FDA’s Quality System Regulations, which imposes current Good Manufacturing Practice requirements. We received ISO 9001 certification in 1999, transitioned to ISO 13485 certification in 2003 and obtained ISO 13485:2003 certification in November 2005. As part of our quality assessment procedures, we periodically evaluate the performance of our raw material suppliers, potential new alternative sources of such materials, and the risks and benefits of reliance on our existing suppliers.
     We combine more than 200 biological reagents, inorganic and organic reagents and kit components to manufacture our finished diagnostic test kits. Biological reagents include DNA and RNA probes, antibodies and detection reagents. These biological reagents are currently manufactured in our Gaithersburg facility, which received validation approval from the FDA in September 2000 or by third-party vendors. We purchase many of these components and reagents, which are readily available from a variety of manufacturers and outside suppliers.
     Several key components of our products come from, or are manufactured for us by, a single supplier or limited number of suppliers. This applies in particular to the following items: chemiluminescent substrates included in our diagnostic test kits (used to create a chemical reaction that causes light in connection with our Hybrid Capture signal amplified molecular technology), our Rapid Capture System that serves as the automation platform developed for large-scale diagnostic testing using our Hybrid Capture technology, the 96-well microplate used by laboratories to run our diagnostic test products, the Digene Microplate Luminometer that provides the results of all of our microplate-based diagnostic tests, and the collection tubes, plus cervical sampler brushes we provide as part of cervical sampler kits that we sell with our HPV testing products. We have been able, to date, to enter into long-term contracts with these single source or key suppliers. In some cases, however, the supplier of a key component is not required to supply us with specified quantities over longer periods of time or set-aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for these components and it may be difficult to find alternative suppliers, if at all. If our product sales increase beyond the forecast levels, or if our suppliers are unable or unwilling to supply us key components on a timely basis, we may be unable to satisfy product demand.
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

Product	Regulatory Status

hc2 High-Risk HPV DNA Test	FDA approved in March 2003 for adjunctive screening with Pap for women age 30 and older; FDA approved in March 2000 for follow-up to an equivocal Pap test for all women; CE-marked for use either as an adjunctive or stand-alone primary screen in the European Union; registered for use in Japan, Canada, the Russian Federation, Argentina, Chile, Colombia, Costa Rica and Ecuador. New distributor registration pending in Mexico. Marketed under the name The Digene HPV Test in the United States and DNAPap in the rest of the world.

hc2 HPV Test	FDA approved in March 1999 for detection of high and low risk HPV for follow-up to an equivocal Pap test for all women (the preceding hc1 version of this test was approved for this same indication in March 1995 and use of Cytyc Corporation’s PreservCyt specimens was approved in August 1997); CE-marked for use either as an adjunctive or stand-alone primary screen in the European Union; registered for use in Japan, Canada, the Russian Federation, Argentina, Chile, Colombia, Costa Rica and Ecuador. New distributor registration pending in Mexico.

hc2 CT Test	FDA 510(k) marketing clearance granted in October 1999; CE-marked for use in the European Union and the additional indication for use of Cytyc Corporation’s PreservCyt specimens in April 2005; marketing clearance obtained in Brazil and Argentina (1999), and in Japan (October 2001) and India (March 2001).

hc2 GC Test	FDA 510(k) marketing clearance granted in November 1999; CE-marked for use in the European Union and the additional indication for use of Cytyc Corporation’s PreservCyt specimens was attained in April 2005; marketing clearance obtained in Brazil and Argentina (1999), and in Japan (October 2001) and India (March 2001).

hc2 CT/GC Test	FDA 510(k) marketing clearance granted in February 2000; CE-marked for use in the European Union and the additional indication for use of Cytyc Corporation’s PreservCyt specimens in April 2005; marketing clearance obtained in Brazil and Argentina (1999), and in Japan (October 2001) and India (March 2001).

hc1 CMV Test	FDA 510(k) marketing clearance granted in September 1998.

Rapid Capture System	FDA 510(k) marketing clearance for chlamydia and gonorrhea testing granted in September 2001 and approved for HPV testing in May 2004; CE-marking for use with CT/GC testing was obtained March 2004 and for HPV testing in January 2005.

Hybrid Capture Microplate System	U.S. commercialization authority provided de facto as part of the diagnostic test kit FDA approvals and clearances; original CE mark certification completed as part of the diagnostic test kits.
     In addition to seeking regulatory authorizations for our own products, we work with other companies to seek regulatory approval for use of their specimen collection products to provide the specimens necessary to perform our diagnostic tests. For example, during fiscal 2003 and 2004 we worked with TriPath Imaging to complete the necessary clinical studies to support a pre-market approval supplement (PMAS) seeking FDA approval of the use of our hc2 HPV Test with TriPath Imaging’s

SurePath Test Pack sample collection system. In February 2005, TriPath Imaging withdrew the PMAS after TriPath Imaging and the FDA agreed that additional clinical information and analysis would be required. This additional information was collected and submitted to the FDA in December 2005. We continue to work with TriPath Imaging as they respond to the FDA’s request for information as part of the most recent FDA review.
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
     In the United States, medical devices and diagnostics are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling and adherence to quality and safety requirements), and class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidance). Generally, class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices). Our HPV test products are subject to pre-market approval requirements and our diagnostic tests for chlamydia, gonorrhea and cytomegalovirus are subject to the 510(k) marketing clearance requirements. The regulatory requirements for our instrumentation, including our manual Hybrid Capture system and Rapid Capture System, are predicated upon the diagnostic test products with which they are used.
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
     Clinical investigations of in vitro diagnostic tests are exempt from the FDA’s investigational device exemption requirements if the investigations meet certain exemption criteria. As an in vitro diagnostic test manufacturer, we must establish distribution controls to assure that in vitro diagnostic tests distributed for the purpose of conducting clinical investigations are used only for that purpose and are not improperly commercialized.
     We are exporting our hc2 HPV Test as a stand-alone primary cervical cancer screening test prior to obtaining PMA approval for this use in the United States. We are also exporting our hc2 HBV Test for clinical use abroad, primarily in the Asia/Pacific region. Exportation of our hc2 HPV Test as a primary cervical cancer screening test and export of our hc2 HBV Test can be undertaken without prior FDA approval of a PMA provided, among other things, that:
•	the marketing of these tests is not contrary to the laws of the country to which they are intended for import,

•	they are manufactured in substantial conformance with the quality and safety requirements of the Federal Food, Drug, and Cosmetic Act, and

•	we have valid marketing authorization by any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland or South Africa.
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
     Both Digene and the products we produce and market are subject to a variety of state laws and regulations. Applicable state or local regulations may hinder our ability to market our products in those states or localities. As a manufacturer, we are also subject to numerous federal and Maryland State and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations in the future, particularly if substantial changes are made to such laws or regulations.
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
Employees
     At June 30, 2006, we had 490 employees, including 65 in research and development, 109 in manufacturing, including quality assurance, 206 in sales and marketing and 110 in accounting, finance, administration and regulatory affairs. At June 30, 2006, 56 and 31 of such employees were employed by our European and Brazil subsidiaries, respectively. We are not a party to any collective bargaining agreements, and we believe our relationships with our employees are good.

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

ITEM 1A. RISK FACTORS
     Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth below.
We will not be able to achieve significant increases in our revenues if HPV screening is not increasingly accepted by physicians and laboratories.
     Our growth and success depend upon continued increasing acceptance by physicians and laboratories of HPV screening as a necessary part of the standard of care for cervical cancer screening and, more specifically, of our HPV test products as a primary cervical cancer screening method, in conjunction with Pap tests, independent of Pap tests, and in conjunction with the implementation of HPV vaccinations. Pap tests have been the principal means of cervical cancer screening since the 1940s. Technological advances designed to improve quality control over sample collection and preservation and to reduce the Pap test’s susceptibility to human error may increase physician reliance on the Pap test and solidify its market position as the most widely used screen for cervical cancer. Currently, approximately 60 million Pap tests are performed annually in the United States and we believe that 60 to 100 million are performed annually in the rest of the world. Women with normal Pap tests do not undergo follow-up treatment beyond routine Pap testing. Follow-up testing and treatment is based on the classification of the Pap test result. An equivocal, or ASC-US (Atypical Squamous Cells of Undetermined Significance), classification is given to Pap test results that cannot be definitively classified as either normal or abnormal; this classification occurs in approximately 5% to 7% of all cases.
     HPV testing applies a new gene-based technology and testing approach that is different from the cytology (reviewing cells under a microscope) approach of the Pap test. We have expended, and need to continue to spend, significant resources to educate physicians and laboratories about the patient benefits that can result from using our HPV test products in addition to the Pap test, and to assist laboratory customers in learning how to perform our HPV test products. Using our HPV test products along with the Pap test for primary screening in the United States may be seen by some of these customers as adding unnecessary expense to the generally accepted cervical cancer screening methodology and we frequently need to provide information to counteract this impression on a case-by-case basis. To date, we have been able to grow our U.S. revenues from sales of our HPV test products from approximately $24,354,000 in fiscal 2002 to approximately $111,746,000 in fiscal 2006. We believe that with these efforts we have captured approximately 18% of the HPV testing market. If we are not successful in executing our marketing strategies, we may not be able to significantly grow our market share for HPV testing, and we will not be able to continue to grow our revenues.
     During fiscal 2006 we expanded our direct-to-consumer awareness marketing programs because we believe a well educated female population will work with their health care providers to increase the use of The Digene HPV Test. The campaign to date involved national print advertisement and focused television advertising in ten locations, Atlanta, Baltimore, Philadelphia, Boston, Chicago, Houston, Dallas, New York City, San Francisco and Washington, D.C. We plan to continue our direct-to-consumer awareness campaign in fiscal 2007, and to move into other markets in fiscal 2007. If we are not successful in executing this marketing program, we may not be able to significantly increase the sales of our HPV tests to the extent we desire.
     In June 2006 Merck & Co., Inc. received FDA approval for a vaccine against HPV types 16 and 18, the high-risk HPV types associated with approximately 70% of cervical cancer cases. We anticipate that GlaxoSmithKline will receive FDA approval for an HPV vaccine product during our fiscal 2007. We are working with our physician and laboratory customers and with others to develop and establish the role HPV screening will play in the standard of care for HPV vaccination. If we are not successful in this endeavor, we may not be able to significantly grow the market for HPV screening or increase our HPV test revenues.

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
We have the only fully commercialized and FDA-approved test for the detection of HPV, which provides us with a competitive advantage that may be adversely impacted if other companies develop and commercialize alternative HPV tests.
     Although we have the only fully commercialized and FDA-approved test for the detection of HPV, a significant portion of our HPV-related intellectual property is in the public domain, subject to patents that will begin to expire in the next few years or not licensed to us on a sole and exclusive basis. As a result, we believe other companies are developing or will develop HPV detection tests in the next few years.
     For example, F. Hoffman-La Roche Ltd. (Roche) has publicly announced its ongoing development of a test for the detection of HPV and in April 2004 announced that it launched such test in Europe. In February 2005, Roche announced an agreement with Gen-Probe Incorporated to supply HPV DNA probes to Gen-Probe for its HPV test kits. In June 2002, Institut Pasteur announced that it had transferred its HPV intellectual property estate to Roche, which included an assignment of the cross license between Digene and Institut Pasteur. Based upon the HPV types to which Roche has announced that it acquired access as a result of the transfer by Institut Pasteur, the HPV types covered by Roche’s own patents and the HPV types that are publicly available, and despite our continuing exclusive right to certain high risk HPV types, we believe Roche may have the ability to develop a HPV test that would be competitive with our HPV test products in our principal markets. Roche has substantially greater resources than we do. We may not be able to compete successfully against Roche if it markets a HPV test competitive with our HPV test.
     Ventana Medical Systems, Inc. is selling an in situ diagnostic test for the detection of HPV. We believe Ventana’s activities infringe our intellectual property and we have initiated patent infringement litigation against Ventana. If we are not successful in such litigation, and if Ventana obtains FDA approval for a test competitive with our HPV test products, we may lose significant HPV testing revenue to Ventana.
     We are also aware that a significant number of laboratory organizations and other companies are developing and using internally developed, or “home-brew,” HPV tests. These tests, although not approved by the FDA or similar non-U.S. regulatory authorities, do offer an alternative to our HPV test products that could limit the laboratory customer base for our product. We are monitoring these activities.
We are dependent on a relatively small number of national laboratories for a significant portion of our sales to laboratory customers.
     We supply our HPV test products to national laboratories, such as Quest Diagnostics and LabCorp pursuant to standard, non-exclusive fixed term contracts. A significant customer could decide to terminate or not renew its existing contract with us. The loss of one or more significant customers could have a material adverse effect on our business.
Changes in our senior management team could impact our ability to successfully operate and grow our business.
     During fiscal 2007 both our current Chief Executive Officer, and our current President, Chief Operating Officer and Chief Financial Officer will leave Digene. The Nominating and Corporate Governance Committee of our Board of Directors is currently conducting a search for a new Chief Executive Officer. Such changes in our senior management team, and the activities associated with identifying and selecting a new Chief Executive Officer could divert management attention from our core business, and could have a negative impact on our ability to implement our strategic objectives and grow our business. We are highly dependent on the remaining principal members of our management staff. Loss of additional key personnel would likely impede achievement of our research and development, operational, or strategic objectives. To be successful, we must attract qualified replacements for our departing executives, retain key employees and attract additional qualified employees.
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
     We have encountered delays in receipt of some European reimbursement approvals and public health funding, which has impacted our ability to grow revenues in these markets.
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
     Several key components of our products come from, or are manufactured for us by, a single supplier or limited number of suppliers. This applies in particular to the following components, chemiluminescent substrates (used to create a chemical reaction that causes light in connection with our Hybrid Capture signal amplified molecular technology), our Rapid Capture System that serves as the automation platform developed for large-scale diagnostic testing using the Hybrid Capture technology, the 96-well microplate used by laboratories to run our diagnostic test products, the Digene Microplate Luminometer that provides the results of all of our microplate-based diagnostic tests, and the collection tubes, plus the cervical sampler brushes we provide as part of cervical sampler kits that we sell with our HPV testing products. We have been able, to date, to enter into long-term contracts with these single source suppliers. In some cases, however, the supplier of a key component is not required to supply us with specified quantities over longer periods of time or set-aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for these components and it may be difficult to find alternative suppliers, if at all. If our products sales increase beyond the forecast levels, or if our suppliers are unable or unwilling to supply us components on a timely basis, we may be unable to satisfy product demand.
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
     We have in-licensed patents to a number of cancer-causing HPV types, which, together with the patents to cancer-causing HPV types that we own, provide us with a competitive advantage. We may lose this competitive advantage if these licenses terminate or if the patents licensed thereunder expire or are declared invalid.
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
     We have had substantial operating losses since incorporation in 1987. We turned profitable during the fourth quarter of fiscal 2003, but prior to that we never earned a profit. At June 30, 2006, our accumulated deficit was approximately $53,874,000. Previous losses have resulted principally from:
•	expenses associated with our research and development programs;

•	our sales and marketing activities in the United States and internationally;

•	patent litigation costs and settlement and licensing expenses; and

•	other expenses, including administrative and facilities costs.
Our net losses were approximately $4,324,000 in fiscal 2003. We had net income of approximately $21,542,000, which included a deferred tax benefit of approximately $14,900,000, in fiscal 2004. In fiscal 2005, we had a net loss of approximately $8,167,000, primarily due to payments made to settle ongoing litigation matters. In fiscal 2006, we had net income of approximately $8,439,000. We believe that our existing capital resources, together with the proceeds of our 2005 financing, will be sufficient to meet the anticipated cash needs of our current business for the foreseeable future. However, if we incur significant operating losses or if one or more of the events described in these Risk Factors actually occurs, we may have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through alternative sources. Any equity financing would dilute our then-current stockholders. We do not have any committed sources of additional financing. Additional funding, if necessary, may not be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to some of our technologies, product candidates, products or potential markets.
The growth of our European operations has been slower than expected, and we may not achieve the desired increase in our profitability from such market.
     In 2002 we made the decision to establish our own sales, marketing, distribution, warehousing and customer support infrastructure in Europe for the sale of our HPV test products and other products. Other companies selling medical diagnostic products in Europe are larger and significantly better capitalized than we are, and have had established European operations for a significantly longer period than we have. We had previously used third-party distributors to distribute and market our products in Europe, and our product inventory, distribution and customer support services are still in the development process. Approximately $11,992,000, or 19%, of our sales and marketing expenditures and approximately $5,779,000, or 22%, of our general and administrative expenditures for fiscal 2006 related to our activities in Europe. During the same period, approximately $16,394,000, or 12%, of our HPV testing revenues were from sales in Europe. We expect to continue to expend significant resources to grow and maintain our infrastructure as much as possible given the resources at our disposal, but such resources may not be sufficient to meaningfully increase our revenues in Europe. Our revenues and operating results could be hurt by our inability to successfully grow and maintain our distribution infrastructure or our inability to effectively market our products in Europe.
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
     Each of our products and product candidates are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act. Governmental bodies in other countries also have medical device approval regulations which are becoming more extensive. Such regulations govern the majority of the commercial activities we perform, including the indications for which our products can be used, product development, product testing, product labeling, product storage, use of our products with other products and the manufacturing, advertising and promotion of our products for the approved indications. Compliance with these regulations is expensive and time-consuming. With respect to our HPV test products, we were the first company to obtain approval of regulatory applications for HPV testing in the United States and in many countries in Europe (our principal markets), which adds to our expense and increases the degree of regulatory review and oversight. The expense of submitting regulatory approval applications in multiple countries as compared to our available resources impacts the decisions we make about entering new markets.
     Each medical device that we wish to distribute commercially in the United States will likely require either 510(k) clearance or pre-market approval from the FDA prior to marketing the device for in vitro-diagnostic use. Clinical trials related to our regulatory submissions take years to execute and are a significant expense for us. The 510(k) clearance pathway usually takes from three to twelve months, but can take longer. The pre-market approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years, but can also take longer. It took us more than four years to receive pre-market approval to offer our current generation HPV test product to test for the presence of the HPV in women with equivocal Pap test results and pre-market approval to use our Digene HPV Test as a primary adjunctive cervical cancer screening test to be performed in conjunction with the Pap test for women age 30 and older. With respect to our ongoing efforts, in April 2002, we submitted a PMA supplement with the FDA seeking approval of the use of our hc2 HPV Test with TriPath Imaging, Inc.’s SurePath Test Pack sample collection system. In July 2002, we received notice from the FDA that the PMA supplement was not approvable as submitted. We worked with TriPath Imaging during fiscal 2004 to complete additional clinical studies and submitted the results of these studies to the FDA in August 2004 for pre-market approval. In February 2005, TriPath Imaging withdrew the PMA supplement after TriPath Imaging and the FDA agreed that additional clinical information and analysis would be required. In December 2005, TriPath Imaging resubmitted its PMAS supporting the use of SurePath specimens with the hc2 HR HPV Test. The FDA is currently reviewing such PMAS, and TriPath Imaging is responding to the FDA’s request for information. The regulatory time span increases our costs to develop new products and increases the risk that we will not succeed in introducing or selling new products in the United States.
     Our cleared or approved devices, including our diagnostic tests and related equipment, are subject to numerous post-market requirements. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as fines, injunctions and civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production, denial of our requests for 510(k) clearance or pre-market approval of product candidates, withdrawal of 510(k) clearance or pre-market approval already granted; and criminal prosecution. Any enforcement action by the FDA may also affect our ability to commercially distribute our products in the United States.
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
     For fiscal 2006, we derived approximately 19% of our consolidated revenues from the international sales of our products and services in foreign currencies and we expect that international sales will continue to account for a large portion of our sales. Changes in the rate of exchange of foreign currencies into United States dollars have and may hurt our revenues and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES
     We have one manufacturing facility in Gaithersburg, Maryland. Our executive offices and research and development activities are located at the same location. The facility has a total of approximately 111,000 square feet, of which approximately 45% is dedicated to our manufacturing, quality control and shipping activities. Digene and ARE-Metropolitan Grove I, LLC, as landlord (the “Landlord”), entered a Lease Agreement dated March 2, 1998, as amended (the “Lease”). On November 15, 2005, we executed the Fourth Amendment to Lease (the “Amendment”). The Amendment provides for us to expand the rented premises to 143,585 rentable square feet. The additional space will be used for manufacturing and research and development space. Under the Amendment, we and the Landlord are contributing financing to fund the expansion construction and outfitting, which is expected to be substantially complete by late September 2006. In addition, the initial term of the Lease has been extended until ten years after the earlier of substantial completion of the expansion work or September 20, 2006 and we have the ability to extend the lease for two additional five-year terms. We believe that we have sufficient manufacturing capacity to satisfy demand through the completion of this expansion and, post expansion, we expect to be able to expand our production capability to satisfy demand for the foreseeable future.
     We also lease office and sales operations space in the United Kingdom, Germany, Switzerland, France, Brazil and Italy, pursuant to leases which run in length from one year to ten years. We lease an office and sales operations facility in Spain, which runs month-to-month. We currently have 87 employees in all such locations and believe the current office and sales locations are adequate to meet our needs. We believe we would be able to procure additional space, as needed, on commercially reasonable terms in Europe to support our European operations. We also utilize a third-party warehouse facility in Germany, pursuant to a contract supplying us with dedicated space, to hold product and equipment inventory necessary to support our European operations. We believe this facility is adequate to satisfy demand for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
Pending Legal Proceedings:
Digene Corporation v. Ventana Medical Systems, Inc. and Beckman Coulter, Inc.
     On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and methods for Employing the Same” and United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and methods for Employing the Same.” We are seeking a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On December 10, 2002, the Court granted our motion to amend. On January 28, 2003, we filed a motion to file a second amended complaint. On March 9, 2003 the Court granted our motion to amend.
     In the course of this litigation, Ventana and Beckman Coulter filed motions seeking to compel arbitration of our claims against them. After a bench trial, the Court issued an order that Beckman Coulter has a right to arbitrate our claims against it, but that Ventana does not. The Court, as a matter of judicial economy, has stayed the proceedings against Ventana pending the outcome of the arbitration between us and Beckman Coulter. On December 23, 2004, we submitted a demand for arbitration against Beckman with the American Arbitration Association (“AAA”). The arbitration hearing occurred on March 13-16, 2006.
     On July 27, 2006, the AAA arbitration panel ruled in our favor by concluding, among other things, that Beckman Coulter’s purported sale of its HPV intellectual property portfolio, acquired by Beckman Coulter from Institut Pasteur through a 1991 sublicense agreement, to Ventana violated the terms of the 1990 Cross-License Agreement between Institut Pasteur and our predecessor, Life Technologies, Inc. In addition, the panel found that the Cross-License Agreement prohibits Beckman Coulter from supplying cell paste within the scope of our patent rights covered by the Cross-License Agreement to third parties.
     On August 10, 2006, we filed a motion with the United States District Court for the District of Delaware to lift the stay of the proceedings against Ventana. By order dated August 15, 2006, the District Court granted our motion to lift the stay and re-open the case. During the week of August 28, 2006, the parties to the case made a number of filings with the Court including a motion for a preliminary injunction filed by Digene against Ventana, an answer to the amended complaint filed by Ventana and motions to dismiss some or all of the pending claims filed by Ventana and Beckman on procedural grounds.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS
     Not applicable.

EXECUTIVE OFFICERS OF DIGENE

Name	Age	Positions with the Company
Evan Jones(1)	49	Chief Executive Officer and Chairman of the Board
Charles M. Fleischman(2)	48	President, Chief Operating Officer and Chief Financial Officer
Robert McG. Lilley(3)	61	Senior Vice President, Global Sales and Marketing
Attila T. Lorincz, Ph.D.(4)	51	Senior Vice President and Chief Scientific Officer
Belinda O. Patrick(5)	50	Senior Vice President, Manufacturing Operations
Vincent J. Napoleon(6)	46	Senior Vice President, General Counsel and Secretary
Joseph P. Slattery(7)	41	Senior Vice President, Finance and Information Systems
Donna Marie Seyfried(8)	48	Vice President, Business Development
C. Douglas White(9)	44	Senior Vice President, Sales and Marketing — Americas and Asia

(1)	Mr. Jones joined Digene in July 1990 as Chief Executive Officer. He was elected to serve on the Board of Directors in July 1990 and became Chairman of the Board in September 1995. He served as our President from July 1990 to June 1999. From 1988 to September 1990, Mr. Jones was President of Neomorphics, Inc. Between 1987 and 1990, he was first an associate and then a partner with the CW Group, a health care venture capital firm. From 1983 to 1987, Mr. Jones was employed by The Perkin-Elmer Corporation. Mr. Jones is a member of the Board of Directors of the Children’s National Medical Center and Chairman of the Board of the Children’s Research Institute at the Children’s National Medical Center. In June 2004, Mr. Jones became Chairman of the Board of the Campaign for Public Health, an independent, not-for-profit organization dedicated to conducting direct lobbying of the executive and legislative branches of the U.S. government in support of the aggressive growth of the annual budget of the Center for Disease Control and Prevention. Mr. Jones received a B.A. in Biochemistry from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Jones is a stepbrother of Mr. Whitehead, a member of Digene’s Board of Directors. Mr. Jones has announced his intention to retire from Digene during fiscal 2007.

(2)	Mr. Fleischman has served as our President since June 1999, as Chief Financial Officer since March 1996 and as Chief Operating Officer since September 1995. He also served as our Executive Vice President from August 1990 to June 1999. From 1987 to 1990, he was a Vice President and then Associate Director in the Investment Banking Group of Furman Selz (now ING Group), New York, New York. From 1986 to 1987, Mr. Fleischman was a founder and Managing Director of Intercapital Brokers, Ltd., London, England. Mr. Fleischman is a member of the Board of Directors of the Advanced Medical Technology Association (AdvaMed). Mr. Fleischman received an A.B. in History from Harvard University and an M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Fleischman has resigned from his position as Chief Financial Officer, effective October 1, 2006, and from his positions as President and Chief Operating Officer effective October 31, 2006.

(3)	Mr. Lilley has served as our Senior Vice President, Global Sales and Marketing since June 1999, and before that as our Vice President, Sales and Marketing from July 1998 until June 1999, and as General Manager for Digene Europe from March 1997 until July 1998. From September 1994 to February 1997, Mr. Lilley was General Manager for Europe, Middle East & Africa for Alltel Healthcare Information Services.

(4)	Dr. Lorincz has served as our Senior Vice President and Chief Scientific Officer since January 2000. He previously served as our Vice President, Research and Development and Scientific Director from January 1991 to January 2000. His research career includes postdoctoral fellowships at the University of California. He also serves on a number of advisory committees.

(5)	Ms. Patrick has served as our Senior Vice President, Manufacturing Operations since May 2001. Prior to joining Digene, Ms. Patrick served as Vice President, Maryland Operations for Invitrogen Corporation from September 2000 to January 2001 and for Life Technologies, Inc. from February 1998 to September 2000. She previously served as Vice President, Regulatory Affairs and Quality Assurance for Life Technologies, Inc. from January 1995 to February 1998.

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

(7)	Mr. Slattery has served as our Senior Vice President, Finance and Information Systems since September 2002. Previously, he served as our Vice President, Finance from July 1999 to September 2002 and as Controller from February 1996 to July 2000. On October 1, 2006, Mr. Slattery will become our Chief Financial Officer.

(8)	Ms. Seyfried has served as our Vice President, Business Development since October 1996. Ms. Seyfried served as Senior Director, Business Development of The Perkin-Elmer Corporation from March 1993 to September 1996.

(9)	Mr. White has served as Digene’s Senior Vice President, Sales and Marketing — Americas and Asia Pacific since June 2006. Prior thereto, he served as our Vice President, Sales and Marketing — Americas and Asia Pacific from February 2006 until June 2006, and our Vice President, North American Sales and Marketing from March 2003 until February 2006. Prior to joining Digene, Mr. White held positions in the diagnostic industry for 17 years, including Vice President Sales and Marketing at Bayer Diagnostics from September 2000 to February 2002, and Vice President, Marketing for Chiron Diagnostics from November 1998 to December 1999.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Since our initial public offering of common stock on May 22, 1996, our common stock has been traded on the NASDAQ National Market under the symbol “DIGE.” The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for our common stock, as reported by the NASDAQ National Market.

	High	Low
Fiscal 2006

Fourth quarter	$43.60	$34.22
Third quarter	44.40	28.76
Second quarter	31.44	26.00
First quarter	32.14	27.00

	High	Low
Fiscal 2005

Fourth quarter	$29.66	$16.94
Third quarter	26.82	20.46
Second quarter	27.45	18.50
First quarter	36.25	19.88
     On September 7, 2006, the closing sale price for our common stock, as reported by the NASDAQ National Market, was $40.81. As of September 7, 2006, our common stock was held by 113 holders of record.
     We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The selected consolidated financial data set forth below with respect to Digene’s Consolidated Statements of Operations for the fiscal years ended June 30, 2004, 2005 and 2006 and with respect to Digene’s Consolidated Balance Sheets at June 30, 2005 and 2006 are derived from the audited Consolidated Financial Statements of Digene, which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended June 30, 2002 and 2003 and Consolidated Balance Sheets data at June 30, 2002, 2003 and 2004 are derived from Consolidated Financial Statements of Digene not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2002	2003	2004		2005	2006
Consolidated Statements of Operations Data: (1)
Revenues:
Product sales	$45,750	$62,440	$88,815		$113,219	$150,828
Distribution contract	2,357	—	—		—	—
Other revenues	741	662	1,346		1,923	2,060

Total revenues	48,848	63,102	90,161		115,142	152,888
Costs and expenses:
Cost of product sales	12,938	13,383	16,717		20,128	21,888
Royalty and technology	2,093	2,814	1,705		5,394	7,572
Research and development	9,265	10,262	10,744		12,964	17,922
Selling and marketing	17,742	25,099	34,918		45,933	62,815
General and administrative	14,024	16,642	19,298		20,265	26,294
Abbott termination fee	2,500	—	—		—	—
Amortization of intangible assets	150	—	—		—	—
Patent litigation settlements	—	—	—		21,500	—

Total costs and expenses	58,712	68,200	83,382		126,184	136,491
Income (loss) from operations	(9,864)	(5,098)	6,779		(11,042)	16,397
Interest income	729	593	459		808	3,808
Interest expense	(32)	(273)	(184)		(37)	(803)
Other income (expense)	(20)	678	163		(116)	(48)

Income (loss) from operations before minority interest and income taxes	(9,187)	(4,100)	7,217		(10,387)	19,354
Minority interest	—	—	—		(353)	(142)

Income (loss) from operations before income taxes	(9,187)	(4,100)	7,217		(10,740)	19,212
Provision for (benefit from) income taxes	210	224	(14,325	)(3)	(2,573)	10,773

Net income (loss)	$(9,397)	$(4,324)	$21,542		$(8,167)	$8,439

Basic net income (loss) per share (2)	$(0.54)	$(0.24)	$1.13		$(0.41)	$0.39
Diluted net income (loss) per share (2)	$(0.54)	$(0.24)	$1.04		$(0.41)	$0.38
Basic weighted average shares outstanding (2)	17,361	18,136	19,144		19,965	21,769
Diluted weighted average shares outstanding (2)	17,361	18,136	20,806		19,965	22,215

	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Working capital	$39,828	$36,119	$61,786	$52,988	$146,841
Total assets	67,241	63,375	103,270	106,845	231,886
Long-term debt and obligation, less current maturities	3,690	2,154	686	572	19,773
Accumulated deficit	(71,365)	(75,688)	(54,146)	(62,313)	(53,874)
Total stockholders’ equity	39,639	43,006	86,063	79,402	177,046

(1)	Certain amounts have been reclassified to conform to current presentation.

(2)	Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

(3)	Includes the partial reversal of the deferred tax valuation allowance approximating $14.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-K. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from additional government entities, private insurance plans, and managed care organizations, particularly outside the United States; risk that other companies may develop and market human papillomavirus (HPV) tests competitive with our own; our ability to scale up our manufacturing to the extent demand for our products increases; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty to the outcome of patent litigation which may arise in the future; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals and uncertainty of clinical trial results for our products in development; uncertainty of clinical trial results for our products in development; ability to develop new products; uncertainty of future profitability and cash generation from operations; ability to execute and integrate strategic transactions; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under Item 1A — “Risk Factors” beginning on page 27.
Overview
     Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems for the screening, monitoring and diagnosis of human diseases. Until the end of fiscal 2003, we incurred substantial operating losses, resulting principally from expenses associated with our research and development programs, including preclinical studies, clinical trials and regulatory submissions for our products, the expansion of our manufacturing facilities and our global sales and marketing activities.
     Our revenues, to a significant extent, have been derived from the sales of our diagnostic tests for the presence of HPV. HPV test revenues accounted for 88% of total revenues in fiscal 2006. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, especially in the United States, will continue to drive the growth in revenues from our HPV test products.
     In fiscal 2006, our gross margin on product sales increased to 85% as compared to 82% in fiscal 2005. In fiscal 2007, we expect a gross margin of approximately 84%; however, there can be no assurance that we will meet this goal. We calculate gross margin as the difference between product sales and the cost of product sales, which excludes royalty and technology expense, as a percentage of product sales for the period.
     We have in-licensed patents to a number of cancer-causing human papillomavirus types, biological materials, and other intellectual property on which we pay royalties, patent maintenance and other technology access costs. In fiscal 2006, our total royalty and technology expense was 5% of product sales. In fiscal 2007, we expect total royalty and technology expense to be approximately 5% to 6% of product sales.

     Our sales and marketing expenditures have been, and will continue to be, focused on accelerating the adoption of HPV testing worldwide and particularly in the United States. We have expanded our sales organization in the United States and increased our investment in physician education and direct-to-consumer awareness campaign activities. In fiscal 2006, we increased our sales and marketing expenditures to capitalize on the growing acceptance of our HPV test products by physicians, laboratories and health insurance providers, and we expect to continue to invest heavily in such sales and marketing programs over the next several quarters.
     We expect to increase the size of our investment in research and development activities during fiscal 2007 with particular investment in the development of our next generation platforms and other research and development programs primarily related to HPV testing.
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
     Although we anticipate increasing our expenditures as described above, we anticipate that factors such as increased revenue will offset the impact such increased expenditures would have on our operating profits. We expect to generate operating profits in fiscal 2007; however, there can be no assurance that we will meet this goal.

Results of Operations

	Fiscal 2006	% change	Fiscal 2005	% change	Fiscal 2004
			(in thousands)
Total revenue	$152,888	33%	$115,142	28%	$90,161
Product sales	150,828	33%	113,219	28%	88,815
HPV test product revenue	134,361	38%	97,437	31%	74,581
Cost of product sales	21,888	9%	20,128	20%	16,717
Gross margin (1)	85%	4%	82%	1%	81%
Royalty and technology expense	$7,572	40%	$5,394	216%	$1,705

(1)	We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology expense, as a percentage of product sales for the period.
Comparison of Fiscal Year Ended June 30, 2006 to Fiscal Year Ended June 30, 2005
     Product sales in fiscal 2006 increased 33% to approximately $152,888,000 as compared to approximately $115,142,000 in fiscal 2005. The increase was due primarily to a 38% growth in sales of our HPV test products to approximately $134,361,000. The majority of the growth in our HPV test product revenue was in the United States, which increased 45% to approximately $111,746,000, and in Europe, which increased 5%, to approximately $16,394,000. In the combined Latin America and Asia Pacific region, HPV test product revenue increased 38%, to approximately $6,220,000; the net impact of foreign exchange rate fluctuations on product sales was immaterial for the fiscal years ended June 30, 2006 and 2005. In the United States, growth in our HPV test product sales resulted from increased acceptance of our Digene HPV Test for adjunctive cervical cancer screening with a Pap test for women age 30 and older (also marketed as the DNAwithPap™ Test). We believe the growth was due in part to our physician and patient education activities and our direct-to-consumer marketing campaign.
     Other revenues primarily include research and development contract revenues, equipment rental, extended warranty and training services revenues. Other revenues increased 7% in fiscal 2006 to approximately $2,060,000 from approximately $1,923,000 in fiscal 2005. The increase in other revenues in fiscal 2006 is largely due to an 84% increase in miscellaneous revenues to approximately $577,000, which consists primarily of extended warranty revenue.
     Cost of product sales in fiscal 2006 increased 9% to approximately $21,888,000 as compared to approximately $20,128,000 in fiscal 2005 primarily due to increased product sales volume. For fiscal 2006, cost of product sales included approximately $620,000 of stock compensation expense. Gross margin on product sales increased to 85% in fiscal 2006 from 82% in fiscal 2005. The increase in gross margin percentage in fiscal 2006 was the result of a shift in product mix from lower margin products to higher margin HPV test products, as well as decreased manufacturing overhead costs as a percentage of product sales and improved operational efficiencies.
     Royalty and technology expense increased 40% to approximately $7,572,000 in fiscal 2006 from approximately $5,394,000 in fiscal 2005. The increase in fiscal 2006 related primarily to increased product sales and to a lesser extent by increased royalties under new license agreements. This increase was partially offset by the expiration of an exclusively licensed patent.
     Research and development expenses increased 38% in fiscal 2006 to approximately $17,922,000 or 12% of total revenues from approximately $12,964,000 or 11% of total revenues in fiscal 2005. The increase in expenditures was due primarily to an increase in personnel costs of 19% to approximately $7,028,000; a 100% increase in professional services to approximately $5,366,000; payment relating to a marketing and distribution agreement for new products; and a license fee for intellectual property, of $500,000. The increase in personnel costs included approximately $435,000 of stock compensation expense. The increase in professional services was due largely to increased efforts in conjunction with our products under development including our specimen preparation system and our next generation automation technology.
     Our core research efforts for next-generation technologies include programs for improved molecular diagnostic assay systems for detection of HPV and other targets in the area of women’s cancers and infectious diseases and research on our next generation nucleic acid detection technology. In fiscal 2006, research and development activities were concentrated on platform technology, including adaptations of such technology, and improvements to our diagnostic test and equipment products. We focused on four areas: (1) core research efforts for next generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) support of regulatory submissions seeking approval to market our existing products with procedural improvements and/or for additional uses and indications in the U.S. and abroad. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.
     We continue to develop products that will enable HPV genotyping. We signed an agreement for preliminary development of a high risk HPV genotyping assay for the European market. In addition, our collaborative product development and commercialization agreement with PATH (Program for Appropriate Technology in Health) continues. Under that collaboration, we are preparing for clinical trials of a rapid batch HPV test for resource-constrained countries. We expect to have a prototype for initial clinical evaluation during calendar 2006.
     Product development activities are currently focused on simplifying and improving the efficiency of cervical specimen processing procedures, and thereby increasing test throughput. These development efforts include a new batch preparation method for processing liquid-based cytology specimens for HPV testing. In support of this new method, we collected data to support a pre-market approval supplement (PMAS) for hc2 high-risk HPV testing of specimens collected with the ThinPrep® test (in PreservCyt® solution) (Cytyc Corporation) submitted to the FDA in June 2006. Work is also progressing on a specimen preparation system to automate processing of cervical specimens. This specimen preparation system is being developed to provide clinical laboratories with a streamlined means to prepare samples for transfer to our Rapid Capture® System and is expected to be commercialized in calendar year 2007.
     We remain active in our efforts to expand HPV testing capabilities for additional liquid-based cytology media, including the SurePath® test’s collection and preservative medium (TriPath Imaging). The FDA is currently reviewing TriPath’s PMAS supporting the use of SurePath specimens with the hc2 High Risk HPV DNA Test® that was submitted to the FDA in December 2005. Other activity relevant to this program remains ongoing as part of the continued collaboration between TriPath Imaging and us.
     In April 2006, we entered into an exclusive worldwide marketing and distribution agreement with Asuragen, Inc. for the marketing and distribution of Asuragen’s Signature® cystic fibrosis screening products. The Asuragen products utilize the Luminex® xMAP® technology.

     On June 30, 2006 we entered into a non-exclusive sublicense agreement with Abbott Laboratories pursuant to which we obtained sublicense rights under a U.S. patent and foreign counterparts that generally disclose and claim certain inventions characterized as “Multiplex Genomic DNA Amplification for Deletion Detection.” We anticipate this technology may be important in future multiplex applications.
     Selling and marketing expenses increased 37% in fiscal 2006 to approximately $62,815,000 or 41% of total revenues from approximately $45,933,000 or 40% of total revenues in fiscal 2005. For fiscal 2006, selling and marketing expenses included approximately $1,470,000 of stock compensation expense. The increase in fiscal 2006 was due primarily to personnel costs, which increased 40% to approximately $26,888,000; marketing program expenses, which increased 44% to approximately $16,548,000; and facility, overhead and travel expenses, which increased 51% to approximately $11,888,000. The increase in personnel costs and facility, overhead and travel expenses is due largely to increasing the size of our physician sales force, a program we began during fiscal 2005. The increase in marketing program expenses is the result of a direct-to-consumer awareness campaign implemented during fiscal 2005 and continued throughout fiscal 2006. Costs associated with the direct-to-consumer awareness campaign were approximately $7,000,000 for fiscal 2006 and approximately $4,000,000 for fiscal 2005.
     Virtually all of the increase in our selling and marketing expenses for fiscal 2006 was incurred in the United States, which increased 58% to approximately $48,641,000, over the corresponding period in fiscal 2005, as we expanded our direct sales and marketing activities, including our physician and patient education activities directed toward increasing sales of our HPV test products.
     General and administrative expenses increased 30% in fiscal 2006 to approximately $26,294,000 or 17% of total revenues from approximately $20,265,000 or 18% of total revenues in fiscal 2005. For fiscal 2006, general and administrative expenses included approximately $3,156,000 of stock compensation expense; an increase in personnel costs of 21% to approximately $10,281,000; and an increase in professional services of 7% to approximately $7,135,000. The increase in professional services is due to increased patent and other legal expenses incurred in fiscal 2006, partially offset by a decrease in litigation expenses associated with the Georgetown and Enzo patent litigation settlements in fiscal 2005 and early fiscal 2006.
     The majority of the increase in general and administrative expenses for fiscal 2006 was incurred in the United States, which increased 44%, to approximately $18,827,000.
     Patent litigation settlements relate to the settlement with Enzo, for which $14,000,000 was recorded in fiscal 2005, and with Georgetown, for which a charge of $7,500,000 was recorded in fiscal 2005, each based on a Settlement and License Agreement. Please see “Liquidity and Capital Resources” below for descriptions of the Enzo and Georgetown settlements.
     Interest income increased 372% to approximately $3,808,000 in fiscal 2006 from approximately $808,000 in fiscal 2005. The increase was due to higher cash, cash equivalents and short-term investment balances, primarily generated from our common stock offering in November 2005, as well as higher interest rates in fiscal 2006 compared to fiscal 2005.
     Interest expense increased to approximately $803,000 in fiscal 2006 compared to approximately $37,000 in fiscal 2005. The increase was due to the Gaithersburg facility lease obligation, which is more fully described below.
     Other income was approximately $48,000 in fiscal 2006 compared to approximately $116,000 in fiscal 2005. The balances in both periods are primarily based on foreign exchange rate fluctuations causing transaction gains and losses.

     Minority interest decreased 60% to approximately $142,000 in fiscal 2006 compared to approximately $353,000 in fiscal 2005. Minority interest represents the Digene do Brasil LTDA minority partner’s share of the gains and losses of the subsidiary.
     We recognized an income tax provision of approximately $10,773,000 in fiscal 2006 and an income tax benefit of approximately $2,573,000 in fiscal 2005. In fiscal 2006 and 2005 we recognized approximately $6,074,000 and $4,283,000, respectively, of foreign operating losses before income tax from certain European operations that did not generate an income tax benefit due to a full valuation allowance recorded against foreign deferred tax assets, including additional deferred tax assets created by current year foreign tax losses. We had total U.S. net operating loss carryforwards of approximately $105,900,000 and $113,394,000, respectively, as of June 30, 2006 and June 30, 2005. We also had foreign net operating loss carryforwards of approximately $24,898,000 and $22,181,000 as of June 30, 2006 and June 30, 2005, respectively. Based upon both recent historical financial results and projected future operating performance, we believe that we will be able to utilize our U.S. net operating loss carryforwards arising from the exercise of stock options against future taxable income. As a result, for fiscal 2006, we released approximately $40,715,000 of our valuation allowance. Pursuant to recently adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment” (Statement 123(R)), the benefits were reflected as a direct increase to stockholders’ equity, but only to the extent that the deductions reduce taxes payable. The approximately $34,081,000 unrecognized balance as of June 30, 2006, is reflected as an offsetting reduction of both deferred tax assets and valuation allowance on the Consolidated Balance Sheets; this unrecognized balance is available for utilization in future years, subject to expiration. Further, we have retained a full valuation allowance related to foreign net operating losses and certain U.S. tax credits. Should realization of these benefits become more likely than not, a significant portion of the benefit will be reflected as an increase to Consolidated Statements of Operations.
     At June 30, 2006, we had two stock-based employee compensation plans, one stock-based non-employee compensation plan, and one stock-based director compensation plan, which are described more fully in Note 7 of the Notes to our Consolidated Financial Statements included in this Form 10-K Report. As of March 2006, we only have the ability to issue stock-based compensation to employees under one of the employee compensation plans, as the other expired on March 26, 2006. Prior to July 1, 2005, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). We account for equity instruments issued to non-employees in accordance with Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Effective July 1, 2005, we adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method.
     Under the modified-prospective-transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, our income before income taxes and net income for fiscal 2006, are approximately $5,681,000 and $2,495,000 lower, respectively, than if we had continued to account for shares-based compensation under Opinion 25. Basic and diluted earnings per share for fiscal 2006 are each $0.11 lower, than if we had continued to account for share-based compensation under Opinion 25. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2006 is approximately $7,042,000 and is expected to be recognized over a weighted-average life of approximately two years.
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
Comparison of Fiscal Year Ended June 30, 2005 to Fiscal Year Ended June 30, 2004
     Product sales in fiscal 2005 increased 28% as compared to fiscal 2004. The increase was due primarily to a 31% growth in sales of our HPV test products to approximately $97,437,000. An increase of 21% in equipment sales, to approximately $6,565,000, also contributed to the increase in product sales. The majority of the growth in our HPV test product revenue was in the United States, which increased 34% to approximately $77,301,000, and in Europe, which increased 21%, to approximately $15,613,000. In the United States, most of the growth in our HPV test product sales was from increased acceptance of our Digene HPV Test (also marketed as the DNAwithPap Test in the United States) for adjunctive cervical cancer screening with a Pap test for women age 30 and older, an indication approved by the U.S. Food and Drug Administration (FDA) in March 2003. We believe the continued growth was also due in part to our direct-to-consumer marketing campaign which began in fiscal 2005. The increase in revenues from equipment sales primarily related to sales of our Rapid Capture System following the May 2004 FDA approval of the use of such automated system to perform our diagnostic tests. The growth in product sales in Europe related to the success of our subsidiary operating companies and distributor operations benefiting from our coordinated sales and marketing programs, public awareness campaigns and government education efforts. The net impact of foreign exchange rate fluctuations on product sales was immaterial for the fiscal years ended June 30, 2005 and 2004, respectively.
     Other revenues primarily included research and development contract revenues, equipment rental revenues and licensing revenues. Other revenues increased 43% in fiscal 2005 to approximately $1,923,000 from approximately $1,346,000 in fiscal 2004. The increase in other revenues in fiscal 2005 was largely due to a 29% increase in research and development contract revenues to approximately $731,000, and a 149% increase in miscellaneous revenue to $313,000, which consists primarily of extended warranty revenue.
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
     Royalty and technology expense increased 216% to approximately $5,394,000 in fiscal 2005 from approximately $1,705,000 in fiscal 2004. The increase in fiscal 2005 was primarily due to increased royalty expenses, on net sales of our products based on a Settlement and License Agreement with Enzo effective October 1, 2004, under which we pay Enzo royalties on net sales of products covered by the license grant. The increase was also due to a charge of $750,000 accrued during the quarter ended September 30, 2004 relating to a non-exclusive license to Institut Pasteur’s intellectual property concerning the Hepatitis B virus genome and the reversal of approximately $535,000 of accrual during fiscal 2004 based on the expectation that a specific royalty accrual would not materialize. Please see “Liquidity and Capital Resources” below for a description of the Enzo settlement.
     Research and development expenses increased 21% in fiscal 2005 to approximately $12,964,000 or 11% of total revenues from approximately $10,744,000 or 12% of total revenues in fiscal 2004. The increase in expenditures was due primarily to a 17% increase in personnel costs to approximately $5,919,000, an increase in professional services of 36% to approximately $2,608,000, and an increase in license fees to $402,000. The increase in professional services was due largely to costs paid to a vendor for development of the sample preparation workstation, clinical evaluations for processing liquid-based cytology, and costs incurred for the preparation of compliance with the European Union In Vitro Diagnostic Directive regulations for our Rapid Capture System and related accessories, for which compliance was obtained in the last quarter of fiscal 2005. The majority of the license fees relate to a supply and license agreement we entered into in fiscal 2005 to develop certain next-generation products.
     Our research and development activities focused on our platform technology, including substantial modifications of the design or capabilities of our products and equipment offerings. Because our research and development expenditures tend to benefit multiple product offerings, we do not track and maintain research and development expenses on a per-product or per-disease target basis.
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
     Selling and marketing expenses increased 32% in fiscal 2005 to approximately $45,933,000 or 40% of total revenues from approximately $34,918,000 or 39% of total revenues in fiscal 2004. The increase in fiscal 2005 was due primarily to personnel costs, which increased 45% to approximately $14,775,000; marketing program expenses, which increased 63% to approximately $11,531,000; and facility and overhead costs, including travel, which increased 29% to approximately $9,875,000. The increase in personnel costs was due largely to increasing the size of our physician detailing sales force for which we began hiring extensively in the middle of fiscal 2005. The increase in marketing program expenses was the result of a direct-to-consumer awareness campaign implemented during the quarter ended March 31, 2005. These increases were partially offset by a 12% decrease in agency fees to approximately $4,800,000, for our physician detailing arrangement with PDI, Inc. From fiscal 2003 until fiscal 2005, PDI recruited and administered a Digene-specific physician education sales organization dedicated to educating physicians about the benefits of The Digene HPV Test in the United States.
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
     General and administrative expenses increased 5% in fiscal 2005 to approximately $20,265,000 or 18% of total revenues from approximately $19,298,000 or 20% of total revenues in fiscal 2004. The increase was due primarily to personnel costs, which increased 20% to approximately $8,795,000 and an 18% increase in facility and overhead costs to approximately $3,198,000. These increases were partially offset by a 13% decrease in professional services, to approximately $6,632,000. The decrease in professional services was due largely to a decrease in legal fees, which decreased 28% to approximately $4,380,000, partially offset by an increase in accounting fees, which increased 56% to approximately $1,399,000.

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
     Other expense was approximately $116,000 in fiscal 2005 and other income was approximately $163,000 in fiscal 2004. The balances in both periods were primarily based on foreign exchange rate fluctuations causing transaction gains and losses.
     Minority interest was approximately $353,000 in fiscal 2005. Minority interest represents the Digene do Brasil LTDA minority partner’s share of the gains and losses of the subsidiary.
     The net income tax benefit of approximately $14,325,000 in fiscal 2004 was primarily related to the partial release of the valuation allowance previously established against our deferred tax assets. We released approximately $14,900,000 of valuation allowance in the fourth quarter of fiscal 2004 recorded against U.S deferred tax assets which was the estimated amount to be utilized in the foreseeable future. Based upon projected future operating performances, despite fiscal 2005 operating losses, we believed that we would be able to utilize a portion of our net operating loss carryforward against future taxable income. Accordingly, we recognized an income tax benefit of approximately $2,573,000 in fiscal 2005. However, we recognized approximately $4,283,000 of foreign operating losses before income tax from European operations during fiscal 2005 that did not generate an income tax benefit due to a full valuation allowance recorded against foreign deferred tax assets, including additional deferred tax assets created by current year foreign tax losses. As of June 30, 2005 and June 30, 2004, we had total U.S. net operating loss carryforwards of approximately $113,394,000 and $115,851,000, respectively. We also had foreign net operating loss carryforwards of approximately $22,181,000 and $18,543,000 as of June 30, 2005 and June 30, 2004, respectively. For fiscal 2005 and 2004, we maintained a valuation allowance against the potential tax benefits from the exercise of stock options as realization of these benefits were not more likely than not at such time and the amounts were expected to expire unused. Should realization of these benefits become more likely than not, the benefit will be reflected as a reclassification to stockholders’ equity. Further, we maintained a valuation allowance related to foreign net operating loss; should realization of these benefits become more likely than not, the benefit will be reflected as an increase to Consolidated Statement of Operations.

Liquidity and Capital Resources
     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $53,874,000 at June 30, 2006. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At June 30, 2006, we had cash, cash equivalents and short-term investments aggregating approximately $139,257,000. We had positive cash flows from operations of approximately $26,028,000 for the year ended June 30, 2006, compared to positive cash flows from operations of approximately $2,564,000 for the year ended June 30, 2005. The increase in positive cash flows from operations was largely driven by the improvement from a net loss of approximately $8,167,000 in fiscal 2005 to net income of approximately $8,439,000 in fiscal 2006. The cash flows from operations for fiscal 2006 also included $7,500,000 in payments to Georgetown, further described below.
     Net cash used in investing activities for fiscal 2006 of approximately $112,938,000 included $112,285,000 of revolving maturities of short-term investments. Approximately $9,075,000 of capital expenditures was largely used for the Gaithersburg facility. Through fiscal 2007, we expect to spend up to $2,000,000 of working capital as we further expand our Gaithersburg facility.
     On November 15, 2005, we and Armonk Partners, a significant stockholder, entered into an Underwriting Agreement with J.P. Morgan Securities Inc., as representative of the underwriters identified therein (the “Underwriting Agreement”) with respect to the sale of up to 2,000,000 shares of Common Stock by us and up to 1,000,000 shares of Common Stock by Armonk Partners. The Underwriting Agreement granted an option to the underwriters to purchase up to an additional 450,000 shares of Common Stock (300,000 shares by us and 150,000 shares by Armonk Partners) to cover over-allotments, if any. The public offering, pursuant to our effective shelf registration statement, closed on November 18, 2005 with the sale of all initially offered shares of Common Stock. On December 14, 2005, the sale of the shares subject to the over-allotment option was closed following the exercise in full by the underwriters of the over-allotment option. Our net proceeds from the public offering were approximately $60,079,000 after expenses of approximately $457,000 and underwriters’ commissions.
     On October 13, 2004 we entered into a Settlement and License Agreement to settle our patent litigation with Enzo. Under the Agreement with Enzo, we received an irrevocable, non-exclusive, royalty-bearing worldwide license under identified Enzo patents. We made an initial payment to Enzo of $16,000,000, of which $2,000,000 was used to offset future royalty payments under the terms of the Agreement, resulting in a one-time pre-tax charge of $14,000,000 in patent settlement expense. We also agreed to pay Enzo royalties on future net sales of products covered by the license grant, which royalties were guaranteed at a minimum of $2,500,000 for the first annual period (October 1, 2004 to September 30, 2005) and will be guaranteed at minimums of at least $3,500,000 for each of the next four annual periods. We are obligated to make such guaranteed minimum payments in such first five annual periods under the Enzo Agreement. Our obligation to make royalty payments will end on April 24, 2018, unless earlier terminated in accordance with the terms of the Enzo Agreement.
     On July 12, 2005 we entered into a Settlement and License Agreement with Georgetown. Under the Agreement with Georgetown, we were granted irrevocable, worldwide, exclusive, royalty-bearing licenses with the right to grant sublicenses under two Georgetown patents, as well as corresponding foreign patents and patent applications. Under the Georgetown Agreement, we made an initial payment of $3,750,000 in July 2005, and we made a second payment of $3,750,000 to Georgetown in October 2005. We recorded a pre-tax charge for this $7,500,000 in settlement expense in our fiscal 2005 fourth quarter results. Digene also pays Georgetown royalties on future net sales of products covered by the license grants. Our obligation to make royalty payments on one of the Georgetown patents will end on

October 15, 2008 and for the other Georgetown patent on July 1, 2014, unless earlier terminated in accordance with the terms of the Georgetown Agreement.
     We lease a facility in Gaithersburg, Maryland, comprising a total of 111,000 square feet for our corporate headquarters and manufacturing operations pursuant to a Lease Agreement dated March 2, 1998 between Digene and ARE-Metropolitan Grove I, LLC, as landlord (the “Landlord”), as amended (the “Lease”). On November 15, 2005, we executed the Fourth Amendment to Lease (the “Amendment”). The Amendment provides for us to expand the rented premises to 143,585 rentable square feet. The additional space will be used for manufacturing and research and development space. Under the Amendment, the Landlord and we are contributing financing to fund the expansion construction and outfitting, for which construction is expected to be substantially completed by September 20, 2006. In addition, the initial term of the Lease has been extended until ten years after the earlier of substantial completion of the expansion work or September 20, 2006.
     Prior to the Amendment, we had historically accounted for the Lease as an operating lease. Under the Amendment we became responsible for a portion of the construction costs and were deemed to be the owner of the Gaithersburg facility for accounting purposes during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” During the quarter ended December 31, 2005, upon execution of the Amendment, we capitalized $21,400,000 to record the estimated fair value of the current building facility and recognized a related lease obligation of approximately $20,700,000. In accordance with accounting guidance, the portion of the Lease related to ground rent will continue to be treated as an operating lease. Amounts paid by us for the construction have been recorded as construction in progress. Upon completion of construction, the Lease will be accounted for as a financing in accordance with Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” and we will, accordingly, continue to record the existing facility and expanded area as a capital asset. In addition, amounts paid for the expansion by the Landlord will increase the lease obligation as the project is funded. This change in accounting treatment has no impact on our cash flow or total expense over the Lease term; however, it results in the acceleration of expense from the later years of the Lease to the earlier years of the Lease. The impact of this acceleration on fiscal 2006 pre-tax earnings was approximately $700,000.
     We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to expand our Gaithersburg facility, as well as increasing accounts receivable as a result of expected revenue growth. We have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect our existing capital resources will be adequate to fund our operations for the foreseeable future. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products; the effectiveness of our sales and marketing activities; our progress in product development efforts and the magnitude and scope of such efforts; our success in increasing and maintaining customer relationships; our ability to receive additional regulatory approvals for our product offerings; the cost and timing of expansion of our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competitive market developments; and execution and integration of strategic transactions. To the extent our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, which could include public offerings of our securities using our effective shelf registration statement, strategic alliances with corporate partners and others, or through other sources. Other than an equipment leasing facility with ePlus Group, Inc., for which we have used approximately $673,000 of a $1,000,000 total commitment, and the Gaithersburg facility Lease Amendment, we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations would be materially adversely affected.
     We have summarized below our material contractual obligations as of June 30, 2006 (in thousands):

		Less than One
Contractual		Year	One to Three Years	Four to Five Years	After Five Years
Obligations	Total	(Fiscal 2007)	(Fiscal 2008-2010)	(Fiscal 2011-2012)	(After Fiscal 2013)
Long-term debt	$567	$117	$450	$—	$—

Operating leases	3,533	1,005	1,733	629	166

Purchase obligations	3,975	2,725	1,250	—	—

Gaithersburg lease obligations	42,952	4,041	11,892	8,368	18,651

Minimum royalty payments	12,608	2,108	10,500	—	—

Total contractual cash obligations	$63,635	$9,996	$25,825	$8,997	$18,817
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Such accounting principles require that our management make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our actual results could differ materially from those estimates. The items in our consolidated financial statements that have required us to make significant estimates and judgments are as follows:
•	Inventory. Our inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates actual cost. We also record provisions for inventories which may not be salable due to anticipated trends in sales volume and/or pricing, product expiration, and our estimates of net realizable value. These provisions are determined based on significant estimates.

•	Revenue recognition. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. We establish allowances for estimated uncollectible amounts, product returns and discounts based on historical default rates and specifically identified problem accounts, as well as, we provide a reserve of approximately two percent of product sales for future warranty costs.

•	Accounting for employee stock options. Prior to July 1, 2005, we accounted for stock-based compensation plans under the recognition and measurement provisions of Opinion 25, and related interpretations, as permitted by Statement 123. Effective July 1, 2005, we adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model through June 30, 2004 and a trinomial lattice option-pricing fair value model thereafter (using the dividend yield, expected volatility, risk-free interest rate, expected life of the option term and forfeiture rate variables).

•	Income taxes. We provide for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Realization of total deferred tax assets is contingent upon the generation of future taxable income. For our fiscal year ended June 30, 2004, we recognized an income tax benefit of $14,325,000 primarily related to the reversal of a portion of the valuation allowance previously established for our U.S. deferred tax asset. Due to the uncertainty of realization of these tax benefits, in fiscal 2004 and 2005 we retained a valuation allowance against the U.S. net operating loss carryforwards related to the exercise of stock options as well as other U.S. net operating loss carryforwards and tax credits expected to expire unused. We also recorded a valuation allowance against foreign net operating loss carryforwards expected to expire unused. For our fiscal year ended June 30, 2006, we have released the valuation allowance related to U.S. net operating loss carryforwards related to the exercise of stock options as management deems these carryforwards more likely than not to be realized. Pursuant to Statement 123(R), the benefits were reflected as a direct increase to stockholders’ equity, but only to the extent that the deductions reduce taxes payable. We have adopted the tax law method for determining the recognized benefit as we believe that this is the best method for recording recognized benefits under this approach, the recognized benefit is determined based on U.S. income tax return ordering rules and concepts. The approximately $34,081,000 unrecognized balance is reflected as an offsetting reduction of both deferred tax assets and valuation allowance on the Consolidated Balance Sheet; this unrecognized balance as of June 30, 2006, is available for utilization in future years, subject to expiration. In fiscal 2006 we retained a valuation allowance against the U.S. research and other tax credits as well as foreign net operating loss carryforwards expected to expire unused due to the uncertainty of realization of these tax benefits. We review our deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on recent historical financial trends and our estimates of future taxable income. Changes in our assessment of the need for a valuation allowance could give rise to a valuation allowance and an expense in the period of change. A significant portion of the remaining deferred tax asset valuation allowance, if released, will impact the Consolidated Statement of Operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the years ended June 30, 2004, 2005 and 2006. Interest rate exposure is primarily limited to the $139,300,000 of cash, cash equivalents and short-term investments owned by us as of June 30, 2006. Such investments are money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGENE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Digene Corporation
We have audited the accompanying consolidated balance sheets of Digene Corporation as of June 30, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digene Corporation at June 30, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for share-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digene Corporation’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
August 28, 2006

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). There are inherent limitations in the effectiveness of any internal controls over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders
Digene Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Digene Corporation maintained effective internal control over financial reporting as of June 30 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Digene Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digene Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digene Corporation as of June 30, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 of Digene Corporation and our report dated August 28, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
McLean, Virginia
August 28, 2006

DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,790	$8,805
Short-term investments	30,292	130,452
Accounts receivable, less allowance of approximately $288 and $363 at June 30, 2005 and 2006, respectively	20,296	27,665
Inventories, net	7,197	6,307
Prepaid expenses and other current assets	3,130	3,718
Deferred tax asset, current	2,038	4,275

Total current assets	78,743	181,222

Property and equipment, net	10,104	33,935
Deposits and other assets	2,237	5,981
Deferred tax asset, less current portion	15,761	10,748

Total assets	$106,845	$231,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,807	$10,716
Accrued expenses	11,996	11,030
Accrued payroll	5,836	11,190
Current portion of long-term debt and lease obligation	116	1,445

Total current liabilities	25,755	34,381

Deferred rent	763	246
Long-term debt, less current portion	572	450
Lease obligation, less current portion	—	19,323

Minority interest	353	440

Stockholders’ equity:
Preferred Stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 50,000,000 shares authorized, 20,037,253 and 23,243,586 shares issued and outstanding at June 30, 2005 and 2006, respectively	200	232
Additional paid-in capital	140,914	229,996
Accumulated other comprehensive income	601	692
Accumulated deficit	(62,313)	(53,874)

Total stockholders’ equity	79,402	177,046

Total liabilities and stockholders’ equity	$106,845	$231,886

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Year Ended June 30,
	2004	2005	2006
Revenues:
Product sales	$88,815	$113,219	$150,828
Other	1,346	1,923	2,060

Total revenues	90,161	115,142	152,888

Costs and expenses:
Cost of product sales	16,717	20,128	21,888
Royalty and technology	1,705	5,394	7,572
Research and development	10,744	12,964	17,922
Selling and marketing	34,918	45,933	62,815
General and administrative	19,298	20,265	26,294
Patent litigation settlements	-	21,500	-

Total costs and expenses	83,382	126,184	136,491

Income (loss) from operations	6,779	(11,042)	16,397

Other income (expense):
Interest income	459	808	3,808
Interest expense	(184)	(37)	(803)
Other income (expense)	163	(116)	(48)

Total other income (expense)	438	655	2,957

Income (loss) from operations before minority interest and income taxes	7,217	(10,387)	19,354

Minority Interest	-	(353)	(142)

Income (loss) from operations before income taxes	7,217	(10,740)	19,212

Provision for (benefit from) income taxes	(14,325)	(2,573)	10,773

Net income (loss)	$21,542	$(8,167)	$8,439

Basic net income (loss) per share	$1.13	$(0.41)	$0.39

Diluted net income (loss) per share	$1.04	$(0.41)	$0.38

Weighted average shares outstanding
Basic	19,144	19,965	21,769

Diluted	20,806	19,965	22,215

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balance at June 30, 2003	18,325	$183	$118,535	$(380)	$356	$(75,688)	$43,006
Comprehensive income:
Foreign currency translation, net of income tax expense of $174	–	–	–	–	261	–	261
Unrealized loss on available for-sale securities, net of income tax benefit of $53	–	–	–	–	(80)	–	(80)
Net income	–	–	–	–	-	21,542	21,542

Comprehensive income							21,723
Exercise of Common Stock options	1,559	15	20,883	-	-	-	20,898
Compensatory stock options earned by non-employees	–	–	219	217	-	–	436

Balance at June 30, 2004	19,884	$198	$139,637	$(163)	$537	$(54,146)	$86,063
Comprehensive loss:
Foreign currency translation	–	–	–	–	37	–	37
Unrealized gain on available for-sale securities, net of income tax benefit of $33	–	–	–	–	27	–	27
Net loss	–	–	–	–	–	(8,167)	(8,167)

Comprehensive loss							(8,103)
Exercise of Common Stock options	153	2	1,530	-	-	-	1,532
Compensatory stock options earned by non-employees	–	–	(253)	163	-	–	(90)

Balance at June 30, 2005	20,037	$200	$140,914	$–	$601	$(62,313)	$79,402
Comprehensive income:
Foreign currency translation	–	–	–	–	220	–	220
Unrealized loss on available for-sale securities, net of income tax benefit of $109	–	–	–	–	(129)	–	(129)
Net income	–	–	–	–	–	8,439	8,439

Comprehensive income							8,530
Exercise of Common Stock options	907	9	16,711	-	-	-	16,720
Public offering of Common Stock	2,300	23	60,056	–	–	–	60,079
Tax benefit from stock-based compensation in excess of book deductions	–	–	6,634	–	–	–	6,634
Stock-based compensation expense	–	–	5,681	–	-	–	5,681

Balance at June 30, 2006	23,244	$232	$229,996	$–	$692	$(53,874)	$177,046

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2004	2005	2006
Operating activities
Net income (loss)	$21,542	$(8,167)	$8,439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,914	4,490	4,767
Amortization of discount on note payable	36	-	-
Loss on disposal of fixed assets	178	260	209
Stock-based compensation expense	436	(89)	5,681
Deferred tax benefit	(14,899)	(2,867)	5,752
Minority interest	-	353	87
Changes in operating assets and liabilities:
Accounts receivable	(7,201)	(2,681)	(5,689)
Inventories	(1,036)	1,009	937
Prepaid expenses and other current assets	(203)	(781)	(535)
Deposits and other assets	(190)	(89)	(232)
Accounts payable	(2,066)	2,174	2,875
Accrued expenses	304	8,204	6,456
Accrued patent litigation settlement	-	-	(7,500)
Accrued payroll	1,205	464	5,298
Deferred rent	44	284	(517)

Net cash provided by operating activities	2,064	2,564	26,028
Investing activities
Purchases of short-term investments	(52,712)	(23,900)	(212,648)
Sales and maturities of short-term investments	34,335	38,308	112,285
Capital expenditures	(6,139)	(5,218)	(9,075)
Purchase of intangibles	-	-	(3,500)

Net cash provided by (used in) investing activities	(24,516)	9,190	(112,938)
Financing activities
Net proceeds from issuance of Common Stock	-	-	60,079
Exercise of Common Stock options	20,898	1,532	16,720
Excess tax benefits from stock based compensation	-	-	3,733
Principal payments of long-term debt	(2,684)	(1,459)	(603)

Net cash provided by financing activities	18,214	73	79,929

Effect of currency translations	435	(117)	(4)
Net increase (decrease) in cash and cash equivalents	(3,803)	11,710	(6,985)
Cash and cash equivalents at beginning of year	7,883	4,080	15,790

Cash and cash equivalents at end of year	$4,080	$15,790	$8,805

Supplemental cash flow information
Interest paid	$163	$46	$803

Income taxes paid	$345	$202	$298

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
In June 1996, the Company entered into a joint venture agreement with a Brazilian national to establish Digene do Brasil LTDA, a majority-owned subsidiary of the Company.
In April 2002, the Company established a wholly-owned subsidiary, Digene UK (Holdings) Limited, as a holding company for most of its European subsidiaries. Digene UK (Holdings) Limited owns all the outstanding shares of Digene (UK) Limited, Digene Deutschland GmbH, Digene (France) SAS and Digene Italia s.r.l., which were organized in April, May, August and October 2002, respectively, and of Digene Diagnostics S.L. (Spain), which was organized in June of 2003. In July 2002, the Company also organized Digene (Switzerland) Sarl, all of the outstanding shares of which are owned by Digene. Through these newly formed entities and the use of local distributors and agents, Digene markets and distributes the Company’s products throughout Europe.
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
Foreign Currencies
The local currency is the functional currency for all of the Company’s international subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to a component of other comprehensive income (loss). Certain transaction gains and losses on intercompany activity for which settlement is not planned in the foreseeable future are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the accompanying balance sheets.
Cash and Cash Equivalents
Cash equivalents, which are stated at cost, consist of highly liquid investments with original maturities of three months or less. Substantially all cash equivalents are held in short-term money market accounts with large highly rated financial institutions.

Short-Term Investments
Short-term investments consist of corporate and various government agency debt securities, which mature in one year or less. Management classifies the Company’s short-term investments as available-for-sale. Such securities are stated at market value, with any material unrealized holding gains or losses reported, net of any tax effects, as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized as interest income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with highly rated financial institutions.
Trade Receivables
Trade receivables are reported in the Consolidated Balance Sheets at outstanding principal less any charge offs and the allowance for doubtful accounts. The Company charges off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and management’s expectations of losses. Losses have historically been minimal and within management’s expectations. As of June 30, 2005 and 2006, the Company had an allowance for doubtful accounts of approximately $288,000 and $363,000, respectively.
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
Fair Value of Financial Instruments
The fair value of the Company’s accounts receivable, other current assets, accounts payable and accrued liabilities approximate their carrying amount due to the relatively short maturity of these items. The fair value of debt approximates its carrying amount as of June 30, 2005 and 2006 based on rates currently available to the Company for debt with similar terms and maturities.
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

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates actual cost. The estimated reserve is based on management’s review of inventories on hand compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence.
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
Intangible Assets
Intangible assets, which are included in deposits and other assets in the Consolidated Balance Sheets, include assets that arose from the Company’s acquisition of Viropath B.V. in 1998. The excess of the purchase price over the identifiable tangible net assets acquired of approximately $1.5 million was amortized on a straight-line basis over ten years until June 2002. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon the adoption of SFAS No. 142 and annually thereafter. Accumulated amortization expense approximated $600,000 as of June 30, 2005 and 2006.
In June 2006, the Company acquired a non-exclusive sublicense from Abbott Laboratories under a U.S. patent and foreign counterparts for a license fee of $3.5 million. The asset acquired will be amortized on a straight-line basis over 7 years.
Intangible assets deemed to have an indefinite useful life are reviewed for impairment in the fourth quarter of each fiscal year or when events or changes in circumstances indicate that the asset may be impaired. The Company reviewed the value of the intangible assets in the fourth quarter of fiscal year 2005 and 2006 and did not note any circumstances which would warrant an adjustment to the recorded value.
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

Minority Interest
Minority interest represents the Digene do Brasil LTDA minority partner’s share of the gains and losses of the subsidiary.
Revenue Recognition
The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenues from product sales are recognized upon delivery, which is usually upon shipment. Allowances are established for estimated uncollectible amounts, product returns and discounts. In addition, the Company provides a reserve of approximately two percent of product sales for future warranty costs and recognizes this reserve over one year, which is the standard warranty period for a majority of its system components. At June 30, 2005 and 2006, this warranty reserve was approximately $1,137,000 and $1,503,000, respectively, and, historically, the warranty costs have been within management estimates.
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
Shipping Costs
The Company’s shipping and handling costs, net of amounts billed to customers, are included in cost of product sales and totaled $1,574,000, $1,832,000 and $1,742,000 for the years ended June 30, 2004, 2005, and 2006, respectively.
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
Selling and Marketing
In some cases, the Company has provided instrumentation to customers, to which the Company retains title without requiring customers to purchase the equipment or enter into an equipment lease or rental contract. The costs associated with these instruments are capitalized and charged to selling and marketing on a straight-line basis over the estimated useful life of the instrument, which ranges from three to five years. During the years ended June 30, 2004, 2005 and 2006, these costs were $2,616,000, $2,829,000 and $1,979,000 respectively. The costs to maintain these systems are charged to operations as incurred.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $871,000, $4,434,000 and $7,730,000 during the years ended June 30, 2004, 2005 and 2006, respectively.
Income Taxes
The Company provides for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized.
Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). SFAS No. 128 requires the Company to present basic and diluted income (loss) per share. The Company’s basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of Common Stock outstanding during all periods presented. The Company’s diluted income (loss) per share is calculated by dividing net income (loss) available to Common Stock holders by the weighted average number of common shares outstanding after giving effect to all potential common shares that were outstanding during the period. Potential common shares are not included in the computation of diluted earnings per share if they are antidilutive. The Company considers common shares equivalent from the exercise of stock options in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method.
Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. For the periods ended June 30, 2005 and 2006, there were no common shares issued for nominal consideration.
Comprehensive Income (Loss)
SFAS No. 130, “Reporting Comprehensive Income,” requires the presentation of comprehensive income or loss and its components as part of the consolidated financial statements. The Company’s comprehensive income (loss) includes net income (loss) as well as additional other comprehensive net income (loss). For the years ended June 30, 2004, 2005 and 2006 other comprehensive income (loss) included gains and losses on intercompany transactions with foreign subsidiaries considered long-term investments, translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar, and unrealized holding gains and losses on available-for-sale investments. The unrealized holding gains and losses on available-for-sale investments are reflected net of tax.
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
The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation. The reported and pro forma net income and net income per share for the year ended June 30, 2006 are the same because stock-based compensation expense is calculated under the provisions of Statement 123(R). The amounts for the year ended June 30, 2006 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the previous fiscal years:

	Year Ended June 30,
(in thousands, except for per share data)	2004	2005	2006

Net income (loss), as reported	$21,542	$(8,167)	$8,439
Add: Stock-based non-employee compensation expense (income) included in reported net income (loss), net of taxes	436	(54)	—
Deduct: Stock-based employee compensation expense as if Statement 123 had been applied to all grants	(6,898)	(19,298)	—

Pro forma net income (loss)	$15,080	$(27,519)	$8,439

Net income (loss) per share:
Basic – as reported	$1.13	$(0.41)	$0.39
Basic – pro forma	$0.79	$(1.38)	$0.39
Diluted – as reported	$1.04	$(0.41)	$0.38
Diluted– pro forma	$0.73	$(1.38)	$0.38
Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement 123 and, in periods prior to July 1, 2005, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model through June 30, 2004 and a trinomial lattice option-pricing fair value model thereafter. The following weighted-average assumptions were used and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

	Year Ended June 30,
	2004	2005	2006
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	78%	76%	74%
Risk-free interest rate	3.7%	4.0%	4.2%
Expected life of the option term (in years)	5.9	5.4	4.2
Forfeiture rate	8.0	5.4	5.7
Dividend Yield – The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Expected Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility since its initial public offering to estimate expected volatility because the current business strategy, which is not expected to change materially, is fundamentally consistent with past strategy. Excluding the first year, during which there is inadequate data to calculate annual volatility, the volatility has averaged 76%, with a high and low value of 81% and 69%, respectively.
Risk-Free Interest Rate – This is the U.S. Treasury rate for the week of each stock option grant during the quarter having a term that most closely resembles the expected life of the stock option.

Expected Life of the Stock Option Term – This is the period of time that the stock options granted are expected to remain unexercised. Stock options granted during the fiscal year have a maximum term of seven years. The Company estimates the expected life of the stock option term using a lattice model with inputs regarding estimated exercise behavior that are consistent with actual past behavior for similar stock options.
Forfeiture Rate – This is the estimated percentage of stock options granted and expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data ranging anywhere from one to three years with further consideration given to the class of employees to whom the options were granted.
On March 7, 2005, the Compensation Committee (the Committee) of the Company’s Board of Directors approved the acceleration of vesting of “underwater” unvested stock options held by certain current employees, including executive officers. Stock options held by non-employee directors were not included in such acceleration. A stock option was considered “underwater” if the option exercise price was greater than or equal to $32.35 per share. As such, the Company fully vested options to purchase 622,202 shares of the Company’s Common Stock. The Company took this action primarily to avoid recognizing compensation cost in future financial statements when Statement 123(R) became effective, in the first quarter of the Company’s 2006 fiscal year.
For pro forma disclosure requirements set forth above under Statement 123, during the period ended June 30, 2005, the Company recognized $8.5 million of additional stock-based compensation for all options for which vesting was accelerated.
The effect of applying Statement 123 on a pro forma net loss as stated above is not likely to be representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future years. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.
Recent Accounting Pronouncements
In December 2004 the FASB also issued SFAS No. 151, “Inventory Costs” (“Statement 151”). Statement 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of Statement 151 has not had a material impact on the Company’s consolidated financial statements.
In June 2006, the FASB also issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

3. Other Balance Sheet Information
The following tables provide details of selected balance sheet items (in thousands):
Inventories

	June 30,
	2005	2006
Finished goods	$4,642	$4,204
Work in process	3,344	2,739
Raw materials	1,187	1,773

	9,173	8,716
Inventory reserve	(1,976)	(2,409)

	$7,197	$6,307

Property and Equipment

	June 30,
	2005	2006
Furniture, fixtures and office equipment	$4,376	$4,779
Machinery and equipment	4,986	5,700
Customer-use assets	9,665	11,707
Construction in-process	1,695	28,696
Leasehold improvements	2,799	158

	23,521	51,040
Accumulated depreciation and amortization	(13,417)	(17,105)

	$10,104	$33,935

Customer-use assets represent the Company’s proprietary instrument platforms placed at customer sites, to which title and risk of loss is retained by the Company, for the customers’ use in performing the diagnostic tests sold by the Company.
Short-term Investments

	June 30, 2006
	Amortized	Net Unrealized	Estimated
Available-for-Sale	Cost	Losses	Fair Value
U.S. Treasury and agencies	$108,303	$(248)	$108,055
Corporate debt securities	22,439	(42)	22,397

Total Short-term investments	$130,742	$(290)	$130,452

	June 30, 2005
	Amortized	Net Unrealized	Estimated
Available-for-Sale	Cost	Losses	Fair Value
U.S. Treasury and agencies	$22,191	$(51)	$22,140
Corporate debt securities	8,187	(35)	8,152

Total Short-term investments	$30,378	$(86)	$30,292

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that available-for-sale securities be recorded at market value. The Company’s Short-term investments are recorded in the Consolidated Balance Sheets at fair value.
The following table summarizes the maturities of the Company’s Short-term investments at June 30, 2006:

	Amortized	Estimated
Maturity	Cost	Fair Value
Less than one year	$130,742	$130,452

The following table summarizes the maturities of the Company’s Short-term investments at June 30, 2005:

	Amortized	Estimated
Maturity	Cost	Fair Value
Less than one year	$25,087	$25,003
Due in one to two years	5,291	5,289

	$30,378	$30,292

The Company’s gross proceeds from the sale of Short-term investments and the resulting realized gains and realized losses that have been included in its Consolidated Statement of Operations are as follows:

	Year Ended June 30,
	2004	2005	2006
Gross proceeds	$89,827	$30,512	$350
Realized gains	—	3	—

Accrued Expenses

	June 30,
	2005	2006
Trade payables	$5,934	$7,329
Other	1,873	3,387

	$7,807	$10,716

Accrued Expenses

	June 30,
	2005	2006
Accrued expenses	$4,496	$11,030
Georgetown settlement	7,500	—

	$11,996	$11,030

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
In January 2003, as part of the repurchase of certain equipment from Roche Molecular Systems, Inc. (“Roche”) under the Roche Distribution Contract as discussed in Note 8, the Company issued a promissory note to Roche with a principal amount of $1,225,663 which was paid in its entirety on January 6, 2004. There was no stated interest rate for this note and, accordingly, the Company imputed interest at its current borrowing rate and recorded a discount on this note payable, which was amortized to interest expense over the term of the note.
At June 30, 2006, future minimum principal payments on all long-term debt obligations are as follows (in thousands):

Fiscal
2007	$117
2008	117
2009	117
2010	216
Thereafter	—

$567

5. Income Taxes
Significant components of the provision for (benefit from) income taxes attributable to operations consist of the following (in thousands):

	Year Ended June 30,
	2004	2005	2006
Current:
Federal	$—	$—	$164
State	398	—	17
Foreign	176	360	1,106

Total current	574	360	1,287
Deferred:
Federal	(12,833)	(2,636)	8,127
State	(2,066)	(297)	1,359
Foreign	—	—	—

Total deferred	(14,899)	(2,933)	9,486

Total provision for (benefit from) income taxes	$(14,325)	$(2,573)	$10,773

The Company recognized income tax expense of approximately $10,773,000 for the year ended June 30, 2006 and an income tax benefit of approximately $2,573,000 for the year ended June 30, 2005. For the year ended June 30, 2006, the Company released its full valuation allowance for the net operating loss carryforwards that are related to the exercise of stock options. However, this release did not impact the Consolidated Statement of Operations, as discussed below.
Effective July 1, 2003, the Company entered into an agreement with the Swiss tax authorities whereby the Company’s Swiss corporate subsidiary was granted a reduced tax rate for pre-tax book income associated with qualifying export sales for the five year period ending on June 30, 2008. The Company intends to apply for a renewal of the agreement with the Swiss tax authorities and thereby extend the reduced tax rate arrangement by an additional five years. For the year ended June 30, 2005, the Swiss subsidiary’s net operating losses had a full valuation allowance and therefore there was no recorded tax savings. For the year ended June 30, 2006, the Swiss subsidiary fully utilized its net operating losses and as a result of the agreement, reduced its tax obligations by approximately $131,000.

Income tax expense related to earnings of consolidated subsidiaries located outside of the United States is provided at tax rates of the respective country in which the subsidiaries are located. The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because the Company intends to indefinitely reinvest such earnings.
The components of income (loss) from operations before income taxes are as follows (in thousands):

	Year Ended June 30,
	2004	2005	2006
United States	$21,546	$(7,415)	$21,624
Foreign	(14,329)	(3,325)	(2,412)

	$7,217	$(10,740)	$19,212

Items which caused recorded income taxes attributable to continuing operations to differ from taxes computed using the statutory federal income tax rate are as follows (in thousands):

	Year Ended June 30,
	2004	2005	2006
Tax expense (benefit) at statutory rates	$2,472	$(3,759)	$6,724
Effect of:
State income tax, net	686	(194)	584
Foreign tax rate differential	176	(279)	(257)
Tax rate adjustments	—	(1,831)	775
Net operating losses and tax credits	—	792	(192)
Tax reserve adjustment	—	—	751
Permanent differences	571	751	412
Change in valuation allowance	(18,230)	1,947	1,976

Provision for (benefit from) income taxes	$(14,325)	$(2,573)	$10,773

For the year ended June 30, 2006, and June 30, 2005, the Company recognized approximately $6,074,000 and $4,283,000 foreign pre-tax losses, respectively, from its European operations that did not generate an income tax benefit due to full valuation allowances recorded against foreign deferred tax assets. The fiscal 2006 tax rate adjustment reflects decreases, as compared to fiscal 2005, in U.S. state gross income tax rate from 6.75% to 3.75%. Fiscal 2006 net operating losses and tax credits reflect the impact of both expired and newly created U.S. research tax credits as well as other newly created U.S. income tax credits. Fiscal 2005 net operating losses and tax credits reflect the impact of expired U.S. net operating losses as well as both expired and newly created U.S. research tax credits.

The Company’s net deferred tax assets are as follows (in thousands):

	June 30,
	2005	2006
Net operating loss carryforwards	$51,941	$13,910
Research and development credits	3,048	3,101
Fixed assets and intangibles	900	2,399
Reserves	1,360	2,261
Patent litigation settlement	2,954	—
Other tax credit	42	369
Deferred equity compensation	—	1,449
Other	2,422	1,879

Deferred tax assets	62,667	25,368
Valuation allowance	(44,868)	(10,345)

	$17,799	$15,023

At June 30, 2006, the Company had U.S. tax net operating loss carryforwards of approximately $105,900,000. At June 30, 2006 the Company had foreign tax net operating loss carryforwards of approximately $24,898,000. At June 30, 2006, the Company also had U.S. research tax credit carryforwards of approximately $3,101,000. The Company’s U.S. net operating loss carryforwards and research tax credits expire, if unused, in various years from fiscal 2007 through 2026. Depending on the applicable foreign tax jurisdiction, the Company’s foreign net operating loss carryforwards expire in certain jurisdictions, if unused, in various years starting in 2011; in several foreign tax jurisdictions some or all of the Company’s foreign net operating losses can be carried forward indefinitely under current local tax law.
For the year ended June 30, 2006, the Company released its full valuation allowance for the U.S. net operating loss carryforwards created by the exercise of stock options. Although these net operating loss carryforwards are reflected in total U.S. net operating tax loss carryforwards, pursuant to Statement 123(R), deferred tax assets associated with these deductions are only recognized to the extent that they reduce taxes payable. Further, these recognized deductions are treated as direct increases to stockholders’ equity and as a result do not impact the Consolidated Statement of Operations. To the extent stock-option related deductions are not recognized pursuant to Statement 123(R), the unrecognized benefit is not reflected on the Consolidated Balance Sheet. Accordingly, the Company has reduced deferred tax assets by $34,081,000, which represents the unrecognized benefit from stock-option related net operating loss carryforwards as of June 30, 2006, that is potentially available for utilization in future years.
Realization of total deferred tax assets is contingent upon the generation of future taxable income. For the year ended June 30, 2006, the Company released the remaining valuation allowance for the net operating loss carryforwards that are related to the exercise of stock options. However, as discussed above, this did not impact the Consolidated Statement of Operations. Due to the uncertainty of realization of certain tax benefits, the Company has retained a portion of the valuation allowance for U.S. research and foreign tax credits that are expected to expire unused. The Company has also recorded a full valuation allowance for its foreign net operating losses. A significant portion of the remaining valuation allowance, if released, will impact the Consolidated Statement of Operations.
The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required, primarily based on recent historical financial trends and estimates of future taxable income. Changes in the Company’s assessment of the need for a valuation allowance could give rise to adjustments to the valuation allowance and an expense in the period of change.
The timing and manner in which U.S. net operating loss and tax credit carryforwards may be utilized may be limited where a change in ownership as defined under Section 382 of the Internal Revenue Code has occurred. In 1991, the Company experienced a change in ownership as defined under Section 382 of the Internal Revenue Code, which caused the utilization of pre-change losses and credits to be limited. In fiscal 2005, all remaining 1991 pre-change losses and credits expired unused.

6. Public Offering of Common Stock
On November 15, 2005, the Company and Armonk Partners (the “Selling Stockholder”) a significant stockholder, entered into an Underwriting Agreement with J.P. Morgan Securities Inc., as representative of the underwriters identified therein (the “Underwriting Agreement”) with respect to the sale of up to 2,000,000 shares of Common Stock by the Company and up to 1,000,000 shares of Common Stock by the Selling Stockholder. The Underwriting Agreement granted an option to the underwriters to purchase up to an additional 450,000 shares of Common Stock (300,000 shares by the Company and 150,000 shares by the Selling Stockholder) to cover over-allotments, if any. The public offering, pursuant to the Company’s effective shelf registration statement, closed on November 18, 2005 with the sale of all initially offered shares of Common Stock. On December 14, 2005, the sale of the shares subject to the over-allotment option was closed following the exercise in full by the underwriters of the over-allotment option. The Company’s net proceeds from the public offering were approximately $60,079,000 after expenses of approximately $457,000 and underwriters’ commissions.
7. Stockholders’ Equity
Common Stock
Under the Roche Distribution Contract as discussed in Note 8, Roche made a non-refundable payment of $5.0 million to the Company in fiscal 2001, which was recorded as a deferred liability on the Consolidated Balance Sheet as of June 30, 2002. On July 1, 2002, consistent with the provisions of the Roche Distribution Contract, this payment was converted into 142,857 shares of Digene Common Stock at a conversion price of $35 per share.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended June 30,
(in thousands, except for per share data)	2004	2005	2006
Numerator:
Net income (loss)	$21,542	$(8,167)	$8,439
Denominator:
Weighted average shares outstanding — Basic	19,144	19,965	21,769
Dilutive securities — stock options	1,662	—	446

Weighted average shares outstanding - Diluted	20,806	19,965	22,215

Basic net income (loss) per share	$1.13	$(0.41)	$0.39
Diluted net income (loss) per share	$1.04	$(0.41)	$0.38
For the period ended June 30, 2004 and 2006, outstanding stock options to purchase approximately 129,000 and 519,000 shares, respectively, of Common Stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period. None of the stock options outstanding for the period ended June 30, 2005 were included in the computation of diluted net loss per share because the effect would have been antidilutive.

Stock-Based Compensation
Under the modified-prospective-transition method, compensation cost recognized in the period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for fiscal 2006, is approximately $5,681,000 and $2,495,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for June 30, 2006 are $0.11 and $0.11 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.
The total intrinsic value of the stock options exercised during the year ended June 30, 2004, 2005 and 2006 was approximately $39,672,000, $1,660,000 and $17,576,000, respectively. The total fair value of equity awards which vested during the year ended June 30, 2004, 2005 and 2006 was approximately $13,814,000, $28,371,000 and $6,557,000, respectively. The weighted-average fair values of the equity awards granted during the years ended June 30, 2004, 2005 and 2006 were $15.94, $17.81 and $21.13, respectively. There were 2,856,505 equity awards outstanding at June 30, 2006. These equity awards had a weighted-average exercise price of $26.01, an intrinsic value of approximately $32,791,000 and a weighted-average life of 6.5 years. There were 2,199,700 fully vested equity awards exercisable at June 30, 2006. These equity awards had a weighted-average exercise price of $28.01, an intrinsic value of approximately $20,547,000 and a weighted-average life of 6.1 years.
During the first quarter of fiscal 2006, the Company issued performance shares awards to certain employees which could result in the issuance of up to 56,467 shares of Common Stock if identified performance objectives are achieved at designated target levels. Under the terms of the grants, the actual number of shares of common stock that may be issued upon the vesting and earning of such performance shares awards may be reduced to zero or increased to as much as 200%, depending on achievement of established three-year revenue and earnings performance objectives. In addition, each recipient of these performance shares awards must continue to be employed or maintain the role as a director of the Company at the end of the three-year performance period following the date of grant.
During the second quarter of fiscal 2006, the Company issued 43,099 restricted stock units to certain employees and 8,808 restricted stock units to directors of the Company. In the fourth quarter of fiscal 2006, the Company issued 50,000 restricted stock units to certain employees.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits generated from the tax deductions in excess of the compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3,733,000 excess tax benefit for the year ended June 30, 2006 would have been classified as an operating cash flow if the Company had not adopted Statement 123(R).
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
In October 1999, the Company adopted the Digene 1999 Incentive Plan (the “1999 Plan”). Pursuant to the 1999 Plan, employees of the Company may receive options to purchase Common Stock and other Common Stock awards. The 1999 Plan is administered by the Compensation Committee. In October 2005, the 1999 Plan was amended and restated to increase the number of shares of Common Stock available for grants and awards under the 1999 Incentive Plan by 200,000 shares, to provide that any grant of performance shares, restricted stock units or unrestricted stock awards under the 1999 Plan on or after October 26, 2005 will be counted against the 1999 Plan’s share reserve as two shares for every one share subject to such award and to extend, at the sole discretion of the Compensation Committee, the period during which vested non-qualified stock options may be exercised following an optionee’s termination of employment if the optionee is engaged as a consultant by the Company following his or her termination but not for more than twelve months following such termination or, if shorter, the period prescribed by Section 409A of the Internal Revenue Code. A maximum of 5,100,000 shares have been authorized to cover grants and awards under the 1999 Plan.
As of June 30, 2006, 1,220,510 shares were available for grants or awards under the Directors’ Plan, the 1997 Stock Option Plan and the 1999 Plan. Of these, 987,626 shares are available for grants or awards to officers and employees under the 1999 Plan.
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
Common Stock equity award activity is as follows:

	Year Ended June 30,
	2004		2005		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,051,013	$17.95	3,234,018	$23.74	3,517,880	$25.22
Granted (1)	888,200	31.91	662,750	29.95	376,124	16.48
Exercised	(1,558,710)	13.41	(153,335)	9.99	(906,333)	18.45
Canceled or expired	(146,485)	23.12	(225,553)	28.44	(131,166)	29.86

Outstanding at end of year	3,234,018	23.74	3,517,880	25.22	2,856,505	26.01

Exercisable at year-end	1,322,233	25.00	2,607,335	27.35	2,199,700	28.01

(1)	For the year ended June 30, 2006, the number of shares granted includes performance shares awarded at the 100% performance level, or 56,467.

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
8. Commitments and Contingencies
Lease Commitments
The Company leases a facility in Gaithersburg, Maryland, comprising a total of 111,000 square feet for its corporate headquarters and manufacturing operations pursuant to a Lease Agreement dated March 2, 1998 between Digene and ARE-Metropolitan Grove I, LLC, as landlord (the “Landlord”), as amended (the “Lease”). On November 15, 2005, the Company executed the Fourth Amendment to the Lease (the “Amendment”). The Amendment provides for the Company to expand the rented premises to 143,585 rentable square feet. The additional space will be used for manufacturing and research and development. Under the Amendment, both the Company and the Landlord are contributing financing to fund the expansion construction and outfitting. Construction is expected to be substantially complete by September 2006. In addition, the initial term of the Lease has been extended ten years beyond the earlier of substantial completion of the expansion work or September 20, 2006.
The Company has historically accounted for the Lease as an operating lease. Under the Amendment, the Company is responsible for a portion of the construction costs and is deemed to be the owner of the Gaithersburg facility for accounting purposes during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” During the quarter ended December 31, 2005, upon execution of the Amendment, the Company capitalized $21.4 million to record the estimated fair value of the current building facility on its books with a related lease obligation of approximately $20.7 million. In accordance with accounting guidance, the portion of the Lease related to ground rent will continue to be treated as an operating lease. Amounts paid by the Company for the construction have been recorded as construction in progress. Upon completion of construction, the Lease will not qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases.” Accordingly, the Company will continue to record the existing facility and expanded area as a capital asset. In addition, amounts paid for the expansion by the Landlord will increase the lease obligation as the project is funded. This change in accounting treatment has no impact on the Company’s cash flow or total expense over the Lease term; however, it results in the acceleration of expense from the later years of the Lease to the earlier years of the Lease. The impact of this acceleration on fiscal 2006 pre-tax earnings is approximately $700,000.
The Company also leases office and sales operations facilities in the United Kingdom, Germany, Switzerland, France, Brazil, and Italy, which leases run in length from one year to ten years. The Company leases an office and sales operations facility in Spain, which runs month-to-month. The Company also utilizes dedicated space in a third-party warehouse facility in Germany to support its European operations. Future minimum rental commitments under these and other operating lease agreements, including the agreements mentioned above, are as follows as of June 30, 2006 (in thousands):

2007	$580
2008	555
2009	497
2010	434
2011	349
Thereafter	446

$2,861

Rent expense under these leases was $3,448,000, $4,040,000 and $1,998,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

Royalty and Technology Expenses
The Company’s access to various probes, diagnostic techniques and a key product component were acquired under agreements requiring the Company to pay future royalties on future net sales on certain products. For the years ended June 30, 2004, 2005 and 2006, total royalties amounted to $1,705,000, $5,394,000 and $7,572,000 respectively.
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
9. Warranties
The Company reserves approximately 2% of product sales for its standard warranty obligations. Changes in the Company’s standard warranty reserve are as follows (in thousands):

	For the Year Ended June 30,
	2005	2006
Balance, beginning of period	$897	$1,137
Warranties issued during the period	2,274	3,007
Changes in liability for pre-existing warranties during the period	(2,034)	(2,641)

Balance, end of period	$1,137	$1,503

The Company also offers its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the period of the extended warranty.
10. Retirement Plan
The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”), which covers all employees. Employees may contribute to the Plan beginning the first of the month after hire. The Plan stipulates that employees may elect an amount up to 100% of their total compensation to contribute to the Plan. Employee contributions are subject to Internal Revenue Service limitations. It is recommended that elective deferral contributions not exceed between 80% and 90% of eligible pay to allow for withholding of Social Security, Federal and state taxes. This maximum deferral percentage will also allow for employer contributions, if any. All employees who have completed 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year are eligible to share in discretionary Company contributions. Employees vest in such discretionary employer contributions over five years. No contributions were made by the Company during the year ended June 30, 2004. In January 2005 and 2006, the Company contributed approximately $122,000 and $157,000, respectively, to the Plan relating to the calendar year 2004 and 2005 employee contributions. As of June 30, 2005 and 2006, the Company recorded an accrual of approximately $75,000 and $160,000, respectively, for contributions to be made in the next fiscal year.
11. Significant Customers and Geographic Information
For the year ended June 30, 2004, two customers generated 17% and 10% of total revenue, respectively. For the year ended June 30, 2005, two customers generated 20% and 12% of total revenue, respectively. For the year ended June 30, 2006, two customers generated 24% and 13% of total revenue, respectively. As of June 30, 2005 and 2006, the Company recorded receivable balances of approximately $5,399,000 and $9,335,000 respectively, from these customers.
The Company operates one business segment that develops, manufactures and markets proprietary gene-based tests for the detection, screening and monitoring of human diseases. Worldwide operations are summarized by geographic region in the following table (in thousands):

	2004		2005		2006
	Assets	Revenues	Assets	Revenues	Assets	Revenues
North America	$92,527	$67,170	$92,683	$88,577	$217,137	$123,116
Europe	9,789	15,841	12,690	18,222	13,348	19,383
Latin America	928	3,293	1,464	3,973	1,401	4,681
Pacific Rim	26	3,857	8	4,370	—	5,708

	$103,270	$90,161	$106,845	$115,142	$231,886	$152,888

12. Quarterly Results of Operations (Unaudited)
The following is a summary of quarterly results of operations for the fiscal quarters (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Revenues	$33,352	$37,093	$39,130	$43,311
Net income	$1,318	$3,006	$1,105	$3,010
Basic net income per share	$0.07	$0.14	$0.05	$0.13
Diluted net income per share	$0.06	$0.14	$0.05	$0.13

2005
Revenues	$26,211	$26,953	$29,667	$32,311
Net income (loss)	$(6,273)	$304	$1,565	$(3,763)
Basic net income (loss) per share	$(0.32)	$0.02	$0.08	$(0.19)
Diluted net income (loss) per share	$(0.32)	$0.01	$0.08	$(0.19)
The sum of basic and diluted net income (loss) per share for the four quarters in each of fiscal 2006 and 2005 may not equal basic and diluted net income (loss) per share for the year due to the changes in the number of weighted-average shares outstanding during the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures has occurred within the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES
     Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Report on Internal Control Over Financial Reporting on page 58 of this Annual Report on Form 10-K and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on page 59 of this Annual Report on Form 10-K are incorporated herein by reference.
     There were no changes that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     All information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of our 2006 fiscal year has been reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors. The information with respect to directors required by this item is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on October 25, 2006, which shall be filed with the Securities and Exchange Commission within 120 days after the end of Digene’s fiscal year (the “2006 Proxy Statement”).
Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Form 10-K.
Code of Ethics. The information with respect to our Code of Ethics for CEO and Senior Financial Executives and our Code of Business Conduct for all employees required by this item is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required under this item is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required under this item is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     No information is required under this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
•	Consolidated Financial Statements of Digene Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2006 and 2005

Consolidated Statements of Operations for the fiscal years ended June 30, 2004, 2005 and 2006

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2004, 2005 and 2006

Notes to Consolidated Financial Statements

•	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

•	Exhibits:
EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Digene (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

3.2	Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.1	Cross-License Agreement, dated April 1, 1990, among Life Technologies, Inc. and Institut Pasteur (Incorporated by reference to Exhibit 10.15 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.2	License Agreement, dated December 19, 1990, between Digene and Life Technologies, Inc. (Incorporated by reference to Exhibit 10.18 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.3	License Agreement, dated September 1, 1995, between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.14 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

Exhibit No.		Description

10.4		License Agreement, dated September 27, 1995, between Digene and Kanebo, Ltd. (Incorporated by reference to Exhibit 10.28 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.5	+	License Agreement, dated April 5, 2000, between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.6		Amended and Restated Reseller Agreement, dated December 10, 2003, between Digene Corporation and Applera Corporation, acting through its Applied Biosystems Group (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.7	++	Original Equipment Manufacturer Supply Agreement, dated January 23, 2001, between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.8		Registration Rights Agreement, dated as of May 24, 1996, between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders (Incorporated by reference to Exhibit 10.26 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.9		Lease, dated as of March 2, 1998, by and between Digene and ARE-Metropolitan Grove I, LLC (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.9(a)		Fourth Amendment to Lease, dated November 15, 2005, between ARE-Metropolitan Grove I, LLC and Digene Corporation (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.10	! *	Amended and Restated 1996 Omnibus Plan.

10.11	*	Amended and Restated 1997 Stock Option Plan.

10.12	!	Amended and Restated Directors’ Equity Compensation Plan (Incorporated by reference to Exhibit 4.2 to Digene’s Registration Statement on Form S-8 (File No. 333-131592), filed on February 6, 2006).

10.13	! *	Amended and Restated 1999 Incentive Plan, as amended.

10.13(a)	! *	Amendment to the Amended and Restated 1999 Incentive Plan, Stock Option and Restricted Stock Unit Awards to Employees Working in France.

10.14	!	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.15	!	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

Exhibit No.		Description

10.16	!	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.17	!	Form of Employment Agreement between each of Digene or a Digene subsidiary and each of the officers listed on Exhibit 10.17(a) (Incorporated by reference to Exhibit 10.2 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.17(a)	!	Schedule of officers of Digene entering into Employment Agreement (Incorporated by reference to Exhibit 10.2(a) to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.18	!	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.3 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.19	!	Form of Change in Control Employment Agreement between Digene and each of the officers listed on Exhibit 10.19(a) (Incorporated by reference to Exhibit 10.4 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.19(a)	!	Schedule of officers of Digene entering into Change in Control Employment Agreement (Incorporated by reference to Exhibit 10.4(a) to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.20	!	Employment Separation and Release Agreement, dated August 15, 2006, between Digene Corporation and Charles M. Fleischman (Incorporated by reference to Exhibit 99.1 to Digene’s Current Report on Form 8-K filed August 24, 2006).

10.21	+++	Settlement and License Agreement, executed October 13, 2004, among Digene Corporation and Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	++++	Settlement and License Agreement, effective as of July 1, 2005, between Digene Corporation and Georgetown University (Incorporated by reference to Exhibit 10.21 to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005).

10.23	+++++ *	Nonexclusive Sublicense Agreement under the Caskey Patents, dated June 30, 2006, between Digene Corporation and Abbott Laboratories.

10.24	! *	Non-Employee Director Compensation Policy.

10.25	!	Form of Stock Option Award Certificate (Incorporated by reference to Exhibit 10.1 to Digene’s Current Report on Form 8-K, filed August 3, 2005).

10.26	!	Form of Restricted Stock Unit Award Certificate (Incorporated by reference to Exhibit 10.3 to Digene’s Current Report on Form 8-K, filed June 9, 2006).

10.27	!	Form of Performance Shares Award Certificate (Incorporated by reference to Exhibit 99.1 to Digene’s Current Report on Form 8-K, filed July 31, 2006).

10.28	! *	Schedule of Fiscal 2007 Executive Salaries.

Exhibit No.		Description

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

+++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued December 7, 2004. Such provisions have been filed separately with the Commission.

++++	Confidential treatment has been granted for certain portions of this agreement pursuant to a Commission Order issued May 19, 2006. Such provisions have been filed separately with the Commission.

+++++	Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on September 12, 2006. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGENE CORPORATION

September 12, 2006	By:	/s/ Evan Jones

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Evan Jones	Chairman and Chief Executive	September 12, 2006

Evan Jones	Officer (principal executive officer)

/s/ Charles M. Fleischman	President, Chief Operating Officer,	September 12, 2006

Charles M. Fleischman	Chief Financial Officer and
Director (principal financial officer)

/s/ Joseph P. Slattery	Senior Vice President, Finance and	September 12, 2006

Joseph P. Slattery	Information Systems
(principal accounting officer)

/s/ John H. Landon	Director	September 12, 2006

John H. Landon

/s/ Joseph M. Migliara	Director	September 12, 2006

Joseph M. Migliara

/s/ Frank J. Ryan	Director	September 12, 2006

Frank J. Ryan

Signature	Title	Date

/s/ Cynthia L. Sullivan	Director	September 12, 2006

Cynthia L. Sullivan

/s/ Kenneth Weisshaar	Director	September 12, 2006

Kenneth Weisshaar

/s/ John J. Whitehead	Director	September 12, 2006

John J. Whitehead

Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at
	Beginning of				Balance at
Classification	Period	Additions	Deductions		End of Period
Allowance for doubtful accounts:

Year ended June 30, 2004	432	199	(31	)(1)	600
Year ended June 30, 2005	600	95	(407	)(2)	288
Year ended June 30, 2006	288	146	(71	)(1)	363

Reserve for inventory:

Year ended June 30, 2004	2,417	1,422	(1,556)		2,283
Year ended June 30, 2005	2,283	1,463	(1,770)		1,976
Year ended June 30, 2006	1,976	1,195	(762)		2,409

(1)	“Deductions” represent accounts written off during the period less recoveries of accounts previously written off.

(2)	During the year ended June 30, 2005, the allowance for doubtful accounts included a reduction of approximately $334,000 based on changes in reserve assumptions.

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Digene (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

3.2		Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.1		Cross-License Agreement, dated April 1, 1990, among Life Technologies, Inc. and Institut Pasteur (Incorporated by reference to Exhibit 10.15 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.2		License Agreement, dated December 19, 1990, between Digene and Life Technologies, Inc. (Incorporated by reference to Exhibit 10.18 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.3		License Agreement, dated September 1, 1995, between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.14 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.4		License Agreement, dated September 27, 1995, between Digene and Kanebo, Ltd. (Incorporated by reference to Exhibit 10.28 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.5	+	License Agreement, dated April 5, 2000, between Digene and Institut Pasteur (Incorporated by reference to Exhibit 10.39 to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.6		Amended and Restated Reseller Agreement, dated December 10, 2003, between Digene Corporation and Applera Corporation, acting through its Applied Biosystems Group (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.7	++	Original Equipment Manufacturer Supply Agreement, dated January 23, 2001, between Digene and Qiagen Instruments AG (Incorporated by reference to Exhibit 10.43 to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.8		Registration Rights Agreement, dated as of May 24, 1996, between Digene, Armonk Partners, Murex Diagnostics Corporation and Certain Other Stockholders (Incorporated by reference to Exhibit 10.26 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.9		Lease, dated as of March 2, 1998, by and between Digene and ARE-Metropolitan Grove I, LLC (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

Exhibit No.		Description
10.9(a)		Fourth Amendment to Lease, dated November 15, 2005, between ARE-Metropolitan Grove I, LLC and Digene Corporation (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.10	! *	Amended and Restated 1996 Omnibus Plan.

10.11	*	Amended and Restated 1997 Stock Option Plan.

10.12	!	Amended and Restated Directors’ Equity Compensation Plan (Incorporated by reference to Exhibit 4.2 to Digene’s Registration Statement on Form S-8 (File No. 333-131592), filed on February 6, 2006).

10.13	! *	Amended and Restated 1999 Incentive Plan, as amended.

10.13(a)	! *	Amendment to the Amended and Restated 1999 Incentive Plan, Stock Option and Restricted Stock Unit Awards to Employees Working in France.

10.14	!	Employment Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(10) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.15	!	Noncompetition, Nondisclosure and Developments Agreement, dated February 19, 2002, between Digene and Donna Marie Seyfried (Incorporated by reference to Exhibit 99(e)(11) to Digene’s Solicitation/Recommendation Statement on Schedule 14D-9, File No. 005-46641, dated March 1, 2002).

10.16	!	Form of Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.17	!	Form of Employment Agreement between each of Digene or a Digene subsidiary and each of the officers listed on Exhibit 10.17(a) (Incorporated by reference to Exhibit 10.2 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.17(a)	!	Schedule of officers of Digene entering into Employment Agreement (Incorporated by reference to Exhibit 10.2(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.18	!	Form of Change in Control Employment Agreement between Digene and each of Evan Jones and Charles M. Fleischman (Incorporated by reference to Exhibit 10.3 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.19	!	Form of Change in Control Employment Agreement between Digene and each of the officers listed on Exhibit 10.19(a) (Incorporated by reference to Exhibit 10.4 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.19(a)	!	Schedule of officers of Digene entering into Change in Control Employment Agreement (Incorporated by reference to Exhibit 10.4(a) of Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

Exhibit No.		Description
10.20	!	Employment Separation and Release Agreement, dated August 15, 2006, between Digene Corporation and Charles M. Fleischman (Incorporated by reference to Exhibit 99.1 to Digene’s Current Report on Form 8-K filed August 24, 2006).

10.21	+++	Settlement and License Agreement, executed October 13, 2004, among Digene Corporation and Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (Incorporated by reference to Exhibit 10.1 to Digene’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	++++	Settlement and License Agreement, effective as of July 1, 2005, between Digene Corporation and Georgetown University (Incorporated by reference to Exhibit 10.21 to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005).

10.23	+++++ *	Nonexclusive Sublicense Agreement under the Caskey Patents, dated June 30, 2006, between Digene Corporation and Abbott Laboratories.

10.24	! *	Non-Employee Director Compensation Policy.

10.25	!	Form of Stock Option Award Certificate (Incorporated by reference to Exhibit 10.1 to Digeme’s Current Report on Form 8-K, filed August 3, 2005).

10.26	!	Form of Restricted Stock Unit Award Certificate (Incorporated by reference to Exhibit 10.3 to Digene’s Current Report on Form 8-K, filed June 9, 2006).

10.27	!	Form of Performance Shares Award Certificate (Incorporated by reference to Exhibit 99.1 to Digene’s Current Report on Form 8-K, filed July 31, 2006).

10.28	! *	Schedule of Fiscal 2007 Executive Salaries.

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Confidential treatment has been granted for certain portions thereof pursuant to a Commission Order issued December 13, 2000. Such provisions have been filed separately with the Commission.

++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued November 30, 2001. Such provisions have been filed separately with the Commission.

+++	Confidential treatment has been granted for certain provisions thereof pursuant to a Commission Order issued December 7, 2004. Such provisions have been filed separately with the Commission.

++++	Confidential treatment has been granted for certain portions of this agreement pursuant to a Commission Order issued May 19, 2006. Such provisions have been filed separately with the Commission.

+++++	Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on September 12, 2006. Such provisions have been filed separately with the Commission.

!	Constitutes a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.