Form 10-Q
period 2006-09-30
DIGENE CORP
filed 2006-11-06
CIK 1011582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	November 1, 2006
(Common Stock, par value $.01 per share)	23,694,861

DIGENE CORPORATION
INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets- September 30, 2006 and June 30, 2006	3

Consolidated Statements of Operations- Three months ended September 30, 2006 and 2005	4

Consolidated Statements of Cash Flows- Three months ended September 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

Part II. Other Information:

Item 1. Legal Proceedings	19

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits and Reports on Form 8-K	22

Signatures

Exhibit Index

PART I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,635	$8,805
Short-term investments	144,760	130,452
Accounts receivable, less allowance of approximately $348 and $363 at September 30, 2006 and June 30, 2006, respectively	25,245	27,665
Inventories, net	6,134	6,307
Prepaid expenses and other current assets	7,383	3,718
Deferred tax asset, current	3,845	4,275

Total current assets	200,002	181,222

Property and equipment, net	37,780	33,935
Deposits and other assets	5,747	5,981
Deferred tax asset, less current portion	12,172	10,748

Total assets	$255,701	$231,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,728	$10,716
Accrued expenses	10,899	11,030
Accrued payroll	9,762	11,190
Current portion of long-term debt and lease obligations	1,762	1,445

Total current liabilities	34,151	34,381

Deferred rent	263	246
Long-term debt, less current portion	420	450
Lease obligations, less current portion	23,366	19,323

Minority interest	513	440

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 23,609,084 and 23,243,586 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	236	232
Additional paid-in capital	244,509	229,996
Accumulated other comprehensive income	977	692
Accumulated deficit	(48,734)	(53,874)

Total stockholders’ equity	196,988	177,046

Total liabilities and stockholders’ equity	$255,701	$231,886

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
Revenues:
Product sales	$45,479	$32,822
Other	662	530

Total revenues	46,141	33,352

Costs and expenses:
Cost of product sales	6,138	4,901
Royalty and technology	2,208	1,862
Research and development	4,606	3,764
Selling and marketing	16,404	14,586
General and administrative	9,618	5,548

Income from operations	7,167	2,691
Other income (expense):
Interest income	1,754	285
Interest expense	(353)	3
Other income (expense)	14	25

Income from operations before minority interest and income taxes	8,582	3,004

Minority interest	(72)	(111)

Income from operations before income taxes	8,510	2,893

Provision for income taxes	3,369	1,575

Net income	$5,141	$1,318

Basic net income per share	$0.22	$0.07

Diluted net income per share	$0.22	$0.06

Weighted average shares outstanding
Basic	23,445	20,088

Diluted	23,879	20,465

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
Operating activities
Net income	$5,141	$1,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,525	879
Amortization of intangible assets	125	—
Loss on disposal of fixed assets	15	24
Stock-based compensation expense	2,113	1,353
Deferred tax asset	1,777	697
Minority interest	72	111
Changes in operating assets and liabilities:
Accounts receivable	2,509	(621)
Inventories	177	(168)
Prepaid expenses and other current assets	676	403
Deposits and other assets	112	(24)
Accounts payable	(1,615)	(266)
Accrued expenses	(177)	737
Accrued patent litigation settlement	—	(3,750)
Accrued payroll	(1,453)	284
Deferred rent	17	30

Net cash provided by operating activities	11,014	1,007

Investing activities
Purchases of short-term investments	(45,253)	5,286
Sales and maturities of short-term investments	31,181	(13,472)
Capital expenditures	(2,483)	(755)

Net cash (used in) investing activities	(16,555)	(8,941)

Financing activities
Exercise of common stock options	8,387	1,147
Excess tax benefit from stock based compensation	1,158	312
Principal payments of long-term debt	(271)	(34)

Net cash provided by financing activities	9,274	1,425

Effect of currency translations	97	(78)

Net increase (decrease) in cash and cash equivalents	3,830	(6,587)
Cash and cash equivalents at beginning of year	8,805	15,789

Cash and cash equivalents at end of period	$12,635	$9,202

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three-month periods ended September 30, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission.
     The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
     Certain prior year amounts have been reclassified to conform to current year presentation.
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Issues (“SFAS”) No. 157, “Fair Value Measurements” (“Statement 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that financial statements for that fiscal year have not yet been issued, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact Statement 157 may have on the Company’s consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.
     In December 2004, FASB issued SFAS No. 151, “Inventory Costs” (“Statement 151”). Statement 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005 and Digene adopted the standard effective July 1, 2005. The adoption of Statement 151 has not had a material impact on the Company’s consolidated financial statements.

3. Other Balance Sheet Information
Inventories
     Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	September 30,	June 30,
	2006	2006
	(unaudited)
Finished goods	$3,140	$4,204
Work in process	2,964	2,739
Raw materials	2,061	1,773

	8,165	8,716
Inventory reserve	(2,031)	(2,409)

	$6,134	$6,307

4. Income Taxes
     The Company accounts for income taxes during interim periods in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods, an interpretation of APB Opinion No. 28”. For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis. The Company’s provision for income taxes recorded for the three months ended September 30, 2006 and September 30, 2005 are based on an estimated annual effective tax rate. Items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign tax rate differentials, foreign losses not benefited, and certain non-deductible expenses.
     During the fourth quarter of fiscal 2006, the Company removed its valuation allowance previously recorded against the stock option-created portion of its U.S. net operating losses as required under FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”). Correspondingly, under Statement 123(R), the Company reduced its deferred tax assets by approximately $34,081,000, which represented the unrecognized benefit from stock option-related net operating loss carryforwards as of June 30, 2006, that is potentially available for utilization in future years. As of September 30, 2006, this unrecognized benefit is approximately $30,064,000. The realization of deferred tax assets is contingent upon the generation of future taxable income. The Company continues to maintain a valuation allowance for the amount of certain U.S. income tax credits and foreign deferred tax assets, including foreign net operating loss carryforwards expected to expire unused, due to the uncertainty of realization of these tax benefits at this time.
5. Stockholders’ Equity
Common Stock and Per Share Calculation
     For the three-month periods ended September 30, 2006 and 2005, in conjunction with stock option exercises, the Company issued 365,498 and 79,520 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $8,387,000 and $1,147,000 for the three-month periods ended September 30, 2006 and 2005, respectively.

     The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30,
(in thousands, except per share data)	2006	2005
Numerator:
Net income	$5,141	$1,318
Denominator:
Weighted average shares outstanding – basic	23,445	20,088
Dilutive securities — stock options	434	377

Weighted average shares outstanding – diluted	23,879	20,465

Basic net income per share	$0.22	$0.07
Diluted net income per share	$0.22	$0.06
     For the three-month periods ended September 30, 2006 and 2005, respectively, outstanding stock options to purchase approximately 38,000 and 246,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period.
Stock-Based Compensation
     Prior to July 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective July 1, 2005, the Company accounts for awards under these plans under Statement 123(R), using the modified-prospective-transition method.
     Under the modified-prospective-transition method, compensation cost recognized in the first quarter of fiscal 2007 and fiscal 2006 includes: (a) compensation cost for all share-based payments awarded prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments awarded subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).
     Expected volatility is an assumption used in the trinomial lattice option-pricing fair value model and measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Prior to July 1, 2006, the Company has used the historical volatility since its initial public offering to estimate expected volatility. Effective July 1, 2006, prospectively a blended volatility has been and will be used in the valuation model. Blended volatility combines both volatility measures and weighs both historical and expected volatilities to offer the most flexibility to adapt to the Company’s specific facts and circumstances. The weighted-average expected volatility for the three-months ended September 30, 2006 averaged 55.7%.
     During the quarter, the Company issued 181,875 stock options and 37,370 performance shares to certain employees. Under the terms of the performance shares grants, the actual number of shares of stock issued may be reduced to zero or increase as much as two-fold, depending on the achievement of established three-year revenue and earnings performance objectives. In addition, recipients of these performance shares must continue their employment for three years from the date of grant.

     In August 2006, the Company entered into a severance agreement with an executive officer. Under the agreement, the exercise period for 250,425 stock options that have vested through October 31, 2006 has been extended through October 31, 2007. The Company also committed that the Compensation Committee would accelerate the vesting of 2,315 performance shares on October 31, 2006, which represents a portion of a performance shares award that was made to the executive officer in July 2005. The increase in stock-based compensation expense resulting from this agreement was approximately $347,000.
Comprehensive Income
     Comprehensive income for the quarter-to-date periods September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Net income, as reported	$5,141	$1,318
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of taxes	148	(6)
Foreign currency translation gain (loss)	137	(35)

Comprehensive income	$5,426	$1,277

     For the three-month periods ended September 30, 2006 and 2005, the change in unrealized gain (loss) on available-for-sale securities net of the change in income tax expense (benefit) was approximately $89,000 and $(4,000), respectively.
6. Warranties
     The Company reserves approximately 2% of product sales for its standard warranty obligations. Changes in the Company’s standard warranty reserve are as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Balance, beginning of period	$1,503	$1,137
Warranties issued during the period	913	649
Changes in liability for pre-existing warranties during the period	(827)	(596)

Balance, end of period	$1,589	$1,190

The Company also offers its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the extended warranty period.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2006. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from additional government entities, private insurance plans, and managed care organizations, particularly outside the United States; risk that other companies may develop and market human papillomavirus (HPV) tests competitive with our own; uncertainty related to changes in our senior management; our ability to scale up our manufacturing to the extent demand for our products increases; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty to the outcome of patent litigation which may arise in the future; the extent of future expenditures for sales and marketing programs; delay in or failure to obtain regulatory approvals and uncertainty of clinical trial results for our products in development; uncertainty of clinical trial results for our products in development; ability to develop new products; uncertainty of future profitability and cash generation from operations; ability to execute and integrate strategic transactions; risks inherent in international transactions, including those relating to our expansion in Europe and elsewhere; and other factors as set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006.
Overview
     Since our incorporation in 1987, we have devoted substantially all of our resources to developing, manufacturing and marketing our proprietary gene-based testing systems for the screening, monitoring and diagnosis of human diseases.
     Our revenues have been derived primarily from the sales of our diagnostic tests for the presence of HPV. HPV test revenues accounted for 88% of total revenues in fiscal 2006. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, especially in the United States, will continue to drive the growth in revenues from our HPV test products. Our efforts are generating increased physician and patient awareness of the importance of HPV testing in cervical cancer screening and our vision for the future is to build on our position as a pioneer in women’s health diagnostics and as a world leader in cervical cancer screening.
     In fiscal 2006, our gross margin on product sales increased to 85% as compared to 82% in fiscal 2005. In fiscal 2007, we expect a gross margin of approximately 84.5%; however, there can be no assurance that we will meet this goal. We calculate gross margin as the difference between product sales and the cost of product sales, which excludes royalty and technology expense, as a percentage of product sales for the period.
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
     We expect to increase the size of our investment in research and development activities during fiscal 2007 with particular investment in the development of our next generation platforms and other research and development programs primarily related to HPV testing. We also evaluate various technologies for in-licensing and acquisitions, which may result in a significant increase in research and development expense.
     We expect our general and administrative expenses will increase to support the overall growth of our business but at a much-lower rate than our revenue growth rate.
     Historically, we granted stock options as the only form of equity compensation. In fiscal 2006, we issued primarily restricted stock units and performance shares to certain employees and directors and limited our use of stock options for officers and directors.
     Although we anticipate increasing our expenditures as described above, we anticipate that factors such as increased revenue will offset the impact such increased expenditures would have on our operating profits. We expect to generate operating profits in fiscal 2007; however, there can be no assurance that we will meet this goal.
Results of Operations

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005	% change
	(in thousands)
Total revenue	$46,141	$33,352	38%
Product sales	45,479	32,822	39%
HPV test product revenue	41,607	28,392	47%
Cost of product sales	6,138	4,901	25%
Gross margin (1)	86.5%	85.1%	2%
Royalty and technology expense	$2,208	$1,862	19%

(1)	We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology expense, as a percentage of product sales for the period.
     Product sales increased 39% to approximately $45,479,000 for the three-month period ended September 30, 2006 from approximately $32,822,000 for the corresponding period in fiscal 2006. The increase was due primarily to a 47% growth in sales of our HPV test products to approximately $41,607,000. The majority of the growth in our HPV test product revenue was in the United States, which increased 53% to approximately $35,739,000, and in Europe, which increased 24%, to approximately $4,345,000. The net impact of foreign exchange rate fluctuations on product sales was immaterial for the three-month periods ended both September 30, 2006 and 2005. In the United States, growth in our HPV test product sales resulted from increased acceptance of our Digene® HPV Test for adjunctive cervical cancer screening with a Pap test for women age 30 and older (also marketed as the DNAwithPap® Test). We believe the growth was due in part to our physician and patient education activities and our direct-to-consumer marketing campaign. The growth in HPV test product revenue in Europe was due to our subsidiary operating companies and distributor operations benefiting from our coordinated sales and marketing programs, public awareness campaigns and government education efforts.

     Cost of product sales increased by 25% to approximately $6,138,000 for the three-month period ended September 30, 2006 from approximately $4,901,000 for the corresponding period in fiscal 2006 due to increased product sales volume, partially offset by a decrease in reserves due to improved operational efficiencies and lower gross inventory balances. For the three-month periods ended September 30, 2006 and 2005, cost of product sales included approximately $127,000 and $132,000, respectively, of stock compensation expense. Gross margins on product sales increased to 86.5% for the three-month period ended September 30, 2006 from 85.1% for the corresponding period in fiscal 2006. The increase in gross margin percentage for the three-month period ended September 30, 2006 from the corresponding period in fiscal 2006 was the result of decreased manufacturing overhead costs as a percentage of product sales and improved operational efficiencies.
     Royalty and technology expense increased 19% to approximately $2,208,000, or 5% of product sales, for the three-month period ended September 30, 2006 from approximately $1,862,000, or 6% of product sales, for the corresponding period in fiscal 2006. The decrease, as a percent of product sales, for the three-month period ended September 30, 2006 was primarily due to the expiration of an exclusively licensed patent during fiscal 2006.
     Research and development expenses increased 22% to approximately $4,606,000, or 10% of total revenue, from approximately $3,764,000, or 11% of total revenue, for the corresponding period in fiscal 2006. For the three-month periods ended September 30, 2006 and 2005, research and development expenses included approximately $96,000 and $42,000, respectively, of stock compensation expense. The increase in expenditures was due primarily to a 43% increase in personnel costs, which increased to approximately $2,199,000 and a 238% increase in depreciation and amortization to approximately $169,000. The increase in personnel costs is to support our research and development programs. The increase in depreciation and amortization is due primarily to amortization of intangibles associated with a non-exclusive sublicense acquired in June 2006.
     Our core research efforts for next-generation technologies include programs for improved molecular diagnostic assay systems for detection of HPV and other targets, in the area of women’s cancers and infectious diseases, and research on our next generation nucleic acid detection technology. In the first quarter of fiscal 2007, research and development activities were concentrated on platform technology and improvements to our diagnostic test and equipment products. We focused on four areas: (1) core research efforts for next generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) support of regulatory submissions seeking approval to market our existing products with procedural improvements and/or for additional uses and indications in the U.S. and abroad. Because our research and development expenditures typically benefit multiple product offerings, we do not report research and development expenses on a per-product or per-disease target basis.
     We believe there are a number of potential and current applications for HPV genotyping to further improve the diagnosis and prevention of cervical cancer, and are developing several genotyping products targeted to these applications. Our first HPV genotyping product is a probe reagent for use in developing tests for the detection of HPV types 16, 18 and 45. There is building clinical evidence that these three HPV types are particularly aggressive, and determining a woman’s HPV 16/18/45 status may become an important method of determining follow-up activities for Pap negative/HPV positive test results. We intend to CE mark and pursue FDA approval of a Hybrid Capture 2-based (hc2™) test using this probe reagent.

     Our second HPV genotyping offering will be Luminex-based genotyping products utilizing our proprietary GP5+/6+ primers. Genotyping using Luminex® xMAP® multiplex detection permits individual typing of cancer-causing HPV subtypes. Test methods using these products are currently being evaluated by several clinical investigators, and we are working toward obtaining FDA approval and CE marking.
     Additionally, we have contracted with Diassay B.V. to develop and manufacture for us a line blot HPV genotyping test also based on our proprietary GP5+/6+ primers for use outside of the U.S. which we intend to CE mark in calendar 2007. This product is intended to satisfy the requirements of low-volume laboratories found throughout the European market.
     We continue our efforts to enhance the automation and throughput of our hc2 portfolio to better meet customer needs as the demand for HPV testing increases. These development efforts include a batch preparation method for processing liquid-based cytology specimens for HPV testing. In June 2006, we submitted data to the FDA supporting a pre-market approval supplement (PMAS) using this new method for hc2 high-risk HPV testing of specimens collected with the ThinPrep® test in PreservCyt® solution (Cytyc Corporation). We expect approval of this PMAS to enable commercialization in calendar 2007. Additionally, work is progressing on a specimen preparation processor designed to automate several pre-analytic steps associated with liquid cytology vials and the Digene DNA Collection Device. This system will streamline and automate the handling, preparation and tracking of specimens for transfer onto our Rapid Capture® System. The processor is projected to be available for customer evaluations in calendar year 2007.
     We also continue the development of our next-generation technology and platform. The new system is being developed to fully automate the sample preparation and assay process on one platform. The system will enable high throughput screening as well as simultaneous detection of multiple infectious agents and target gene sequences. In addition to a next generation HPV screening assay, we expect to offer a test menu that will include our current women’s health tests, genotype capabilities and additional women’s health and infectious disease tests.
     Work on our HPV system for developing countries continues on track. All product development milestones established with our partner PATH (Program for Appropriate Technology in Health) have been met. This product candidate is aimed at developing countries that currently lack adequate cervical cancer screening programs. We estimate that this product will be commercially available in the second half of 2008.
     We also plan to build our portfolio through in-licensing and acquisitions. Our announcement of an exclusive distribution agreement with Asuragen Inc. in April was one of the first announcements relating to this program. We expect Asuragen to submit a 510(k) to the FDA in early calendar 2007 supporting the use of Asuragen’s Signature® “Expand” cystic fibrosis screening products.
     Selling and marketing expenses increased 12% to approximately $16,404,000, or 36% of total revenues, for the three-month period ended September 30, 2006 from approximately $14,586,000, or 44% of total revenues, for the corresponding period in fiscal 2006. For the three-month periods ended September 30, 2006 and 2005, selling and marketing expenses included approximately $558,000 and $436,000, respectively, of stock compensation expense. The increase in selling and marketing expenses for the three-month period ended September 30, 2006 was primarily due to personnel costs, which increased 17% to approximately $7,487,000 and facility and overhead costs, including travel, which increased 30% to approximately $3,391,000. The increase in personnel costs, facility, overhead and travel expenses is due largely to the increasing size of our physician sales force, for which we began hiring extensively in the middle of fiscal 2005.

     Virtually all of the increase in our selling and marketing expenses for the three-month period ended September 30, 2006 was incurred in the United States, which increased 11% to approximately $12,931,000 as compared to approximately $11,657,000 in fiscal 2006, as we expanded our direct sales and marketing activities, including our physician and patient education activities directed toward increasing sales of our HPV test products.
     General and administrative expenses increased 73% for the three-month period ended September 30, 2006 to approximately $9,618,000 or 21% of total revenues from approximately $5,548,000 or 17% of total revenues in fiscal 2006. For the three-month periods ended September 30, 2006 and 2005, general and administrative expenses included approximately $1,332,000 and $743,000, respectively, of stock compensation expense. The increase for the three-month period ended September 30, 2006 was due to professional services, which increased 119% to approximately $2,609,000; personnel costs, which increased 79% to approximately $4,084,000; and the increased stock compensation expense. The increase in professional services is largely due to increased litigation, arbitration and other legal expenses incurred. The increase in personnel costs was largely due to a severance agreement entered into in August 2006 with an executive officer. The severance agreement includes approximately $1,343,000 of future cash payments which are included in personnel costs in the current quarter, and a charge of approximately $347,000 which is included in stock compensation expense in the current quarter. Under the terms of the severance agreement, modifications were made to the terms of portions of outstanding equity awards previously granted, resulting in this additional charge included in stock compensation expense.
     The majority of the increase in general and administrative expenses for the three-month period ended September 30, 2006 was incurred in the United States, which increased 87%, to approximately $7,311,000, over the corresponding period in fiscal 2006. The executive officer severance, which includes cash compensation and stock compensation expense, contributed 49% of the increase in U.S. general and administrative expense.
     Interest income increased 515% to approximately $1,754,000 for the three-month period ended September 30, 2006 from approximately $285,000 in the corresponding period in fiscal 2006. The increase was due to higher cash, cash equivalents and short-term investment balances, as well as higher interest rates during the three-month period ended September 30, 2006 compared to the corresponding period in fiscal 2006.
     Interest expense increased to approximately $353,000 for the three-month period ended September 30, 2006 from approximately $(3,000) in the corresponding period in fiscal 2006. The increase was due to the Gaithersburg facility lease obligation, which is more fully described below in Liquidity and Capital Resources.
     Our provision for income taxes recorded for the three months ended September 30, 2006 and September 30, 2005 are based on an estimated annual effective tax rate. Items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign tax rate differentials, foreign losses not benefited, and certain non-deductible expenses. In addition, the estimated annual effective tax rate is based on financial projections for the fiscal year that can, and have in the past, changed materially.

     During the fourth quarter of fiscal 2006, we removed the valuation allowance previously recorded against the stock option created-portion of our net operating losses as required under Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (”Statement 123(R)”). Correspondingly, under Statement 123(R), we reduced our deferred tax assets by approximately $34,081,000, which represented the unrecognized benefit from stock-option related net operating loss carryforwards as of June 30, 2006, that is potentially available for utilization in future years. As of September 30, 2006, this unrecognized benefit is approximately $30,064,000. The realization of our deferred tax assets is contingent upon the generation of future taxable income. We continue to maintain a valuation allowance for the amount of certain U.S. income tax credits and foreign deferred tax assets, including foreign net operating loss carryforwards expected to expire unused, due to uncertainty of realization of these tax benefits at this time.
     At September 30, 2006, we had two stock-based employee compensation plans, one stock-based non-employee compensation plan, and one stock-based director compensation plan, which are described more fully in Note 7 of our Annual Report on Form 10-K for the year ended June 30, 2006. Since March 2006, we only have the ability to issue stock-based compensation to employees under one of the employee compensation plans, as the other expired on March 26, 2006. Effective July 1, 2005, we account for awards under these plans under Statement No. 123(R), using the modified-prospective-transition method.
     Under the modified-prospective-transition method, compensation cost recognized in the first quarter of fiscal 2007 and fiscal 2006 includes: (a) compensation cost for all share-based payments awarded prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), and (b) compensation cost for all share-based payments awarded subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).
Liquidity and Capital Resources
     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $48,734,000 at September 30, 2006. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At September 30, 2006, we had cash, cash equivalents and short-term investments totaling approximately $157,395,000. We had positive cash flows from operations of approximately $11,014,000 for the three months ended September 30, 2006 compared to positive cash flows from operations of approximately $1,007,000 for the corresponding period in fiscal 2006. The increase in cash flows from operations was largely driven by the improvement of net income of approximately $5,141,000 for the three months ended September 30, 2006 from approximately $1,318,000 for the corresponding period in fiscal 2006. The cash flows from operations for the three months ended September 30, 2005 also included $3,750,000 in payments to Georgetown University, further described below.
     Net cash used in investing activities for the three months ended September 30, 2006 of approximately $16,555,000 included $31,181,000 of sales and revolving maturities of short-term investments. Capital expenditures of approximately $933,000 were used for expansion of our Gaithersburg facility. Through fiscal 2007, we expect to spend up to $2,000,000 of working capital as we further expand our Gaithersburg facility. We are considering an option to re-engineer our Gaithersburg facility beginning in fiscal 2007 to increase manufacturing efficiency. The construction could cost up to $8,000,000, which we expect to finance ourselves and capitalize as building improvements.

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
     We lease a facility in Gaithersburg, Maryland, comprising a total of 143,585 square feet for our corporate headquarters and manufacturing operations pursuant to a Lease Agreement dated March 2, 1998 between Digene and ARE-Metropolitan Grove I, LLC, as landlord (the “Landlord”), as amended (the “Lease”). On November 15, 2005, we executed the Fourth Amendment to Lease (the “Amendment”), which expands the rented premises from 111,000 rentable square feet that we were then using. Under the Amendment, the Landlord and we contributed financing to fund the expansion construction and outfitting, for which construction was substantially completed by September 20, 2006. In addition, the initial term of the Lease has been extended ten years effective September 2006.
     Under the Amendment we became responsible for a portion of the construction costs and were deemed to be the owner of the Gaithersburg facility for accounting purposes during the construction period under Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction.” Upon completion of construction, the Lease is being accounted for as a financing in accordance with Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” and we will, accordingly, continue to record the existing facility and expanded area as a capital asset. Prior to the amendment, we had accounted for the Lease as an operating lease; however, during the quarter ended December 31, 2005, upon execution of the Amendment, we capitalized $21,400,000 to record the estimated fair value of the current building facility and recognized a related lease obligation of approximately $19,700,000. In accordance with accounting guidance, the portion of the Lease related to ground rent will continue to be treated as an operating lease. Amounts paid by us for the construction have been recorded as construction in progress. This change in accounting treatment has no impact on our cash flow or total expense over the Lease term; however, it results in the acceleration of expense from the later years of the Lease to the earlier years of the Lease. In September 2006 we took occupancy of part of the new space and in October 2006 we took occupancy of the remainder of the space.
     We anticipate that working capital requirements will increase moderately for the foreseeable future due to the investment necessary to re-engineer and further expand our Gaithersburg facility, as well as increasing accounts receivable as a result of expected revenue growth. We have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts, expand our sales and marketing activities and expand our manufacturing capabilities. We expect our existing capital resources will be adequate to fund our operations for the foreseeable future. Our future capital requirements and the adequacy of available funds may change, however, based on numerous factors, including our degree of success in commercializing our products; the effectiveness of our sales and marketing activities; our progress in product development efforts and the magnitude and scope of such efforts; our success in increasing and maintaining customer relationships; our ability to receive additional regulatory approvals for our product offerings; the cost and timing of expansion of our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competitive market developments; and execution and integration of strategic transactions. To the extent our existing capital resources and funds generated from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, which could include public offerings of our securities using our effective shelf registration statement, strategic alliances with corporate partners and others, or through other sources. Other than an equipment leasing facility with ePlus Group, Inc., for which we have used approximately $673,000 of a $1,000,000 total commitment, we do not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Under such conditions, our business, financial condition and results of operations would be materially adversely affected.
     We have summarized below our material contractual obligations as of September 30, 2006 (in thousands):

		Less Than	One to Three	Four to Five
Contractual Obligations	Total	One Year	Years	Years	After Five Years
Long-term debt	$537	$117	$420	$—	$—
Operating leases	3,169	875	1,575	609	110
Capital leases	258	108	150	—	—
Purchase obligations	2,738	1,488	1,250	—	—
Gaithersburg lease obligations	41,769	3,817	11,957	8,413	17,582
Minimum royalty payments	11,776	1,276	10,500	—	—

Total contractual cash obligations	$60,247	$7,681	$25,852	$9,022	$17,692

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three-month periods ended September 30, 2006 and 2005, respectively. Interest rate exposure is primarily limited to the $157.4 million of cash, cash equivalents and short-term investments owned by us. Such investments are largely money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of Digene and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.
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
On July 27, 2006, the AAA arbitration panel ruled in our favor by concluding, among other things, that Beckman Coulter’s purported sale of its HPV intellectual property portfolio, acquired by Beckman Coulter from Institut Pasteur through a 1991 sublicense agreement, to Ventana violated the terms of the 1990 Cross-License Agreement between Institut Pasteur and our predecessor, Life Technologies, Inc. In addition, the panel found that the Cross-License Agreement prohibits Beckman Coulter from supplying cell paste within the scope of our patent rights covered by the Cross-License Agreement to third parties. On August 10, 2006, we filed a motion with the United States District Court for the District of Delaware to lift the stay of the proceedings against Ventana. By order dated August 15, 2006, the District Court granted our motion to lift the stay and re-open the case. On August 26, 2006, we filed a motion for preliminary injunction to enjoin Ventana from making, using, offering for sale, selling, licensing or otherwise distributing products which embody or comprise the inventions claimed in United States Patent No. 4,849,332. During the week of August 28, 2006, the other parties to the case made a number of filings with the Court including an answer to the amended complaint filed by Ventana and Motions to dismiss some or all of the pending claims filed by Ventana and Beckman on procedural grounds. Discovery and briefing on all such motions is continuing.

Item 4. Submission of Matters to a Vote of Security Holders
The following is a summary of the final voting results from the October 25, 2006 annual meeting of stockholders of Digene. The number of shares present in person or by proxy at the annual meeting were 20,886,901, or 89%, of the outstanding shares of common stock.
1. Election of Directors.
     Two of Digene’s seven directors stood for re-election at the annual meeting and were elected to serve for three year terms expiring in 2009. These two directors are: John H. Landon and Kenneth R. Weisshaar. The following directors’ terms continued after the meeting: Evan Jones, Charles M. Fleischman (until October 31, 2006), Joseph M. Migliara, Frank J. Ryan and Cynthia L. Sullivan. After October 31, 2006, the Board will consist of six members.
2. Amendment to the Amended and Restated Directors’ Equity Compensation Plan, as amended, to increase the number of shares of common stock available for grants and awards.
     Digene proposed an amendment to its Amended and Restated Directors’ Equity Compensation Plan, as amended (the “Directors’ Plan”), to increase the number of shares of common stock issuable under the Directors’ Plan by 100,000 shares. The proposed was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled to be cast on the matter.

For:	15,939,506
Against:	2,234,087
Abstain:	8,285
Broker Non-Votes:	2,705,023
3. Amendment to the Amended and Restated Equity Incentive Plan to increase the number of shares of common stock available for grants and awards.
     Digene proposed an amendment to its Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares issuable for awards under the Equity Incentive Plan by 500,000 shares. The proposal was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled to be cast on the matter.

For:	15,858,806
Against:	2,316,473
Abstain:	6,600
Broker Non-Votes:	2,705,022
4. Amendment to the Equity Incentive Plan to add stock appreciation rights to the type of awards.
     Digene proposed an amendment to its Equity Incentive Plan to add stock appreciation rights to the type of awards which can be made under the Equity Incentive Plan. The Company did not previously have the ability to grant stock appreciation rights under the Equity Incentive Plan. The proposal was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled by the cast on the matter.

For:	16,327,569
Against:	1,847,192
Abstain:	7,118
Broker Non-Votes:	2,705,022

5. Amendment to the Equity Incentive Plan to extend the termination date of the plan.
     Digene proposed an amendment to its Equity Incentive Plan to extend the termination date of the Equity Incentive Plan to October 25, 2011. The proposal was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled by the cast on the matter.

For:	16,158,471
Against:	2,016,185
Abstain:	7,223
Broker Non-Votes:	2,705,022
6. Approval of an Amendment to the Equity Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code.
     Digene proposed an amendment to its Equity Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code. Public companies are not permitted to deduct compensation paid to certain highly compensated executive officers to the extent such compensation exceeds $1 million per officer in any year under Section 162(m). However, a performance-based compensation plan that is approved by stockholders at least once every five years will not be subject to this deduction limit. The proposal was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled by the cast on the matter.

For:	17,272,581
Against:	892,198
Abstain:	17,100
Broker Non-Votes:	2,705,022
7. Ratification of the Appointment of Ernst & Young LLP.
     Digene sought ratification of the appointment of Ernst & Young LLP as its independent registered public accounting firm for the fiscal year 2007. Ernst & Young has served as our independent registered public accounting firm since prior to our initial public offering in May 1996. The proposal was approved by the stockholders, in that it received the affirmative vote of a majority of the votes present and entitled to be cast on the matter.

For:	20,874,187
Against:	9,853
Abstain:	2,860
Broker Non-Votes:	1

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the year ended June 30, 1999).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1	Amended and Restated 1996 Omnibus Plan.

10.2	Amended and Restated 1997 Stock Option Plan.

10.3	Amended and Restated Directors’ Equity Compensation Plan

10.4	Amended and Restated Equity Incentive Plan

10.4(a)	Amendment to the Amended and Restated Equity Incentive Plan — Stock Option and Restricted Stock Unit Awards to Employees Working in France (incorporated by reference to Exhibit 10.13(a) to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006).

10.5	Form of Employment Agreement between Digene and James H. Godsey, Ph.D. (incorporated by reference to Exhibit 10.2 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.6	Form of Change in Control Employment Agreement between Digene and James H. Godsey, Ph.D. (incorporated by reference to Exhibit 10.4 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.7	Employment Separation and Release Agreement, dated August 15, 2006, between Digene Corporation and Charles M. Fleischman (incorporated by reference to Exhibit 99.1 to Digene’s Current Report on Form 8-K filed August 24, 2006).

10.8	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to Digene’s Current Report on Form 8-K filed on October 31, 2006).

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIGENE CORPORATION

Date: November 6, 2006	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Digene (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

3.2		Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.2 to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.1	*	Amended and Restated 1996 Omnibus Plan.

10.2	*	Amended and Restated 1997 Stock Option Plan.

10.3	*	Amended and Restated Directors’ Equity Compensation Plan

10.4	*	Amended and Restated Equity Incentive Plan

10.4(a)		Amendment to the Amended and Restated Equity Incentive Plan — Stock Option and Restricted Stock Unit Awards to Employees Working in France (incorporated by reference to Exhibit 10.13(a) to Digene’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006).

10.5		Form of Employment Agreement between Digene and James H. Godsey, Ph.D. (incorporated by reference to Exhibit 10.2 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.6		Form of Change in Control Employment Agreement between Digene and James H. Godsey, Ph.D. (incorporated by reference to Exhibit 10.4 to Digene’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.7		Employment Separation and Release Agreement, dated August 15, 2006, between Digene Corporation and Charles M. Fleischman (incorporated by reference to Exhibit 99.1 to Digene’s Current Report on Form 8-K filed August 24, 2006).

10.8		Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to Digene’s Current Report on Form 8-K filed on October 31, 2006).

31.1	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.