Form 10-Q
period 2006-12-31
DIGENE CORP
filed 2007-02-02
CIK 1011582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	January 30, 2007

(Common Stock, par value $.01 per share)	24,009,636

DIGENE CORPORATION
INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets- December 31, 2006 and June 30, 2006	3

Consolidated Statements of Operations- Three and six months ended December 31, 2006 and 2005	4

Consolidated Statements of Cash Flows- Six months ended December 31, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information:

Item 1. Legal Proceedings	22

Item 6. Exhibits	24

Signatures

Exhibit Index

PART I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,381	$8,805
Short-term investments	164,949	130,452
Accounts receivable, less allowance of approximately $370 and $363 at December 31, 2006 and June 30, 2006, respectively	26,818	27,665
Inventories, net	7,550	6,307
Prepaid expenses and other current assets	3,364	3,718
Deferred tax asset, current	4,001	4,275

Total current assets	215,063	181,222

Property and equipment, net	40,216	33,935
Deposits and other assets	5,626	5,981
Deferred tax asset, less current portion	12,804	10,748

Total assets	$273,709	$231,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,761	$10,716
Accrued expenses	9,992	11,030
Accrued payroll	10,034	11,190
Current portion of long-term debt and lease obligations	1,789	1,445

Total current liabilities	34,576	34,381

Deferred rent	280	246
Long-term debt, less current portion	390	450
Lease obligations, less current portion	22,920	19,323

Minority interest	436	440

Stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 23,933,381 and 23,243,586 shares issued at December 31, 2006 and June 30, 2006, respectively	239	232
Additional paid-in capital	256,382	229,996
Accumulated other comprehensive income	1,381	692
Accumulated deficit	(42,645)	(53,874)
Common stock held in treasury, at cost	(250)	—

Total stockholders’ equity	215,107	177,046

Total liabilities and stockholders’ equity	$273,709	$231,886

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$48,648	$36,560	$94,127	$69,382
Other	503	533	1,165	1,064

Total revenues	49,151	37,093	95,292	70,446

Costs and expenses:
Cost of product sales	6,450	5,083	12,588	9,984
Royalty and technology	2,609	2,091	4,817	3,953
Research and development	6,269	3,852	10,875	7,617
Selling and marketing	17,807	13,840	34,210	28,426
General and administrative	8,741	6,316	18,359	11,864

Income from operations	7,275	5,911	14,443	8,602

Other income (expense):
Interest income	2,058	686	3,812	971
Interest expense	(529)	(167)	(883)	(164)
Other income (expense)	27	(70)	41	(45)

Income from operations before minority interest and income taxes	8,831	6,360	17,413	9,364

Minority interest	77	(4)	5	(116)

Income from operations before income taxes	8,908	6,356	17,418	9,248

Provision for income taxes	2,819	3,350	6,188	4,924

Net income	$6,089	$3,006	$11,230	$4,324

Basic net income per share	$0.26	$0.14	$0.48	$0.21

Diluted net income per share	$0.25	$0.14	$0.47	$0.21

Weighted average shares outstanding
Basic	23,795	21,094	23,620	20,592

Diluted	24,181	21,409	24,030	20,938

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31,
	2006	2005
	(Unaudited)
Operating activities
Net income	$11,230	$4,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,358	1,980
Amortization of intangible assets	250	—
Loss on disposal of fixed assets	76	68
Stock-based compensation expense	3,692	2,783
Deferred tax asset	2,841	3,501
Minority interest	(5)	61
Changes in operating assets and liabilities:
Accounts receivable	(341)	(1,288)
Inventories	(1,213)	(326)
Prepaid expenses and other current assets	395	(369)
Deposits and other assets	117	(248)
Accounts payable	(1)	(251)
Accrued expenses	(1,282)	2,299
Accrued patent litigation settlement	—	(7,500)
Accrued payroll	(1,219)	133
Deferred rent	35	42

Net cash provided by operating activities	17,933	5,209

Investing activities
Purchases of short-term investments	(133,402)	(89,259)
Sales and maturities of short-term investments	99,227	16,227
Capital expenditures	(7,396)	(2,082)

Net cash used in investing activities	(41,571)	(75,114)

Financing activities
Net proceeds from issuance of common stock	—	60,079
Proceeds from issuance of common stock under equity incentive plans	15,140	1,897
Excess tax benefit from stock-based compensation	2,816	601
Purchases of common stock for treasury	(250)	—
Principal payments of long-term debt	(604)	(152)
Proceeds from lease financing	5,800	—

Net cash provided by financing activities	22,902	62,425

Effect of currency translations	312	(197)

Net decrease in cash and cash equivalents	(424)	(7,677)
Cash and cash equivalents at beginning of period	8,805	15,789

Cash and cash equivalents at end of period	$8,381	$8,112

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three- and six-month periods ended December 31, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission.
The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
Certain prior year amounts have been reclassified to conform to current year presentation.
2. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“Statement 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that financial statements for that fiscal year have not yet been issued, including any financial statements for an interim period within that fiscal year. The Company expects to adopt Statement 157 during the quarter ended September 30, 2008. The Company is currently evaluating the impact Statement 157 may have on the Company’s consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company expects to adopt FIN 48 during the quarter ended September 30, 2007. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.

3. Other Balance Sheet Information
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	December 31,	June 30,
	2006	2006
	(unaudited)
Finished goods	$3,898	$4,204
Work in process	3,348	2,739
Raw materials	2,266	1,773

	9,512	8,716
Inventory reserve	(1,962)	(2,409)

	$7,550	$6,307

4. Income Taxes
The Company accounts for income taxes during interim periods in accordance with FASB SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods, an interpretation of APB Opinion No. 28.” For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis. The Company’s provision for income taxes recorded for the six months ended December 31, 2006 and December 31, 2005 are based on an estimated annual effective tax rate. Items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign tax rate differentials, foreign losses not benefited, and certain non-deductible expenses.
During the fourth quarter of fiscal 2006, the Company removed its valuation allowance previously recorded against the stock option-created portion of its U.S. net operating losses as required under FASB SFAS No. 123(R), “Share-Based Payment” (“Statement 123(R)”). Correspondingly, under Statement 123(R), the Company reduced its deferred tax assets by approximately $34,081,000, which represented the unrecognized benefit from stock option-related net operating loss carryforwards as of June 30, 2006 that is available for utilization in future years, subject to expiration. As of December 31, 2006, this unrecognized benefit is approximately $28,490,000. The realization of deferred tax assets is contingent upon the generation of future taxable income. The Company continues to maintain a valuation allowance for certain U.S. income tax credits and foreign deferred tax assets, including foreign net operating loss carryforwards expected to expire unused, due to the uncertainty of realization of these tax benefits at this time.

5. Stockholders’ Equity
Common Stock and Per Share Calculation
For the three-month periods ended December 31, 2006 and 2005, respectively, in conjunction with stock option exercises, the Company issued 299,821 and 64,550 shares of common stock, and 665,319 and 144,070 shares of common stock for the six-month periods ended December 31, 2006 and 2005, respectively. The Company received cash proceeds from the exercise of stock options of approximately $6,753,000 and $751,000 for the three-month periods ended December 31, 2006 and 2005, respectively and $15,140,000 and $1,897,000 for the six-month periods ended December 31, 2006 and 2005, respectively.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31
(in thousands, except per share data)	2006	2005	2006	2005

Numerator:
Net income	$6,089	$3,006	$11,230	$4,324
Denominator:
Weighted average shares outstanding – basic	23,795	21,094	23,620	20,592
Dilutive securities — stock options	386	315	410	346

Weighted average shares outstanding – diluted	24,181	21,409	24,030	20,938

Basic net income per share	$0.26	$0.14	$0.48	$0.21
Diluted net income per share	$0.25	$0.14	$0.47	$0.21
For the three-month periods ended December 31, 2006 and 2005, respectively, outstanding stock options to purchase approximately 100,000 and 1,626,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period. For the six-month periods ended December 31, 2006 and 2005, respectively, outstanding stock options to purchase approximately 138,000 and 1,872,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive.
In October 2006, the Company issued 13,353 and 2,315 shares of its common stock to certain employees upon the lapse of forfeiture restrictions on previously awarded restricted stock units and vesting of previously awarded performance shares awards, respectively. Such issuances were done on a “net settlement” basis as provided for in the Company’s equity incentive plans, and, as a result 5,279 shares of common stock associated with payroll taxes related to this issuance are held in treasury at cost.
Stock-Based Compensation
Prior to July 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective July 1, 2005, the Company accounts for awards under these plans under Statement 123(R), using the modified-prospective-transition method.

Under the modified-prospective-transition method, compensation cost recognized for fiscal 2007 and fiscal 2006 includes: (a) compensation cost for all share-based payments awarded prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments awarded subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).
Expected volatility is an assumption used in the trinomial lattice option-pricing fair value model and measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Prior to July 1, 2006, the Company had used the historical volatility since its initial public offering to estimate expected volatility. Effective July 1, 2006, a blended volatility has been and will be used in the valuation model. Blended volatility combines both volatility measures and weighs both historical and expected volatilities to offer the most flexibility to adapt to the Company’s specific facts and circumstances. The weighted-average expected volatility for the three and six months ended December 31, 2006 averaged 54.3% and 55.1%, respectively.
During the six months ended December 31, 2006, the Company awarded 319,375 stock options, 39,606 restricted stock units and 64,900 performance shares to certain employees. Under the terms of certain performance shares awards, the actual number of shares of stock that may be issued may be reduced to zero or increase as much as two-fold, depending on the achievement of established three-year revenue and earnings performance objectives. In addition, recipients of these performance shares must continue their employment for three years from the date of grant. Performance shares awarded to the Company’s new Chief Executive Officer will vest in increments over three years and be subject to meeting performance objectives established by the Board of Directors.
In October 2006, the Company awarded 25,000 stock options and 4,735 restricted stock units to directors of the Company pursuant to the Digene Corporation Directors’ Equity Compensation Plan.
In August 2006, the Company entered into a severance agreement with an executive officer. Under the agreement, the exercise periods for 250,425 stock options that had vested through October 31, 2006 have been extended through October 31, 2007. In October 2006, the Compensation Committee also accelerated the vesting of 2,315 performance shares on October 31, 2006, which represented a portion of a performance shares award made to the executive officer in July 2005. The increase in compensation expense resulting from this agreement was approximately $386,000.

Comprehensive Income
Comprehensive income for the quarter- and fiscal year-to-date periods ended December 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net income as reported	$6,089	$3,006	$11,230	$4,324
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of taxes	53	5	201	—
Foreign currency translation gain (loss)	351	(230)	488	(265)

Comprehensive income	$6,493	$2,781	$11,919	$4,059

For the three-month periods ended December 31, 2006 and 2005, the change in unrealized gain on available-for-sale securities net of the change in income tax expense was approximately $32,000 and $4,000, respectively. For the six-month periods ended December 31, 2006 and 2005, the change in unrealized gain on available-for-sale securities net of the change in income tax expense was approximately $121,000 and $1,000, respectively.
6. Warranties
The Company reserves approximately 2% of product sales as an estimate of cost for its standard warranty obligations. Changes in the Company’s standard warranty reserve are as follows (in thousands):

	Six Months Ended December 31,
	2006	2005
Balance, beginning of period	$1,503	$1,137
Warranties issued during the period	1,891	1,375
Changes in liability for pre-existing warranties during the period	(1,688)	(1,236)

Balance, end of period	$1,706	$1,276

The Company also offers its customers extended warranties on its equipment. The revenue from these extended warranties is deferred and is recognized evenly over the extended warranty period.
7. Contingencies
The Company is involved in various claims and legal proceedings of a nature considered normal to its business including protection of its owned and licensed intellectual property. The Company records accruals for such contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. The Company does not anticipate that any material financial liability will result from the prosecution or defense of any litigation in which the Company is currently involved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2006. Some of the information that follows are not statements of historical fact but merely reflect our intent, belief or expectations regarding the anticipated effect of events, circumstances and trends. Such statements should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations. Factors that might cause or contribute to differences between our expectations and actual results include: risk that other companies may develop and market human papillomavirus (HPV) tests competitive with our own; our ability to scale up our manufacturing to the extent demand for our products increases; ability to develop new products; ability to execute and integrate strategic transactions; uncertainty related to changes in our senior management; uncertainty regarding patents and proprietary rights in connection with our products and products in development; uncertainty of market acceptance of our products by the worldwide medical community; our need to obtain third-party reimbursement approval from additional government entities, private insurance plans, and managed care organizations, particularly outside the United States; uncertainty as to the outcome of current patent litigation and patent litigation which may arise in the future; delay in or failure to obtain regulatory approvals and uncertainty of clinical trial results for our products in development; the extent of future expenditures for sales and marketing programs; risks inherent in international transactions, including those relating to our European operations and elsewhere; uncertainty of future profitability and cash generation from operations; and other factors as set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006.
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
     In fiscal 2006, our gross margin on product sales increased to 85% as compared to 82% in fiscal 2005. In fiscal 2007, we expect a gross margin of approximately 86%; however, there can be no assurance that we will meet this goal. We calculate gross margin as the difference between product sales and the cost of product sales, which excludes royalty and technology expense, as a percentage of product sales for the period.
     We have in-licensed patents to a number of cancer-causing HPV types, biological materials, and other intellectual property on which we pay royalties, patent maintenance and other technology access costs. In fiscal 2006, our total royalty and technology expense was 5% of product sales. In fiscal 2007, we expect total royalty and technology expense to be approximately 5% to 6% of product sales.

     Our sales and marketing expenditures have been, and will continue to be, focused on accelerating the adoption of HPV testing worldwide and particularly in the United States. In fiscal 2006, we increased our sales and marketing expenditures by 37% over the prior fiscal year to capitalize on the growing acceptance of our HPV test products by physicians, laboratories and health insurance providers, and we expect to continue to invest heavily in such sales and marketing programs over the next several quarters.
     We expect to increase the size of our investment in research and development activities during fiscal 2007 with particular investment in the development of our next generation platforms and other research and development programs primarily related to HPV testing. We also continue to evaluate various technologies for in-licensing and acquisitions, which may result in a significant increase in research and development expense.
     We expect our general and administrative expenses will increase to support the overall growth of our business, but at a much-lower rate than our revenue growth rate.
     Historically, we granted stock options as the only form of equity compensation. In fiscal 2006, we issued primarily restricted stock units and performance shares to certain employees and directors and limited our use of stock options for officers and directors. Stock-based compensation expense was approximately $1,579,000 for the three-month period ended December 31, 2006 compared to approximately $1,429,000 for the corresponding period in fiscal 2006 and was approximately $3,692,000 for the six-month period ended December 31, 2006 compared to approximately $2,783,000 for the corresponding period in fiscal 2006.
     Although we anticipate increasing our expenditures as described above, we anticipate that increased revenue will offset the impact such increased expenditures would have on our operating profits.
Results of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	% change	2006	2005	% change
	(in thousands)
Total revenue	$49,151	$37,093	33%	$95,292	$70,446	35%
Product sales	48,648	36,560	33%	94,127	69,382	36%
HPV test product revenue	45,220	32,302	40%	86,826	60,694	43%
Cost of product sales	6,450	5,083	27%	12,588	9,984	26%
Gross margin (1)	86.7%	86.1%	1%	86.6%	85.6%	1%
Royalty and technology expense	$2,609	$2,091	25%	$4,817	$3,953	22%

(1)	We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology fees, as a percentage of product sales for the period.
     Product sales increased 33% to approximately $48,648,000 for the three-month period ended December 31, 2006 from approximately $36,560,000 for the corresponding period in fiscal 2006. The increase was due primarily to a 40% growth in sales of our HPV test products to approximately $45,220,000. The majority of the growth in our HPV test product revenue was in the United States, which increased 41% to approximately $37,888,000, and in Europe, which increased 50% to approximately $5,755,000.

     Product sales increased 36% to approximately $94,127,000 for the six-month period ended December 31, 2006 from approximately $69,382,000 for the corresponding period in fiscal 2006. The increase was due primarily to a 43% growth in sales of our HPV test products to approximately $86,826,000. The majority of the growth in our HPV test product revenue was in the United States, which increased 46% to approximately $73,627,000, and in Europe, which increased 38% to approximately $10,099,000.
     The net impact of foreign exchange rate fluctuations on product sales was immaterial for the three- and six-month periods ended both December 31, 2006 and 2005. In the United States, growth in our HPV test product sales resulted from increased acceptance of our Digene® HPV Test for adjunctive cervical cancer screening with a Pap test for women age 30 and older (also marketed as the DNAwithPap® Test). We believe the growth was due in part to our physician and patient education activities and our direct-to-consumer marketing campaigns. The growth in HPV test product revenue in Europe was due to our subsidiary operating companies and distributor operations benefiting from our coordinated sales and marketing programs, public awareness campaigns and government education efforts.
     Cost of product sales increased by 27% to approximately $6,450,000 for the three-month period ended December 31, 2006 from approximately $5,083,000 for the corresponding period in fiscal 2006 and increased 26% to approximately $12,588,000 for the six-month period ended December 31, 2006 from approximately $9,984,000 for the corresponding period in fiscal 2006. These increases are mainly due to increased product sales volume, partially offset by a decrease in reserves due to improved operational efficiencies. Cost of product sales included approximately $106,000 of stock compensation expense for the three-month period ended December 31, 2006 compared to approximately $101,000 for the corresponding period in fiscal 2006 and included approximately $233,000 of stock compensation expense for the six-month period ended December 31, 2006 compared to approximately $234,000 for the corresponding period in fiscal 2006. Gross margins on product sales increased to 86.7% for the three-month period ended December 31, 2006 from 86.1% for the corresponding period in fiscal 2006 and increased to 86.6% for the six-month period ended December 31, 2006 from 85.6% for the corresponding period in fiscal 2006. The increase in gross margin percentage for the three- and six-month periods ended December 31, 2006 from the corresponding periods in fiscal 2006 were the result of increased production demand resulting in decreased manufacturing overhead costs as a percentage of product sales, improved operational efficiencies and a shift in the product mix from lower margin products to higher margin HPV test products.
     Royalty and technology expense decreased to 5% of product sales, or approximately $2,609,000, for the three-month period ended December 31, 2006 from 6% of product sales, or approximately $2,091,000, for the corresponding period in fiscal 2006 and decreased to 5% of product sales, or approximately $4,817,000, for the six-month period ended December 31, 2006 from 6% of product sales, or approximately $3,953,000, for the corresponding period in fiscal 2006. The decrease, as a percent of product sales, for the three- and six-month periods ended December 31, 2006 was primarily due to the expiration of an exclusively licensed patent during fiscal 2006.
     Research and development expenses increased 63% to approximately $6,269,000, or 13% of total revenue, for the three-month period ended December 31, 2006 from approximately $3,852,000, or 10% of total revenue, for the corresponding period in fiscal 2006. Research and development expenses included approximately $198,000 of stock compensation expense for the three-month period ended December 31, 2006 compared to approximately $81,000 for the corresponding period in fiscal 2006.

The increase for the three-month period ended December 31, 2006 was primarily due to a 120% increase in personnel costs, which increased to approximately $3,204,000; professional services, which increased 40% to approximately $1,200,000; depreciation and amortization, which increased 273% to approximately $178,000; and the increased stock compensation expense; partially offset by the lack of a corresponding license fee for intellectual property of $500,000 accrued in the corresponding period in fiscal 2006. The increase in personnel costs is to support our overall infrastructure to support our research and development programs. The increase in professional services was due to increased costs for products under development, including our genotyping development activities. The increase in depreciation and amortization is due primarily to amortization of intangibles associated with a non-exclusive sublicense acquired in June 2006.
     Research and development expenses increased 43% to approximately $10,875,000, or 11% of total revenue, for the six-month period ended December 31, 2006 from approximately $7,617,000, or 11% of total revenue, for the corresponding period in fiscal 2006. Research and development expenses included approximately $295,000 of stock compensation expense for the six-month period ended December 31, 2006 compared to approximately $124,000 for the corresponding period in fiscal 2006. The increase for the six-month period ended December 31, 2006 was primarily due to a 80% increase in personnel costs, which increased to approximately $5,307,000; professional services, which increased 9% to approximately $2,266,000; depreciation and amortization, which increased 255% to approximately $347,000; and the increased stock compensation expense; partially offset by the aforementioned license fee accrual. The increase in personnel costs, professional services and depreciation and amortization are due to the aforementioned variances.
     Our core research efforts for next-generation technologies include programs for improved molecular diagnostic assay systems for detection of HPV and other targets, in the area of women’s cancers and infectious diseases, and research on our next generation nucleic acid detection technology. In the first half of fiscal 2007, research and development activities were concentrated on platform technology and improvements to our diagnostic test and equipment products. We focused on four areas: (1) core research efforts for next generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) support of regulatory submissions seeking approval to market our existing products with procedural improvements and/or for additional uses and indications in the U.S. and abroad. Because our research and development expenditures typically benefit multiple product offerings, we do not report research and development expenses on a per-product or per-disease target basis.
     We believe there are a number of potential and current applications for HPV genotyping to further improve the diagnosis and prevention of cervical cancer, and are developing several genotyping products targeted to these applications. Our first HPV genotyping product is a probe reagent for use in developing tests for the detection of HPV types 16, 18 and 45. There is building clinical evidence that these three HPV types are particularly aggressive, and determining a woman’s HPV 16/18/45 status may become an important method of determining follow-up activities for Pap negative/HPV positive test results. We intend to CE mark and pursue FDA approval of a probe reagent that can be utilized with our Hybrid Capture 2-based (hc2™) test.
     Our second HPV genotyping offerings will be Luminex-based genotyping products utilizing our proprietary GP5+/6+ primers. Genotyping using Luminex ® xMAP ® multiplex detection permits individual typing of cancer-causing HPV subtypes. Test methods using these products are currently being evaluated by several clinical investigators, and we are working toward obtaining FDA approval and CE marking.

     Additionally, we have contracted with Diassay B.V. to develop and manufacture for us a line blot HPV genotyping test also based on our proprietary GP5+/6+ primers for use outside of the U.S. which we intend to CE mark in calendar 2007. This product is intended to satisfy the requirements of low-volume laboratories found throughout the European market.
     We continue our efforts to enhance the automation and throughput of our hc2 portfolio to better meet customer needs as the demand for HPV testing increases. These development efforts include a batch preparation method for processing liquid-based cytology specimens for HPV testing. In June 2006, we submitted data to the FDA supporting a pre-market approval supplement (PMAS) using this new method for hc2 high-risk HPV testing of specimens collected with the ThinPrep ® test in PreservCyt ® solution (Cytyc Corporation). In January 2007, we received notice from the FDA that the PMAS was not approvable as submitted. We are currently evaluating relevant information to address the FDA’s concerns. Work is also progressing on a specimen preparation processor designed to automate several pre-analytic steps associated with liquid cytology vials and the Digene DNA Collection Device. This system will streamline and automate the handling, preparation and tracking of specimens for transfer onto our Rapid Capture ® System. The processor is projected to be available for customer evaluations in calendar year 2007.
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
     Work on our HPV system for developing countries continues and to date all product development milestones established with our partner, PATH (Program for Appropriate Technology in Health), have been met. This product candidate is aimed at developing countries that currently lack adequate cervical cancer screening programs. We estimate that this product will be commercially available in the second half of calendar 2008.
     We also plan to build our portfolio through in-licensing and acquisitions. Our announcement of an exclusive distribution agreement with Asuragen Inc. in April 2006 was one of the first announcements relating to this program. We expect Asuragen to submit a 510(k) to the FDA in calendar 2007 supporting the use of Asuragen’s Signature ® “Expand” cystic fibrosis screening products.
     Selling and marketing expenses increased 29% to approximately $17,807,000, or 36% of total revenue, for the three-month period ended December 31, 2006 from approximately $13,840,000, or 37% of total revenue, for the corresponding period in fiscal 2006. Selling and marketing expenses included approximately $392,000 of stock compensation expense for the three-month period ended December 31, 2006 compared to approximately $335,000 for the corresponding period in fiscal 2006. The increase in selling and marketing expenses for the three-month period ended December 31, 2006 was primarily due to personnel costs, which increased 30% to approximately $7,801,000; marketing program expenses, which increased 33% to approximately $4,140,000; facility and overhead costs, including travel, which increased 43% to approximately $3,377,000; and the increased stock compensation expense.
     Selling and marketing expenses increased 20% to approximately $34,210,000, or 36% of total revenue, for the six-month period ended December 31, 2006 from approximately $28,426,000, 40% of total revenue, for the corresponding period in fiscal 2006. Selling and marketing expenses included approximately $950,000 of stock compensation expense for the six-month period ended December 31, 2006 compared to approximately $770,000 for the corresponding period in fiscal 2006. The increase for the six-month period ended December 31, 2006 was primarily due to personnel costs, which increased 24% to approximately $14,730,000; marketing program expense, which increased 13% to approximately $7,697,000; facility and overhead costs, including travel, which increased 36% to approximately $6,768,000; and the increased stock compensation expense.

     The increase in personnel costs, facility, overhead and travel expenses in each of the three- and six-month periods ended December 31, 2006 is due largely to increasing size of our physician sales force, for which we began hiring extensively in the middle of fiscal 2005. The increase in marketing program expenses is the result of a direct-to-consumer awareness campaign implemented during fiscal 2005 and continued throughout fiscal 2007.
     Virtually all of the increase in our selling and marketing expenses for the three-month period ended December 31, 2006 was incurred in the United States, which increased 33% to approximately $13,688,000 as compared to approximately $10,302,000 in the corresponding period in fiscal 2006 and increased 21% to approximately $26,618,000 for the six-month period ended December 31, 2006 from approximately $21,959,000 in the corresponding period in fiscal 2006, as we expanded our direct sales and marketing activities, including our physician and patient education activities directed toward increasing sales of our HPV test products.
     General and administrative expenses increased 38% for the three-month period ended December 31, 2006 to approximately $8,741,000, or 18% of total revenues, from approximately $6,316,000, or 17% of total revenues, in the corresponding period in fiscal 2006. General and administrative expenses included approximately $883,000 of stock compensation expense for the three-month period ended December 31, 2006 compared to approximately $912,000 for the corresponding period in fiscal 2006. The increase for the three-month period ended December 31, 2006 was due to personnel costs, which increased 60% to approximately $3,687,000; professional services, which increased 17% to approximately $2,080,000; and franchise and other taxes, which increased 452% to approximately $433,000. The increase in professional services for the three-month period ended December 31, 2006 was largely due to increased outside tax services globally in order to ensure compliance with various foreign and state jurisdictional tax laws as well as new financial reporting requirements. The increase in franchise and other taxes for the three-month period ended December 31, 2006 was due to additional filings with state and local tax authorities.
     General and administrative expenses increased 55% to approximately $18,359,000, or 19% of total revenues, for the six-month period ended December 31, 2006 from approximately $11,864,000, or 17% of total revenue, for the corresponding period in fiscal 2006. General and administrative expenses included approximately $2,214,000 of stock compensation expense for the six-month period ended December 31, 2006 compared to approximately $1,655,000 for the corresponding period in fiscal 2006. The increase for the six-month period ended December 31, 2006 was due to personnel costs, which increased 68% to approximately $7,788,000; professional services, which increased 58% to approximately $4,689,000; franchise and other taxes, which increased 427% to approximately $556,000; and the increased stock compensation expense. For the six-month period ended December 31, 2006, the increase in personnel costs included a severance agreement entered into in August 2006 with an executive officer. The severance agreement includes approximately $1,343,000 of future cash payments which are included in personnel costs in the first quarter, and a charge of approximately $386,000 which is included in stock compensation expense in the first half of fiscal 2007. Under the terms of the severance agreement, modifications were made to the terms of portions of outstanding equity awards previously granted, resulting in this additional charge included in stock compensation expense. The increase in professional services for the six-month period ended December 31, 2006 was largely due to increased litigation, arbitration, and other legal expenses incurred, in addition to the aforementioned outside tax services. The increase in franchise and other taxes for the six-month period ended December 31, 2006 was due to the aforementioned tax filings.

     The majority of the increase in general and administrative expenses for the three-month period ended December 31, 2006 was incurred in the United States, which increased 42%, to approximately $6,343,000, compared to the corresponding period in fiscal 2006. General and administrative expenses for the six-month period ended December 31, 2006 increased 66%, to approximately $13,654,000 in the United States, compared to the corresponding period in fiscal 2006. The executive officer severance, which includes cash compensation and stock compensation expense, contributed 32% of the increase in U.S. general and administrative expense for the six-month period ended December 31, 2006.
     Interest income increased 200% to approximately $2,058,000 for the three-month period ended December 31, 2006 from approximately $686,000 in the corresponding period in fiscal 2006 and increased 293% to approximately $3,812,000 for the six-month period ended December 31, 2006 from approximately $971,000 for the corresponding period in fiscal 2006. The increase was due to higher cash, cash equivalents and short-term investment balances, as well as higher interest rates during the three- and six-month periods ended December 31, 2006 compared to the corresponding periods in fiscal 2006.
     Interest expense increased 217% to approximately $529,000 for the three-month period ended December 31, 2006 from approximately $167,000 in the corresponding period in fiscal 2006 and increased 438% to approximately $883,000 for the six-month period ended December 31, 2006 from approximately $164,000 for the corresponding period in fiscal 2006. This increase was due to the Gaithersburg facility lease obligation, which is more fully described below in Liquidity and Capital Resources.
     Our provision for income taxes recorded for the six months ended December 31, 2006 and December 31, 2005 are based on an estimated annual effective tax rate. Items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign tax rate differentials, foreign losses not benefited, and certain non-deductible expenses. In addition, the estimated annual effective tax rate is based on financial projections for the fiscal year that can, and have in the past, changed materially.
     During the fourth quarter of fiscal 2006, we removed the valuation allowance previously recorded against the stock option created-portion of our net operating losses as required under Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”). Correspondingly, under Statement 123(R), we reduced our deferred tax assets by approximately $34,081,000, which represented the unrecognized benefit from stock-option related net operating loss carryforwards as of June 30, 2006, that is available for utilization in future years, subject to expiration. As of December 31, 2006, this unrecognized benefit is approximately $28,490,000. The realization of our deferred tax assets is contingent upon the generation of future taxable income. We continue to maintain a valuation allowance for the amount of certain U.S. income tax credits and foreign deferred tax assets, including foreign net operating loss carryforwards expected to expire unused, due to uncertainty of realization of these tax benefits at this time.
     At December 31, 2006, we had two stock-based employee compensation plans, one stock-based non-employee compensation plan, and one stock-based director compensation plan, which are described more fully in Note 7 of our Annual Report on Form 10-K for the year ended June 30, 2006. Since March 2006, we only have the ability to issue stock-based compensation to employees under one of the employee compensation plans, as the other expired on March 26, 2006. Effective July 1, 2005, we account for awards under these plans under Statement 123(R), using the modified-prospective-transition method.

     Under the modified-prospective-transition method, compensation cost recognized in the second quarter of fiscal 2007 and fiscal 2006 includes: (a) compensation cost for all share-based payments awarded prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), and (b) compensation cost for all share-based payments awarded subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).
Liquidity and Capital Resources
     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $42,645,000 at December 31, 2006. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At December 31, 2006, we had cash, cash equivalents and short-term investments aggregating approximately $173,330,000. We had positive cash flows from operations of approximately $17,933,000 for the six months ended December 31, 2006 compared to cash flow from operations of approximately $5,209,000 for the corresponding period in fiscal 2006. The increase in cash flows from operations was largely driven by the improvement of net income of approximately $11,230,000 for the six months ended December 31, 2006 from approximately $4,324,000 for the corresponding period in fiscal 2006. The cash flows from operations for the six months ended December 31, 2005 also included $7,500,000 in payments to Georgetown University, further described below.
     Net cash used in investing activities for the six months ended December 31, 2006 of approximately $41,571,000 included $99,227,000 of sales and revolving maturities of short-term investments. Capital expenditures of approximately $3,283,000 were used for expansion of our Gaithersburg facility. Through fiscal 2007, we expect to spend up to $2,000,000 of working capital as we further expand our Gaithersburg facility. We are considering an option to re-engineer our Gaithersburg facility beginning in fiscal 2007 to increase manufacturing efficiency. The construction could cost up to $8,000,000, which we expect to finance ourselves and capitalize as building improvements.
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
     We lease a facility in Gaithersburg, Maryland, comprising a total of 143,585 square feet for our corporate headquarters and manufacturing operations pursuant to a Lease Agreement dated March 2, 1998 between Digene and ARE-Metropolitan Grove I, LLC, as landlord (the “Landlord”), as amended (the “Lease”). On November 15, 2005, we executed the Fourth Amendment to Lease (the “Amendment”), which expanded the rented premises from 111,000 rentable square feet that we were then using. Under the Amendment, the Landlord and we contributed financing to fund the expansion construction and outfitting, for which construction was substantially completed by September 20, 2006. In addition, the initial term of the Lease was extended ten years effective September 2006.

     Under the Amendment we became responsible for a portion of the construction costs and were deemed to be the owner of the Gaithersburg facility for accounting purposes during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” Upon completion of construction, the Lease is being accounted for as a financing in accordance with Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” and we will, accordingly, continue to record the existing facility and expanded area as a capital asset. Prior to the amendment, we had accounted for the Lease as an operating lease; however, during the quarter ended December 31, 2005, upon execution of the Amendment, we capitalized $21,400,000 to record the estimated fair value of the current building facility and recognized a related lease obligation of approximately $19,700,000. In accordance with accounting guidance, the portion of the Lease related to ground rent will continue to be treated as an operating lease. Amounts paid by us for the construction have been recorded as construction in progress. This change in accounting treatment has no impact on our cash flow or total expense over the Lease term; however, it results in the acceleration of expense from the later years of the Lease to the earlier years of the Lease. In September 2006 we took occupancy of part of the new space and in October 2006 we took occupancy of the remainder of the space.
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

Contractual Obligations
We have summarized below our material contractual obligations as of December 31, 2006 (in thousands):

		Less Than	One to Three	Four to Five
Contractual Obligations	Total	One Year	Years	Years	After Five Years
Long-term debt	$508	$118	$390	$—	$—
Operating leases	3,032	861	1,523	595	53
Capital leases	231	108	123	—	—
Purchase obligations	3,845	2,595	1,250	—	—
Gaithersburg lease obligation	40,972	3,851	12,062	8,488	16,571
Executive severance	1,324	774	550	—	—
Minimum royalty payments	10,500	3,500	7,000	—	—

Total contractual cash obligations	$60,412	$11,807	$22,898	$9,083	$16,624

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three- and six-month periods ended December 31, 2006 and 2005, respectively. Interest rate exposure is primarily limited to the $173.3 million of cash, cash equivalents and short-term investments owned by us. Such investments are largely money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.
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
On July 27, 2006, the AAA arbitration panel ruled in our favor by concluding, among other things, that Beckman Coulter’s purported sale of its HPV intellectual property portfolio, acquired by Beckman Coulter from Institut Pasteur through a 1991 sublicense agreement, to Ventana violated the terms of the 1990 Cross-License Agreement between Institut Pasteur and our predecessor, Life Technologies, Inc. In addition, the panel found that the Cross-License Agreement prohibits Beckman Coulter from supplying cell paste within the scope of our patent rights covered by the Cross-License Agreement to third parties. On August 10, 2006, we filed a motion with the United States District Court for the District of Delaware to lift the stay of the proceedings against Ventana. By order dated August 15, 2006, the District Court granted our motion to lift the stay and re-open the case. On August 26, 2006, we filed a motion for preliminary injunction to enjoin Ventana from making, using, offering for sale, selling, licensing or otherwise distributing products which embody or comprise the inventions claimed in United States Patent No. 4,849,332. During the week of August 28, 2006, the other parties to the case made a number of filings with the Court including an answer to the amended complaint filed by Ventana and Motions to dismiss some or all of the pending claims filed by Ventana and Beckman on procedural grounds. Motions are scheduled to be argued before the United States District Court for the District of Delaware on February 22, 2007.

Digene Corporation v. F.Hoffmann-LaRoche Ltd. and Roche Molecular Systems, Inc.
On December 4, 2006, we filed a demand for arbitration against F.Hoffmann-LaRoche Ltd. and Roche Molecular Systems, Inc. (“Roche”) claiming that Roche materially breached the 1990 Cross-License Agreement (the “CLA”) between Institute Pasteur and our predecessor, Life Technologies, Inc. by granting a prohibited sublicense and transferring HPV products under the guise of a Supply and Purchase Agreement between Roche and Gen-Probe Incorporated (“Gen-Probe”) dated February 15, 2005 (the “Supply and Purchase Agreement”). The demand was filed with the American Arbitration Association (“AAA”) International Centre for Dispute Resolution in New York. We are seeking, among other things, an order that the Supply and Purchase Agreement between Roche and Gen-Probe is an illegal sublicense.
In a related matter, on December 8, 2006, Gen-Probe filed a complaint for declaratory relief against Digene and Roche (as a Nominal Defendant) in Superior Court of the State of California for the County of San Diego alleging that the Supply and Purchase Agreement entered into by Roche and Gen-Probe is permissible. Gen-Probes seeks, among other things, to have the Court resolve the controversy over whether the Supply and Purchase Agreement is permissible by having the Court issue a declaration, order and judgment that the entry into such an agreement by the parties is a permitted activity, and that activity by Roche to develop, make and have made, use, sell, market and otherwise commercially exploit products and services using Digene’s HPV patents is therefore permissible. In response, Digene has filed a general demurrer asking the Court to dismiss this action on the basis that Gen-Probe is not a party to the CLA and therefore, does not have a legally sufficient interest to bring a declaratory relief claim.
Digene Corporation v. Third Wave Technologies, Inc.
On January 11, 2007, we filed an action for patent infringement against Third Wave Technologies, Inc. (“Third Wave”). The action was filed in the United States District Court for the Western District of Wisconsin. In the action, we allege that Third Wave has been and still is infringing one or more claims of United States Patent No. 5,643,715 entitled “Human Papillomavirus Type 52 DNA Sequences and Methods for Employing the Same” (the “715 patent”) of which Digene is the exclusive licensee. We are seeking, among other remedies, (1) a preliminary and permanent injunction preventing further infringement, contributory infringement and inducement of infringement; (2) a declaration that the ‘715 patent is a valid and enforceable patent infringed by Third Wave; (3) compensatory damages; and (4) a trebling of the compensatory damages pursuant to law.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
             The following table contains information about our purchases of equity securities during the three months ended December 31, 2006.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 - October 31, 2006	5,279	$47.49	N/A	N/A
November 1, 2006 - November 30, 2006	0	$0	N/A	N/A
December 1, 2006 - December 31, 2006	0	$0	N/A	N/A
Total	5,279	$47.49	N/A	N/A

(1) Represents shares purchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock unit  awards and performance shares awards issued pursuant to the Amended and Restated Equity Incentive Plan.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to Digene’s Current Report on Form 8-K filed on December 14, 2006).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1	Employment Agreement, dated November 13, 2006, between the Company and Daryl J. Faulkner.

10.2	Change in Control Employment Agreement, dated December 11, 2006, between the Company and Daryl J. Faulkner.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION
Date: February 2, 2007	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Digene (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

3.2		Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.1 to Digene’s Current Report on Form 8-K filed on December 14, 2006).

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.1	*	Employment Agreement, dated November 13, 2006, between the Company and Daryl J. Faulkner.

10.2	*	Change in Control Employment Agreement, dated December 11, 2006, between the Company and Daryl J. Faulkner.

10.8		Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to Digene’s Current Report on Form 8-K filed on October 31, 2006).

31.1	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.