Form 10-Q
period 2007-03-31
DIGENE CORP
filed 2007-05-09
CIK 1011582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
Class	May 3, 2007

(Common Stock, par value $.01 per share)	24,404,087

DIGENE CORPORATION
INDEX TO FORM 10-Q

Page
Part I. Consolidated Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets-March 31, 2007 and June 30, 2006	3

Consolidated Statements of Operations-Three and nine months ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows-Nine months ended March 31, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information:

Item 1. Legal Proceedings	22

Item 6. Exhibits	25

Signatures

Exhibit Index

PART I. Consolidated Financial Information
Item 1. Consolidated Financial Statements
DIGENE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,042	$8,805
Short-term investments	179,722	130,452
Accounts receivable, less allowance of approximately $390 and $363 at March 31, 2007 and June 30, 2006, respectively	29,471	27,665
Inventories, net	8,715	6,307
Prepaid expenses and other current assets	3,358	3,718
Deferred tax asset, current	3,721	4,275

Total current assets	238,029	181,222

Property and equipment, net	40,755	33,935
Deposits and other assets	5,542	5,981
Deferred tax asset, less current portion	14,666	10,748

Total assets	$298,992	$231,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,616	$10,716
Accrued expenses	10,050	11,030
Accrued payroll	11,676	11,190
Current portion of long-term debt and lease obligations	1,850	1,445

Total current liabilities	38,192	34,381

Deferred rent	293	246
Long-term debt, less current portion	361	450
Lease obligation, less current portion	22,447	19,323

Minority interest	511	440

Stockholders’ equity:
Preferred Stock, $0.10 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 50,000,000 shares authorized, 24,289,887 and 23,243,586 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	243	232
Additional paid-in capital	272,806	229,996
Accumulated other comprehensive income	1,451	692
Accumulated deficit	(37,312)	(53,874)

Total stockholders’ equity	237,188	177,046

Total liabilities and stockholders’ equity	$298,992	$231,886

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$52,068	$38,533	$146,196	$107,915
Other	455	597	1,619	1,661

Total revenues	52,523	39,130	147,815	109,576

Costs and expenses:
Cost of product sales	7,169	5,585	19,756	15,569
Royalty and technology	2,738	1,562	7,555	5,515
Research and development	7,238	5,641	18,113	13,258
Selling and marketing	18,507	16,343	52,718	44,770
General and administrative	9,922	7,472	28,281	19,335

Income from operations	6,949	2,527	21,392	11,129

Other income (expense):
Interest income	2,298	1,277	6,109	2,248
Interest expense	(349)	(318)	(1,231)	(482)
Other income (expense)	95	35	136	(10)

Income from operations before minority interest and income taxes	8,993	3,521	26,406	12,885

Minority interest	(131)	5	(126)	(111)

Income from operations before income taxes	8,862	3,526	26,280	12,774

Provision for income taxes	3,529	2,421	9,717	7,345

Net income	$5,333	$1,105	$16,563	$5,429

Basic net income per share	$0.22	$0.05	$0.70	$0.25

Diluted net income per share	$0.21	$0.05	$0.68	$0.25

Weighted average shares outstanding
Basic	24,157	22,737	23,797	21,297

Diluted	24,836	23,380	24,296	21,742

See accompanying notes.

DIGENE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31
	2007	2006
	(Unaudited)
Operating activities
Net income	$16,563	$5,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,205	3,367
Amortization of intangible assets	375	—
Loss on disposal of fixed assets	105	127
Stock-based compensation expense	4,875	4,193
Deferred tax asset	5,871	3,474
Minority interest	69	57
Changes in operating assets and liabilities:
Accounts receivable	(2,901)	(2,912)
Inventories	(2,363)	817
Prepaid expenses and other current assets	410	(521)
Deposits and other assets	78	(150)
Accounts payable	2,597	1,136
Accrued expenses	(1,648)	3,029
Accrued patent litigation settlement	—	(7,500)
Accrued payroll	405	2,160
Deferred rent	48	(535)

Net cash provided by operating activities	29,689	12,171

Investing activities
Purchases of short-term investments	(231,181)	(189,487)
Sales and maturities of short-term investments	182,235	92,427
Capital expenditures	(10,019)	(3,566)

Net cash used in investing activities	(58,965)	(100,626)

Financing activities
Net proceeds from issuance of common stock	—	60,079
Proceeds from issuance of common stock under equity incentive plans	25,444	15,466
Excess tax benefit from stock-based compensation	3,145	2,837
Principal payments of long-term debt	(1,160)	(376)
Proceeds from lease financing	5,800	—

Net cash provided by financing activities	33,229	78,006

Effect of currency translations	284	(208)

Net increase (decrease) in cash and cash equivalents	4,237	(10,657)
Cash and cash equivalents at beginning of period	8,805	15,789

Cash and cash equivalents at end of period	$13,042	$5,132

See accompanying notes.

DIGENE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements of Digene Corporation (the “Company” or “Digene”) for the three- and nine-month periods ended March 31, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission.
The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
Certain prior year amounts have been reclassified to conform to current year presentation.
2. Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 provides guidance on mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, but should be made within 120 days after the beginning of the fiscal year of adoption, provided that financial statements for that fiscal year have not yet been issued, including any financial statements for an interim period within that fiscal year. The Company expects to adopt Statement 159 during the quarter ending September 30, 2008. The Company is currently evaluating the impact Statement 159 may have on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that financial statements for that fiscal year have not yet been issued, including any financial statements for an interim period within that fiscal year. The Company expects to adopt Statement 157 during the quarter ending September 30, 2008. The Company is currently evaluating the impact Statement 157 may have on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company expects to adopt FIN 48 during the quarter ending September 30, 2007. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.
3. Other Balance Sheet Information
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	March 31,	June 30,
	2007	2006
	(unaudited)
Finished goods	$4,152	$4,204
Work in process	4,343	2,739
Raw materials	2,508	1,773

	11,003	8,716
Inventory reserve	(2,288)	(2,409)

	$8,715	$6,307

4. Income Taxes
The Company accounts for income taxes during interim periods in accordance with FASB SFAS No. 109, “Accounting for Income Taxes,” Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods, an interpretation of APB Opinion No. 28.” For interim reporting purposes, these rules require that a company determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a year-to-date basis. The Company’s provision for income taxes recorded for the nine months ended March 31, 2007 and March 31, 2006 are based on an estimated annual effective tax rate. Items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign tax rate differentials, foreign losses not benefited, and certain non-deductible expenses.
During the fourth quarter of fiscal 2006, the Company removed its valuation allowance previously recorded against the stock option-created portion of its U.S. net operating losses as required under FASB SFAS No. 123(R), “Share-Based Payment” (“Statement 123(R)”). Correspondingly, under Statement 123(R), the Company reduced its deferred tax assets by approximately $34,081,000, which represented the unrecognized benefit from stock option-related net operating loss carryforwards as of June 30, 2006 that is available for utilization in future years, subject to expiration. As of March 31, 2007, this unrecognized benefit is approximately $25,005,000. The realization of deferred tax assets is contingent upon the generation of future taxable income. The Company continues to maintain a valuation allowance for certain U.S. income tax credits and foreign deferred tax assets, including foreign net operating loss carryforwards expected to expire unused, due to the uncertainty of realization of these tax benefits at this time. The Company reviews the valuation allowance at each balance sheet date and would reverse all or a portion of the allowance when it is determined that it is more likely than not that the deferred tax assets will be realized.

5. Stockholders’ Equity
Common Stock and Per Share Calculation
For the three-month periods ended March 31, 2007 and 2006, respectively, in conjunction with stock option exercises, the Company issued 361,784 and 642,396 shares of common stock, and 1,027,103 and 786,466 shares of common stock for the nine-month periods ended March 31, 2007 and 2006, respectively. The Company received cash proceeds from the exercise of stock options of approximately $10,304,000 and $13,569,000 for the three-month periods ended March 31, 2007 and 2006, respectively and $25,444,000 and $15,466,000 for the nine-month periods ended March 31, 2007 and 2006, respectively.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2007	2006	2007	2006

Numerator:
Net income	$5,333	$1,105	$16,563	$5,429
Denominator:
Weighted average shares outstanding – basic	24,157	22,737	23,797	21,297
Dilutive securities — stock options	679	643	499	445

Weighted average shares outstanding – diluted	24,836	23,380	24,296	21,742

Basic net income per share	$0.22	$0.05	$0.70	$0.25
Diluted net income per share	$0.21	$0.05	$0.68	$0.25
For the three-month periods ended March 31, 2007 and 2006, respectively, outstanding stock options to purchase approximately 189,000 and 137,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive since the exercise prices of such stock options were greater than the average share price of the Company’s stock for the applicable period. For the nine-month periods ended March 31, 2007 and 2006, respectively, outstanding stock options to purchase approximately 327,000 and 2,009,000 shares of common stock were not included in the computation of diluted net income per share because their effect would have been antidilutive.
In October 2006, the Company issued 13,353 and 2,315 shares of its common stock to certain employees upon the lapse of forfeiture restrictions on previously awarded restricted stock units and vesting of previously awarded performance shares awards, respectively. Such issuances were done on a “net settlement” basis as provided for in the Company’s equity incentive plans, and, as a result 5,279 shares of common stock associated with payroll taxes related to this issuance were held in treasury at cost. In February 2007, the Company issued the 5,279 shares of common stock previously held in the treasury upon the exercise of stock options as permitted under its equity incentive plan. The aggregate purchase price of those shares exceeded the aggregate selling price by approximately $74,000, which has been charged to additional paid-in capital.

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
Expected volatility is an assumption used in the trinomial lattice option-pricing fair value model and measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Prior to July 1, 2006, the Company had used the historical volatility since its initial public offering to estimate expected volatility. Effective July 1, 2006, a blended volatility has been and will be used in the valuation model. Blended volatility combines both volatility measures and weighs both historical and expected volatilities to offer the most flexibility to adapt to the Company’s specific facts and circumstances. The weighted-average expected volatility for the three and nine months ended March 31, 2007 averaged 53.3% and 55.0%, respectively.
During the nine months ended March 31, 2007, the Company awarded 321,625 stock options, 40,815 restricted stock units and 64,900 performance shares to certain employees. Under the terms of most performance shares awards, the actual number of shares of stock that may be issued may be reduced to zero or increased as much as two-fold, depending on the achievement of established three-year revenue and earnings performance objectives. In addition, recipients of these performance shares must continue their employment for three years from the date of grant. Performance shares awards made to the Company’s new Chief Executive Officer in December 2006 will vest in increments over three years and be subject to meeting performance objectives established by the Board of Directors.
In October 2006, the Company awarded 25,000 stock options and 4,735 restricted stock units to directors of the Company pursuant to the Digene Corporation Directors’ Equity Compensation Plan.
In August 2006, the Company entered into a severance agreement with an executive officer. Under the agreement, the exercise periods for 250,425 stock options that had vested through October 31, 2006 were extended through October 31, 2007. In October 2006, the Compensation Committee also accelerated the vesting of 2,315 performance shares on October 31, 2006, which represented a portion of a performance shares award made to the executive officer in July 2005. The increase in compensation expense resulting from this agreement was approximately $386,000.

Comprehensive Income
Comprehensive income for the quarter- and year-to-date periods ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net income, as reported	$5,333	$1,105	$16,563	$5,429
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of taxes	1	(64)	202	(64)
Foreign currency translation gain (loss)	68	85	557	(181)

Comprehensive income	$5,402	$1,126	$17,322	$5,184

For the three-month periods ended March 31, 2007 and 2006, the change in tax effects related to the change in unrealized gain (loss) on available-for-sale securities was approximately $1,000 and $(41,000), respectively. For the nine-month periods ended March 31, 2007 and 2006, the change in tax effects related to the change in unrealized gain (loss) on available-for-sale securities was approximately $121,000 and $(42,000), respectively.
6. Warranties
The Company reserves approximately 2% of product sales for its standard warranty obligations. Changes in the Company’s standard warranty reserve are as follows (in thousands):

	Nine Months Ended March 31,
	2007	2006
Balance, beginning of period	$1,503	$1,137
Warranties issued during the period	2,936	2,145
Changes in liability for pre-existing warranties during the period	(2,613)	(1,922)

Balance, end of period	$1,826	$1,360

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
     Our revenues have been derived primarily from the sales of our molecular diagnostic tests for the presence of HPV. HPV test revenues accounted for 88% of total revenues in fiscal 2006 and 91% of total revenues in the first nine months of fiscal 2007. We expect that the growing acceptance of HPV testing in cervical cancer screening programs, especially in the United States, will continue to drive the growth in revenues from our HPV test products. Our efforts are generating increased physician and patient awareness of the importance of HPV testing in cervical cancer screening and our vision for the future is to leverage our strength in women’s health, framework for building global markets, and expertise in developing clinically, superior molecular diagnostics to become a broad-based supplier of high-value medical diagnostics.
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
     Our sales and marketing expenditures have been, and will continue to be, focused on accelerating the adoption of HPV testing worldwide and particularly in the United States. In fiscal 2006, we increased our sales and marketing expenditures by 37% over fiscal 2005 and increased 18% in the first nine months of fiscal 2007 over the corresponding period in fiscal 2006 to capitalize on the growing acceptance of our HPV test products by physicians, laboratories, health insurance providers and patients, and we expect to continue to invest heavily in such sales and marketing programs over the next several quarters.
     We have increased the size of our investment in research and development activities during fiscal 2007 with particular investment in the development of our next generation platforms and other research and development programs primarily related to HPV testing. We also continue to evaluate various technologies for in-licensing and acquisitions, which may result in a significant increase in research and development expense.
     We expect our general and administrative expenses will increase to support the overall growth of our business, but at a much-lower rate than our revenue growth rate.
     Historically, we granted stock options as the only form of equity compensation. In fiscal 2006, we began issuing restricted stock units and performance shares awards to employees and directors in addition to our previous stock option grants, reducing our reliance on stock options as the sole method of equity compensation. Stock-based compensation expense was approximately $1,183,000 for the three-month period ended March 31, 2007 compared to approximately $1,411,000 for the corresponding period in fiscal 2006 and was approximately $4,876,000 for the nine-month period ended March 31, 2007 compared to approximately $4,193,000 for the corresponding period in fiscal 2006.
     Although we have increased our expenditures as described above, we anticipate that our operating profits will continue to increase due to revenue growth, as compared to prior-year periods.
Results of Operations

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	change	2007	2006	change
	(in thousands, except
	gross margin)
Total revenue	$52,523	$39,130	34%	$147,815	$109,576	35%
Product sales	52,068	38,533	35%	146,196	107,915	35%
HPV test product revenue	48,335	34,244	41%	135,162	94,938	42%
Cost of product sales	7,169	5,585	28%	19,756	15,569	27%
Gross margin (1)	86.2%	85.5%	1%	86.5%	85.6%	1%
Royalty and technology expense	$2,738	$1,562	75%	$7,555	$5,515	37%

(1)	We calculate gross margin as the difference between product sales and the cost of product sales, which exclude royalty and technology fees, as a percentage of product sales for the period.

     Product sales increased 35% to approximately $52,068,000 for the three-month period ended March 31, 2007 from approximately $38,533,000 for the corresponding period in fiscal 2006. The increase was primarily due to a 41% increase in sales of our HPV test products to approximately $48,335,000. The majority of the growth in our HPV test product revenue was in the United States, which increased 43% to approximately $40,850,000, and in Europe, which increased 38% to approximately $5,924,000.
     Product sales increased 35% to approximately $146,196,000 for the nine-month period ended March 31, 2007 from approximately $107,915,000 for the corresponding period in fiscal 2006. The increase was primarily due to a 42% increase in sales of our HPV test products to approximately $135,162,000. The majority of the growth in our HPV test product revenue was in the United States, which increased 45% to approximately $114,478,000, and in Europe, which increased 38% to approximately $16,023,000.
     The net impact of foreign exchange rate fluctuations on product sales was immaterial for the three- and nine-month periods ended both March 31, 2007 and 2006. In the United States, growth in our HPV test product sales resulted from increased acceptance of our Digene® HPV Test for adjunctive cervical cancer screening with a Pap test for women age 30 and older (also marketed as the DNAwithPap® Test). We believe the growth was due in part to our physician and patient education activities and our direct-to-consumer marketing campaigns. The growth in HPV test product revenue in Europe was due to our subsidiary operating companies and distributor operations benefiting from our coordinated sales and marketing programs, public awareness campaigns about HPV and HPV testing and physician education efforts.
     Cost of product sales increased by 28% to approximately $7,169,000 for the three-month period ended March 31, 2007 from approximately $5,585,000 for the corresponding period in fiscal 2006. The increase for the three-month period ended March 31, 2007 is due to increased product sales volume and an additional reserve accrued for a product candidate discontinuation of approximately $352,000. Cost of product sales included approximately $115,000 of stock compensation expense for the three-month period ended March 31, 2007 compared to approximately $123,000 for the corresponding period in fiscal 2006.
     Cost of product sales increased by 27% to approximately $19,756,000 for the nine-month period ended March 31, 2007 from approximately $15,569,000 for the corresponding period in fiscal 2006. The increase for the nine-month period ended March 31, 2007 is mainly due to increased product sales volume. Additionally, reserves increased due to the aforementioned product candidate discontinuation reserve. This was offset by a decrease in reserves due to improved operational efficiencies. Cost of product sales included approximately $348,000 of stock compensation expense for the nine-month period ended March 31, 2007 compared to approximately $356,000 for the corresponding period in fiscal 2006.
     Gross margins on product sales increased to 86.2% for the three-month period ended March 31, 2007 from 85.5% for the corresponding period in fiscal 2006 and increased to 86.5% for the nine-month period ended March 31, 2007 from 85.6% for the corresponding period in fiscal 2006. The increase in gross margin for the three- and nine-month periods ended March 31, 2007 from the corresponding periods in fiscal 2006 were the result of increased production demand resulting in decreased manufacturing overhead costs as a percentage of product sales, improved operational efficiencies and a shift in the product mix from lower margin products to higher margin HPV test products.
     Royalty and technology expense increased to 5.3% of product sales, or approximately $2,738,000, for the three-month period ended March 31, 2007 from 4.1% of product sales, or approximately $1,562,000, for the corresponding period in fiscal 2006. The increase for the three-month period ended March 31, 2007, as a percent of product sales was primarily due to the reversal of approximately $324,000 in costs previously accrued in prior periods resulting from the expiration of an exclusively licensed patent which occurred during the three-month period ended March 31, 2006.

     Royalty and technology expense as a percent of product sales remained relatively constant at 5.2%, or approximately $7,555,000, for the nine-month period ended March 31, 2007 from 5.1%, or approximately $5,515,000, for the corresponding period in fiscal 2006.
     Research and development expenses increased 28% to approximately $7,238,000, or 14% of total revenue, for the three-month period ended March 31, 2007 from approximately $5,641,000, or 14% of total revenue, for the corresponding period in fiscal 2006. The increase in research and development expenses for the three-month period ended March 31, 2007 was primarily due to a 72% increase in personnel costs, which increased to approximately $2,943,000; professional services, which increased 23% to approximately $2,178,000; facility and overhead costs, including travel, which increased 83% to approximately $1,034,000; and depreciation and amortization, which increased 307% to approximately $186,000. These increases were partially offset by an accrual made in the quarter ended March 31, 2006 related to a marketing and distribution agreement for new products, which was paid in April 2006, for which there was no corresponding accrual made in the current quarter. The increase in personnel costs, facility, overhead and travel expense is to support our research and development programs and initiatives. The increase in professional services was due to increased costs for products under development, including our genotyping development activities. The increase in depreciation and amortization is due primarily to amortization of intangibles associated with a non-exclusive sublicense acquired in June 2006. Research and development expenses included approximately $178,000 of stock compensation expense for the three-month period ended March 31, 2007 compared to approximately $185,000 for the corresponding period in fiscal 2006.
     Research and development expenses increased 37% to approximately $18,113,000, or 12% of total revenue, for the nine-month period ended March 31, 2007 from approximately $13,258,000, or 12% of total revenue, for the corresponding period in fiscal 2006. The increase for the nine-month period ended March 31, 2007 was primarily due to a 77% increase in personnel costs, which increased to approximately $8,250,000; professional services, which increased 15% to approximately $4,444,000; depreciation and amortization, which increased 272% to approximately $533,000; and increased stock compensation expense. These increases were partially offset by an accrual made in the corresponding period in fiscal 2006 related to a license fee for intellectual property of $500,000 and the aforementioned marketing and distribution agreement. The increase in personnel costs, professional services and depreciation and amortization are due to the aforementioned variances. Research and development expenses included approximately $473,000 of stock compensation expense for the nine-month period ended March 31, 2007 compared to approximately $309,000 for the corresponding period in fiscal 2006.
     Our core research efforts for next-generation technologies include programs for improved molecular diagnostic assay systems for detection of HPV and other targets in the area of women’s cancers and infectious diseases, and research on our next-generation nucleic acid detection technology. In the first nine months of fiscal 2007, research and development activities were concentrated on platform technology and improvements to our diagnostic test and equipment products. During the past three months, we focused on four areas: (1) core research efforts for next generation technologies; (2) new product development activities; (3) support and improvement of existing product lines and equipment offerings; and (4) analysis of data and information with respect to existing regulatory submissions and evaluation of clinical trial sites for future regulatory submissions. Because our research and development expenditures typically benefit multiple product offerings, we do not report research and development expenses on a per-product or per-disease target basis.

     We believe there are a number of potential and current applications for HPV genotyping to further improve the diagnosis and prevention of cervical cancer, and are developing several genotyping products targeted to these applications. Our first HPV genotyping product, HPV 16/18/45 Probe Set, is commercially available. It is an analyte specific reagent (ASR) probe reagent that can be used by clinicians and laboratory customers to develop tests for the detection of HPV types 16, 18 and 45. There is building clinical evidence that these three HPV types are particularly aggressive, and determining a woman’s HPV 16/18/45 status may become an important method of determining follow-up activities for Pap negative/HPV positive test results. We do not currently intend to pursue regulatory approval in connection with additional uses of this product offering.
     In response to our customer needs, we have determined to pursue development of additional, non-ASR genotyping products. Our second HPV genotyping offering will be a Luminex-based genotyping products utilizing our proprietary GP5+/6+ primers. Genotyping using Luminex ® xMAP ® multiplex detection permits individual typing of cancer-causing HPV subtypes. Test methods using these products are currently being evaluated by several clinical investigators, and we are working toward obtaining FDA approval and CE marking.
     Additionally, we have contracted with Diassay B.V. to develop and manufacture for us a line blot HPV genotyping test also based on our proprietary GP5+/6+ primers and HPV intellectual property for use outside of the U.S. which we intend to CE mark in calendar 2007. This product is intended to satisfy the requirements of low-volume laboratories found throughout the European market.
     We continue our efforts to enhance the automation and throughput of our hc2 portfolio to better meet customer needs as the demand for HPV testing increases. These development efforts include a batch preparation method, using a filter plate, for processing liquid-based cytology specimens for HPV testing. In June 2006, we submitted data to the FDA supporting a pre-market approval supplement (PMAS) using this new method for hc2 high-risk HPV testing of specimens collected with the ThinPrep ® test in PreservCyt ® solution (Cytyc Corporation). In January 2007, we received notice from the FDA that the PMAS was not approvable as submitted. Having reviewed the possible responses to the FDA’s non-approvable letter, Digene has decided that it is appropriate to withdraw the submission at this time.
      Work continues on a specimen preparation processor designed to automate the handling, preparation and tracking of HPV specimens collected in Cytyc’s PreservCyt liquid cytology vial for transfer onto our Rapid Capture© System. The development to date included the filter plate method. We are currently evaluating alternative protocols for the use of this instrument given the removal of the filter plate method from the product design requirements. There can be no assurance that we will be able to identify an alternative protocol for the use of this instrument, which may require us to discontinue the development of this instrument and develop another solution to meet the automation needs of our laboratory customers, the impact of which may be material to our business.
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
     Work on our HPV system for developing countries continues. To date all product development milestones established with our partner, PATH (Program for Appropriate Technology in Health), have been met. This product candidate is aimed at developing countries that currently lack adequate cervical cancer screening programs. We estimate that this product will be commercially available in the second half of calendar 2008.
     We also plan to build our portfolio through in-licensing and acquisitions. Our announcement of an exclusive distribution agreement with Asuragen Inc. in April 2006 was one of the first announcements relating to this program. We expect Asuragen to submit a 510(k) to the FDA in mid-calendar 2007 supporting the use of Asuragen’s Signature ® “Expand” cystic fibrosis screening products.

     Selling and marketing expenses increased 13% to approximately $18,507,000, or 35% of total revenue, for the three-month period ended March 31, 2007 from approximately $16,343,000, or 42% of total revenue, for the corresponding period in fiscal 2006. The increase in selling and marketing expenses for the three-month period ended March 31, 2007 was primarily due to marketing program expenses, which increased 24% to approximately $5,099,000; facility and overhead costs, including travel, which increased 10% to approximately $3,467,000; and increased stock compensation expense. Selling and marketing expenses included approximately $529,000 of stock compensation expense for the three-month period ended March 31, 2007 compared to approximately $335,000 for the corresponding period in fiscal 2006.
     Selling and marketing expenses increased 18% to approximately $52,718,000, or 36% of total revenue, for the nine-month period ended March 31, 2007 from approximately $44,770,000, or 41% of total revenue, for the corresponding period in fiscal 2006. The increase for the nine-month period ended March 31, 2007 was primarily due to personnel costs, which increased 16% to approximately $21,668,000; marketing program expense, which increased 17% to approximately $12,796,000; facility and overhead costs, including travel, which increased 26% to approximately $10,236,000; and increased stock compensation expense. Selling and marketing expenses included approximately $1,479,000 of stock compensation expense for the nine-month period ended March 31, 2007 compared to approximately $1,105,000 for the corresponding period in fiscal 2006.
     The increase in personnel costs, facility, overhead and travel expenses in each of the three- and nine-month periods ended March 31, 2007 is to support our global product portfolio management. The increase in marketing program expenses is the result of a direct-to-consumer awareness campaign implemented during fiscal 2005 and continued throughout fiscal 2007.
     The majority of the increase in our selling and marketing expenses for the three-month period ended March 31, 2007 was incurred in the United States, which increased 14% to approximately $14,310,000 as compared to approximately $12,576,000 in the corresponding period in fiscal 2006 and increased 19% to approximately $40,929,000 for the nine-month period ended March 31, 2007 from approximately $34,535,000 in the corresponding period in fiscal 2006, as we expanded our direct sales and marketing activities, including our physician and patient education activities directed toward increasing sales of our HPV test products.
     General and administrative expenses increased 33% for the three-month period ended March 31, 2007 to approximately $9,922,000, or 19% of total revenues, from approximately $7,472,000, or 19% of total revenues, in the corresponding period in fiscal 2006. General and administrative expenses included approximately $361,000 of stock compensation expense for the three-month period ended March 31, 2007 compared to approximately $768,000 for the corresponding period in fiscal 2006. The increase for the three-month period ended March 31, 2007 was due to personnel costs, which increased 91% to approximately $4,919,000. For the three-month period ended March 31, 2007, the increase in personnel costs included severance costs of approximately $1,265,000, which were partially offset by a decrease in stock compensation expense of approximately $592,000 relating to the individuals no longer employed by the Company.

     General and administrative expenses increased 46% to approximately $28,281,000, or 19% of total revenues, for the nine-month period ended March 31, 2007 from approximately $19,335,000, or 18% of total revenue, for the corresponding period in fiscal 2006. General and administrative expenses included approximately $2,575,000 of stock compensation expense for the nine-month period ended March 31, 2007 compared to approximately $2,423,000 for the corresponding period in fiscal 2006. The increase for the nine-month period ended March 31, 2007 was due to personnel costs, which increased 77% to approximately $12,708,000; professional services, which increased 36% to approximately $7,515,000; and the increased stock compensation expense. For the nine-month period ended March 31, 2007, the increase in personnel costs included severance costs of approximately $2,588,000, stock compensation expense charges for the individuals no longer employed by the Company of approximately $386,000 related to accelerated vesting of certain stock options and performance shares, partially offset by the reversal of stock compensation expense associated with unvested stock options and performance shares of approximately $592,000. The increase in professional services for the nine-month period ended March 31, 2007 was largely due to increased litigation, arbitration, other legal expenses incurred and outside tax services.
     The majority of the increase in general and administrative expenses for the three-month period ended March 31, 2007 was incurred in the United States, which increased 42%, to approximately $7,691,000, compared to the corresponding period in fiscal 2006. General and administrative expenses for the nine-month period ended March 31, 2007 increased 55%, to approximately $21,345,000 in the United States, compared to the corresponding period in fiscal 2006. The previously mentioned severance events, which include cash compensations and stock compensation expenses, contributed 30% of the increase in United States general and administrative expense for the three-month period ended March 31, 2007 and 32% of the increase for the nine-month period ended March 31, 2007.
     Interest income increased 80% to approximately $2,298,000 for the three-month period ended March 31, 2007 from approximately $1,277,000 in the corresponding period in fiscal 2006 and increased 172% to approximately $6,109,000 for the nine-month period ended March 31, 2007 from approximately $2,248,000 for the corresponding period in fiscal 2006. The increase was due to higher cash, cash equivalents and short-term investment balances, as well as higher interest rates during the three- and nine-month periods ended March 31, 2007 compared to the corresponding periods in fiscal 2006.
     Interest expense increased 10% to approximately $349,000 for the three-month period ended March 31, 2007 from approximately $318,000 in the corresponding period in fiscal 2006 and increased 155% to approximately $1,231,000 for the nine-month period ended March 31, 2007 from approximately $482,000 for the corresponding period in fiscal 2006. The increase was due to the Gaithersburg facility lease obligation, which is more fully described below in Liquidity and Capital Resources.
     Our provision for income taxes recorded for the nine months ended March 31, 2007 and March 31, 2006 are based on an estimated annual effective tax rate. Items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate include state income taxes, foreign tax rate differentials, foreign losses not benefited, and certain non-deductible expenses. In addition, the estimated annual effective tax rate is based on financial projections for the fiscal year that can, and have in the past, changed materially.
     During the fourth quarter of fiscal 2006, we removed the valuation allowance previously recorded against the stock option created-portion of our net operating losses as required under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (”Statement 123(R)”). Correspondingly, under Statement 123(R), we reduced our deferred tax assets by approximately $34,081,000, which represented the unrecognized benefit from stock-option related net operating loss carryforwards as of June 30, 2006, that is available for utilization in future years, subject to expiration. As of March 31, 2007, this unrecognized benefit is approximately $25,005,000. The realization of our deferred tax assets is contingent upon the generation of future taxable income. We continue to maintain a valuation allowance for the amount of certain U.S. income tax credits and foreign deferred tax assets, including foreign net operating loss carryforwards expected to expire unused, due to uncertainty of realization of these tax benefits at this time. We review the valuation allowance at each balance sheet date and would reverse all or a portion of the allowance when it is determined that it is more likely than not that the deferred tax assets will be realized.

     At March 31, 2007, we had two stock-based employee compensation plans, one stock-based non-employee compensation plan, and one stock-based director compensation plan, which are described more fully in Note 7 of our Annual Report on Form 10-K for the year ended June 30, 2006. Since March 2006, we only have the ability to issue stock-based compensation to employees under one of the employee compensation plans, as the other expired on March 26, 2006. Effective July 1, 2005, we account for awards under these plans under Statement 123(R), using the modified-prospective-transition method.
     Under the modified-prospective-transition method, compensation cost recognized in the nine months ended March 31, 2007 and 2006, respectively includes: (a) compensation cost for all share-based payments awarded prior to but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), and (b) compensation cost for all share-based payments awarded subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).
Liquidity and Capital Resources
     Since inception, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of approximately $37,312,000 at March 31, 2007. We have funded our operations primarily through the sale of equity securities and revenues from product sales and research and development contracts. At March 31, 2007, we had cash, cash equivalents and short-term investments aggregating approximately $192,764,000. We had positive cash flows from operations of approximately $29,689,000 for the nine months ended March 31, 2007 compared to cash flow from operations of approximately $12,171,000 for the corresponding period in fiscal 2006. The increase in cash flows from operations was largely driven by the improvement of net income to approximately $16,563,000 for the nine months ended March 31, 2007 from approximately $5,429,000 for the corresponding period in fiscal 2006. The cash flows from operations for the nine months ended March 31, 2006 also included $7,500,000 in payments to Georgetown University, further described below.
     Net cash used in investing activities for the nine months ended March 31, 2007 of approximately $58,965,000 included $182,235,000 of sales and revolving maturities of short-term investments. Capital expenditures of approximately $10,019,000 were primarily used for expansion of our Gaithersburg facility. During the remainder of fiscal 2007, we expect to spend up to $2,000,000 for final payments on the expansion of our Gaithersburg facility, which is accrued as of March 31, 2007 but not paid. We are considering an option to re-engineer our Gaithersburg facility beginning in calendar 2007 to increase manufacturing efficiency. The construction could cost up to $10,000,000, which we expect to finance ourselves and capitalize as building improvements.
     On July 12, 2005, we entered into a Settlement and License Agreement with Georgetown University. Under the Agreement with Georgetown, we were granted irrevocable, worldwide, exclusive, royalty-bearing licenses with the right to grant sublicenses under two Georgetown patents, as well as corresponding foreign patents and patent applications. Under the Georgetown Agreement, we made an initial payment of $3,750,000 in July 2005, and we made a second payment of $3,750,000 to Georgetown in October 2005. We recorded a pre-tax charge for this $7,500,000 in settlement expense in our fiscal 2005 fourth quarter results. We also pay Georgetown royalties on future net sales of products covered by the license grants. Our obligation to make royalty payments on one of the Georgetown patents will end on October 15, 2008 and for the other Georgetown patent on July 1, 2014, unless earlier terminated in accordance with the terms of the Georgetown Agreement.

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
     Under the Amendment we became responsible for a portion of the construction costs and were deemed to be the owner of the Gaithersburg facility for accounting purposes during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” Upon completion of construction, the Lease is being accounted for as a financing in accordance with FASB SFAS No. 98, “Accounting for Leases,” and we will, accordingly, continue to record the existing facility and expanded area as a capital asset. Prior to the Amendment, we had accounted for the Lease as an operating lease; however, during the quarter ended December 31, 2005, upon execution of the Amendment, we capitalized $21,400,000 to record the estimated fair value of the current building facility and recognized a related lease obligation of approximately $19,700,000. In accordance with accounting guidance, the portion of the Lease related to ground rent will continue to be treated as an operating lease. Amounts paid by us for the construction have been recorded as construction in progress. This change in accounting treatment has no impact on our cash flow or total expense over the Lease term; however, it results in the acceleration of expense from the later years of the Lease to the earlier years of the Lease. In September 2006 we took occupancy of part of the new space and in October 2006 we took occupancy of the remainder of the space.
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

Contractual Obligations
We have summarized below our material contractual obligations as of March 31, 2007 (in thousands):

Contractual Obligations	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Long-term debt	$479	$118	$361	$—	$—
Operating leases	3,081	975	1,542	542	22
Capital leases	198	102	96	—	—
Executive severance	2,820	2,436	384
Purchase obligations	1,963	1,963	—	—	—
Gaithersburg lease obligation	39,770	3,849	12,056	8,484	15,381
Minimum royalty payments	9,591	2,591	7,000	—	—

Total contractual cash obligations	$57,902	$12,034	$21,439	$9,026	$15,403

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk comes from our operations in Europe and South America. The net impact of foreign exchange activities on earnings was immaterial for the three- and nine-month periods ended March 31, 2007 and 2006, respectively. Interest rate exposure is primarily limited to the $192.8 million of cash, cash equivalents and short-term investments owned by us. Such investments are largely money market debt securities that generate interest income for us on cash balances. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short term nature of our investments. We do not consider the present rate of inflation to have a significant impact on our business.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2007, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Digene Corporation v. Ventana Medical Systems, Inc. and Beckman Coulter, Inc.
On November 19, 2001, we filed an action for patent infringement against Ventana Medical Systems, Inc. The action was filed in the United States District Court for the District of Delaware. In the action, we allege that Ventana Medical Systems, Inc. has made, used, sold and/or offered for sale products embodying our patented inventions thereby infringing our United States Patent No. 4,849,331 entitled “Human Papilloma Virus 44 Nucleic Acid Hybridization Probes and methods for Employing the Same” and United States Patent No. 4,849,332 entitled “Human Papilloma Virus 35 Nucleic Acid Hybridization Probes and methods for Employing the Same.” We originally sought a permanent injunction and monetary damages for past infringement. On September 25, 2002, Ventana Medical Systems, Inc. publicly announced that it had acquired Beckman Coulter Inc.’s human papillomavirus business and corresponding assets, including the assignment of the human papillomavirus intellectual property portfolio acquired by Beckman Coulter, Inc. from Institut Pasteur through a 1991 sublicense agreement. On October 18, 2002, we filed a motion to amend our complaint to add Beckman Coulter, Inc. as a co-defendant, as well as additional claims against Ventana. On December 10, 2002, the Court granted our motion to amend. On January 28, 2003, we filed a motion to file a second amended complaint to add additional claims, including a civil conspiracy claim. On March 9, 2003 the Court granted our motion to amend.
In the course of this litigation, Ventana and Beckman Coulter filed motions seeking to compel arbitration of our claims against them. After a bench trial, the Court issued an order that Beckman Coulter has a right to arbitrate our claims against it, but that Ventana does not. The Court, as a matter of judicial economy, stayed the proceedings against Ventana pending the outcome of the arbitration between us and Beckman Coulter. On December 23, 2004, we submitted a demand for arbitration against Beckman with the American Arbitration Association (“AAA”). The arbitration hearing occurred on March 13-16, 2006.
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
A hearing on Digene’s motion for preliminary injunction and Ventana’s and Beckman’s motions was held before the United States District Court for the District of Delaware on February 22, 2007. On March 6, 2007, the Court granted Ventana’s motion to dismiss the count in Digene’s second amended complaint, which alleged and sought redress for civil conspiracy between Ventana and Beckman. The Court has not ruled on the other motions that were heard on February 22, 2007. A trial date has not yet been set. The patents at issue in this litigation are set to expire in May 2007 and June 2007.

Digene Corporation v. F.Hoffmann-LaRoche Ltd. and Roche Molecular Systems, Inc.
On December 4, 2006, we filed a demand for arbitration against F.Hoffmann-LaRoche Ltd. and Roche Molecular Systems, Inc. (“Roche”) claiming that Roche materially breached the 1990 Cross-License Agreement (the “CLA”) between Institut Pasteur and our predecessor, Life Technologies, Inc. by granting a prohibited sublicense and transferring HPV products under the guise of a Supply and Purchase Agreement between Roche and Gen-Probe Incorporated (“Gen-Probe”) dated February 15, 2005 (the “Supply and Purchase Agreement”). The demand was filed with the American Arbitration Association (“AAA”) International Centre for Dispute Resolution in New York. We are seeking, among other things, an order that the Supply and Purchase Agreement between Roche and Gen-Probe is an illegal sublicense. The parties are in the process of selecting the arbitration panel.
In a related matter, on December 8, 2006, Gen-Probe filed a complaint for declaratory relief against Digene and Roche (as a Nominal Defendant) in Superior Court of the State of California for the County of San Diego alleging that the Supply and Purchase Agreement entered into by Roche and Gen-Probe is permissible. Gen-Probes seeks, among other things, to have the Court resolve the controversy over whether the Supply and Purchase Agreement is permissible by having the Court issue a declaration, order and judgment that the entry into such an agreement by the parties is a permitted activity, and that activity by Roche to develop, make and have made, use, sell, market and otherwise commercially exploit products and services using Digene’s HPV patents is therefore permissible. In response, on January 24, 2007 Digene filed a general demurrer asking the Court to dismiss this action on the basis that Gen-Probe is not a party to the CLA and, therefore, does not have a legally sufficient interest to bring a declaratory relief claim.
On February 23, 2007, Gen-Probe filed an amended complaint. In response, on March 26, 2007 Digene filed a general demurrer to Gen-Probe’s amended complaint asking the Court to dismiss this action on the basis that Gen-Probe is not a party to the CLA and, therefore, does not have a legally sufficient interest to bring a declaratory relief claim. A hearing on Digene’s general demurrer is scheduled for June 1, 2007.
On March 28, 2007, GenProbe filed a motion for summary judgment regarding the interpretation of Supply and Purchase Agreement between Roche and Gen-Probe. A hearing on GenProbe’s summary judgment motion is scheduled for June 15, 2007. Digene intends to vigorously defend its position and intends to respond to GenProbe’s summary judgment motion in due course.
Digene Corporation v. Third Wave Technologies, Inc.
On January 11, 2007, we filed an action for patent infringement against Third Wave Technologies, Inc. (“Third Wave”). The action was filed in the United States District Court for the Western District of Wisconsin. In the action, we allege that Third Wave has been and still is infringing one or more claims of United States Patent No. 5,643,715 entitled “Human Papillomavirus Type 52 DNA Sequences and Methods for Employing the Same” (the “715 patent”) of which Digene is the exclusive licensee. We are seeking, among other remedies, (1) a preliminary and permanent injunction preventing further infringement, contributory infringement and inducement of infringement; (2) a declaration that the 715 patent is a valid and enforceable patent infringed by Third Wave; (3) compensatory damages; and (4) a trebling of the compensatory damages pursuant to law.
On February 28, 2007, Third Wave filed an answer to Digene’s complaint, denying infringement of the 715 patent, and asserting counterclaims against Digene regarding alleged sales and marketing activities of Digene. Third Wave also asserted counterclaims alleging violations of federal antitrust laws pursuant to Sherman Act Sections 1 and 2, the Clayton Act, and the Robinson-Patman Act. Third Wave seeks injunctive relief, treble damages for Digene’s alleged violations of the antitrust laws, and attorneys’ fees. On April 5, 2007 Digene filed a reply to Third Wave’s counterclaims, denying that Digene has committed any violation of the federal antitrust laws. The action is in discovery, and a trial is scheduled for February 2008.
Digene intends to vigorously enforce its intellectual property rights against Third Wave and defend itself against Third Wave’s antitrust counterclaims.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to Digene’s Current Report on Form 8-K filed on April 11, 2007).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-02968)).

10.1	Amended and Restated Employment Agreement, dated March 7, 2007, and effective March 13, 2007, between Digene and Attila T. Lorincz.

10.2	Transition Agreement, dated November 22, 2006, between Digene and Evan Jones.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGENE CORPORATION

Date: May 9, 2007	By:	/s/ Joseph P. Slattery

Joseph P. Slattery
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Digene (Incorporated by reference to Exhibit 3.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

3.2		Amended and Restated Bylaws of Digene (Incorporated by reference to Exhibit 3.1 to Digene’s Current Report on Form 8-K filed on April 11, 2007).

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Digene’s Registration Statement on Form S-1 (File No. 333-2968) dated March 29, 1996).

10.1	*	Amended and Restated Employment Agreement, dated March 7, 2007, and effective March 13, 2007, between Digene and Attila T. Lorincz.

10.2	*	Transition Agreement, dated November 22, 2006, between Digene and Evan Jones.

31.1	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32	*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.